Form 10-Q
period 2011-09-30
Apollo Residential Mortgage, Inc.
filed 2011-11-14
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 001-35246

Apollo Residential Mortgage, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	45-0679215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Apollo Residential Mortgage, Inc.

c/o Apollo Global Management, LLC

9 West 57th Street, 43rd Floor,

New York, New York 10019

(Address of Registrant’s principal executive offices)

(212) 515–3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of November 10, 2011, there were 10,270,000 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Residential Mortgage, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet (Unaudited)

(in thousands—except share and per share data)

September 30, 2011
Assets:
Cash and cash equivalents	$161,454
Restricted cash	3,119
Mortgage-backed securities, at fair value	559,385
Interest receivable	1,281
Investment related receivable	6,915
Deferred financing costs, net	486
Derivative asset	436
Other assets	538

Total Assets	$733,614

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$392,573
Accrued interest payable	159
Investment related payable	134,425
Derivative liability	544
Accounts payable and accrued expenses	1,184
Payable to related party	3,595

Total Liabilities	532,480

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,270,000 shares issued and outstanding	103
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—
Additional paid-in-capital	202,917
Accumulated deficit	(1,886)

Total Stockholders’ Equity	201,134

Total Liabilities and Stockholders’ Equity	$733,614

See notes to unaudited condensed consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands—except share and per share data)

For the period from July 27, 2011 (commencement of operations) through September 30, 2011
Net interest income:
Interest income	$1,555
Interest expense	(143)

Net interest income	1,412

Operating expenses:
General and administrative (includes $70 non-cash stock based compensation)	(1,578)
Management fee – related party	(549)

Total operating expenses	(2,127)
Realized gain on sale of investments	335
Unrealized loss on investments	(1,283)
Loss on derivative instruments (includes $108 of unrealized losses)	(223)

Net loss	$(1,886)

Basic and diluted net loss per share of common stock	$(0.18)

Basic and diluted weighted average shares of common stock outstanding	10,301,250

See notes to unaudited condensed consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share and per share data)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Par
Balance at July 27, 2011 (commencement of operations)		$—	$1	$—	$1
Redemption of common stock			(1)		(1)
Proceeds from public offering of common stock	10,000,000	100	199,900	—	200,000
Offering costs			(2,050)	—	(2,050)
Proceeds from private placement of common stock	250,000	3	4,997	—	5,000
Grant of restricted stock to independent directors pursuant to Equity Incentive Plan	20,000	—	—	—	—
Vesting of restricted stock pursuant to Equity Incentive Plan			70		70
Net loss for the period from July 27, 2011 (commencement of operations) to September 30, 2011	—	—	—	(1,886)	(1,886)

Balance at September 30, 2011	10,270,000	$103	$202,917	$(1,886)	$201,134

See notes to unaudited condensed consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

For the period from July 27, 2011 (commencement of operations) to September 30, 2011
Cash flows used in operating activities:
Net loss	$(1,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Premium and discount amortization, net	(484)
Amortization of deferred financing costs	31
Restricted stock amortization expense	70
Unrealized loss on securities	1,283
Unrealized loss on derivative instruments	108
Realized gain on sale of investments	(335)
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(1,281)
Increase in other assets	(538)
Increase in accrued interest payable	159
Increase in accounts payable and accrued expenses	1,014
Increase in payable to related party	1,331

Net cash used in operating activities	(528)

Cash flows used in investing activities:
Purchase of mortgage-backed securities	(486,871)
Proceeds from sale of mortgage-backed securities	58,384
Principal payments received on mortgage-backed securities	1,668

Net cash used in investing activities	(426,819)

Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Proceeds from private placement of common stock (concurrent with initial public offering)	5,000
Payment of offering costs	(133)
Redemption of common stock	(1)
Proceeds from repurchase agreement borrowings	543,645
Repayments of repurchase agreement borrowings	(156,592)
Restricted cash	(3,119)

Net cash provided by financing activities	588,800

Net increase in cash and cash equivalents	161,453
Cash and cash equivalents, beginning of period	1

Cash and cash equivalents, end of period	$161,454

Supplemental disclosure of cash flow information:
Interest paid	$66

Supplemental disclosure of non-cash financing activities:
Offering costs payable	$1,917

Securities purchased / sold not settled, net	$133,030

Repurchase agreement not settled	$5,520

Deferred financing costs, not yet paid	$517

See notes to unaudited condensed consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 1 – Organization

Apollo Residential Mortgage, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company”) is a real estate finance company that invests in residential mortgage assets in the United States. The Company currently invests in residential mortgage-backed securities (“RMBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency RMBS”), whose underlying collateral includes fixed rate mortgages, adjustable rate mortgages (“ARMs”) and interest-only and inverse interest-only securities (collectively, “Agency Derivatives”). The Company also invests in RMBS that are not issued or guaranteed by a U.S. government Agency (“non-Agency RMBS”) and over time will consider residential mortgage loans and other residential mortgage assets. The Company refers collectively to these assets as its target assets.

The Company was organized in the state of Maryland on March 15, 2011 and commenced operations on July 27, 2011. The Company is externally managed and advised by ARM Manager, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC and its subsidiaries (“Apollo”).

The Company intends to elect and qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with its taxable year ending December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The accompanying condensed consolidated financial statements include the accounts of the Company and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

As of September 30, 2011, the Company was not fully invested in its target assets and was not levered in a manner consistent with its long-term business plan. As such, the Company’s results for this period are not necessarily indicative of the results expected to be achieved once the Company fully deploys the proceeds from (i) the Company’s initial public offering (“IPO”) on July 27, 2011, pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share, for gross proceeds of $200,000, and (ii) the concurrent private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share, for gross proceeds of $5,000.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the Company’s registration statement on Form S-11, initially filed with the Securities and Exchange Commission (“SEC”) on March 21, 2011, and as subsequently amended.

The Company currently operates as one business segment.

Cash and cash equivalents

The Company considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Restricted cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s swaps and repurchase agreements. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under the Company’s swap and repurchase agreements, or returned to the Company when the collateral requirements are exceeded or at the maturity of the swap or repurchase agreement. The Company had aggregate restricted cash held as collateral against its swaps and repurchase agreements of $2,519 at September 30, 2011. In addition, $600 of the Company’s restricted cash represented collateral held by the Company’s custodian as clearing margin.

Classification of investment securities and valuations of financial instruments

Mortgage-backed securities – Fair value election

The Company has elected the fair value option for each of its RMBS purchases at the date of purchase, which permits the Company to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for the Company’s RMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

The Company’s investments are recorded on the trade date. As of September 30, 2011, the Company had investment related receivables of $6,915 and investment related payables of $134,425 that related to transactions occurred with a trade date before, but then settled after, September 30, 2011.

Valuation of financial instruments

The Company discloses the estimated fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). In accordance with GAAP, the Company is required to provide enhanced disclosures regarding instruments in the Level III category (which require significant management judgment), including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP establishes a framework for measuring estimated fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

Level I — Quoted prices in active markets for identical assets or liabilities.

Level II — Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III — Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market therefor. If there is such an ongoing event, or if quoted market prices are not available, the Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, the prepayment speed assumptions and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

The Company will determine the estimated fair value of derivative financial instruments and obtain quotations from a third party to facilitate the process of determining these fair values.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company were forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment, particularly in times of market illiquidity.

Any changes to the valuation methodology will be reviewed by the Manager to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income recognition

Interest income on securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its Agency interest-only securities, which represent the Company’s right to receive a specified portion of the contractual interest flows of specific Agency and collateralized mortgage obligations (“CMO”) securities. As a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.

Interest income on the non-Agency RMBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the security’s effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of the securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that the Company’s assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

Based on the projected cash flows from the Company’s non-Agency RMBS purchased at a discount to par value, a portion of the purchase discount may be designated as credit protection against future credit losses and, therefore, not accreted into interest income. The amount designated as credit discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, a portion of the amount designated as credit discount may be accreted into interest income prospectively.

Deferred Financing Costs

Costs incurred in connection with securitized financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At September 30, 2011, the Company had approximately $486 of deferred financing costs, net of amortization included on the consolidated balance sheet.

Earnings per share

The Company calculates basic earnings per share by dividing the net income (loss) for the period by the weighted average of shares of common stock outstanding for that period. Diluted earnings per share takes into effect the dilutive instruments, such as restricted stock and restricted stock units, except when doing so would be antidilutive.

Hedging instruments and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments to hedge the interest rate risk associated with its portfolio and related borrowings. Derivatives will be used for hedging purposes rather than speculation. The Company will determine their estimated fair value and obtain quotations from a third party to facilitate the process of determining these estimated fair values. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheets and to measure those instruments at estimated fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Fair value adjustments are recorded in earnings immediately, if the Company does not elect hedge accounting for a derivative instrument.

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to interest rate swaps in earnings. The Company also elected to record the change in estimated fair value related to its RMBS portfolio in earnings.

Repurchase agreements

Securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement will remain on the Company’s condensed consolidated balance sheet as an asset and cash received from the purchaser will be recorded on the Company’s condensed consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Share-based payments

The Company accounts for share-based compensation to its independent directors, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company’s independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted stock units issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. The Company uses the graded vesting attribution method to amortize compensation expense for the restricted stock units granted to the Manager and to employees of the Manager and its affiliates.

Income taxes

The Company intends to elect to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code, commencing with the taxable year ending December 31, 2011. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

The Company may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to an amendment to the Internal Revenue Code that became effective January 1, 2001. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

Offering costs

Offering costs incurred in connection with the IPO are reflected as a reduction of additional paid-in-capital.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. The ASU requires enhanced disclosures about purchases, sales, issuances, and settlements on a gross basis relating to Level III measurements. The disclosure will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s financial statement disclosures.

In April 2011, the FASB issued guidance simplifying the accounting for financial assets transferred under repurchase agreements and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a material impact on its condensed consolidated financial statements.

In May 2011, the FASB issued guidance that does not modify the requirements for when fair value measurements apply; rather, it clarifies the Board’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not believe that the adoption of the amended guidance will have a material impact on its condensed consolidated financial statements.

Note 3 – Fair Value Disclosure

Fair Value Accounting Elections

The Company has identified all of its RMBS to be accounted for at estimated fair value so such changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company’s investment performance.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments fall as of September 30, 2011:

	Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
Residential mortgage-backed securities	$—	$559,385	$—	$559,385
Interest rate swaps	—	436	—	436

Total	$—	$559,821	$—	$559,821

Liabilities
Interest rate swaps	$—	$544	$—	$544

Total	$—	$544	$—	$544

Note 4 – Mortgage-Backed Securities

All of the Company’s RMBS are reported at estimated fair values, which were based on broker quotes. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

The Company elected the fair value option for each of its RMBS purchases at the date of purchase. The following tables present certain information about the Company’s investment portfolio at September 30, 2011.

	Principal Balance	Unamortized Premium (Discount)	Amortized Cost (1)	Unrealized Gain/ (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (2)	Weighted Average Yield (3)
Agency RMBS
30 year fixed-rate	$311,120	$19,704	$330,824	(804)	$330,020	4.0%	2.5%
ARMs	153,545	7,136	160,681	(310)	160,371	2.9	2.1
Agency Derivatives	13,393	(10,879)	2,514	9	2,523	6.3	15.8

Total Agency RMBS	478,058	15,961	494,019	(1,105)	492,914	3.7	2.4

Non-Agency RMBS	99,262	(32,613)	66,649	(178)	66,471	1.2	12.3

Total RMBS	$577,320	$(16,652)	$560,668	$(1,283)	$559,385	3.3%	3.6%

(1)	Includes unsettled purchases with an aggregate cost of $133,553 and estimated fair value of $132,771 at September 30, 2011.
(2)	Net weighted average coupon is presented net of servicing and other fees.
(3)	Weighted average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at September 30, 2011 are as follows.

Principal balance	$577,320
Unamortized premium	26,840
Unamortized discount	(43,492)
Gross unrealized gains	927
Gross unrealized losses	(2,210)

Estimated fair value	$559,385

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the period from July 27, 2011 (commencement of operations) through September 30, 2011.

	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income

Agency RMBS	$987	$(95)	$892
Non-Agency RMBS	84	579	663

Total	$1,071	$484	$1,555

Note 5 – Borrowings

The Company has entered into master repurchase agreements with 17 counterparties to finance the majority of its RMBS portfolio. As of September 30, 2011, the Company had borrowings with six counterparties. For the period from July 27, 2011 (commencement of operations) through September 30, 2011 the Company had average borrowings under its repurchase agreements of $129,194 and had a maximum balance during the period of $392,573.

The repurchase agreements bear interest at a contractually agreed-upon rate. The repurchase obligations mature and typically reinvest every 30 days to one year and had a weighted average aggregate interest rate of 0.47% at September 30, 2011. These repurchase agreements are accounted for as secured borrowings because the Company maintains effective control of the financed assets.

The following table summarizes certain characteristics of the Company’s repurchase agreements at September 30, 2011:

Collateral	Amount Outstanding	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$345,736	0.3%	19.8
Non-Agency RMBS	46,837	1.7	44.2

Total	$392,573	0.5%	22.4

The total unhedged weighted average interest rate for borrowings outstanding under the repurchase agreements is 0.5% at September 30, 2011. The Company entered into interest rate swap agreements with several counterparties, the resulting hedged cost for borrowings is 0.7% at September 30, 2011.

Under the repurchase agreements, the respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is not aware of any non-compliance with these covenants at September 30, 2011. RMBS held by counterparties as security for repurchase agreements totaled $426,273 and RMBS held as a component of clearing margin totaled $2,512 at September 30, 2011. Cash collateral held by counterparties at September 30, 2011 was $1,116.

Note 6 – Derivative Instruments

The Company is exposed to certain risk arising from both its business operations and economic conditions. Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements change with market interest rates such as the London Interbank Offered Rate (“LIBOR”), the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements which help to manage the volatility in the interest rate exposures and their related cash flows. Interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company has elected not to account for its derivatives as hedges under GAAP. The Company does not use these derivatives for speculative purposes, but rather to manage interest rate risk. Changes in the estimated fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

During 2011, the Company entered into interest rate swaps with an aggregate notional balance of $155,000. The Company’s derivative instruments consist of the following at September 30, 2011:

	Notional Amount	Estimated Fair Value
Interest rate swaps, assets	$120,000	$436
Interest rate swaps, liabilities	35,000	(544)

Total derivative instruments	$155,000	$(108)

The following table summarizes the amounts recognized on the condensed consolidated statements of operations related to the Company’s derivatives for the period from July 27, 2011 (commencement of operations) through September 30, 2011:

	Location of Gain/(Loss) Recognized in Income *	Amount of gain/(loss) recognized in income for the period from July 27, 2011 (commencement of operations) to September 30, 2011
Interest rate swaps	Loss on derivative instruments	$223

Total		$223

*	Includes $108 of unrealized loss for the period from July 27, 2011 (commencement of operations) through September 30, 2011.

The Company’s agreements with certain of its derivative counterparties contain certain financial covenants. The Company is not aware of any non-compliance with the terms of these agreements at September 30, 2011.

As of September 30, 2011 the estimated fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was approximately $352. As of September 30, 2011 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of approximately $1,403. If the Company had breached any of these provisions at September 30, 2011 it could have been required to settle its obligations under the agreements at their termination value of approximately $352.

Note 7 – Related Party Transactions

Management Agreement

In connection with the Company’s IPO in July 2011, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and its compensation for those services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The initial term of the Management Agreement expires on July 27, 2014, and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the period from July 27, 2011 (commencement of operations) through September 30, 2011, the Company incurred approximately $549 in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the period from July 27, 2011 (commencement of operations) through September 30, 2011, the Company recorded expenses totaling $3,389 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statement of operations expense category, the condensed consolidated balance sheet, or the condensed consolidated statement of changes in stockholders’ equity based on the nature of the item. At September 30, 2011, included in payable to related party on the condensed consolidated balance sheet is approximately $549 for management fees incurred but not yet paid.

Note 8 – Share-Based Payments

On July 21, 2011, the Company’s board of directors approved the Apollo Residential Mortgage, Inc., 2011 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units (“RSUs”) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.

The Company entered into restricted common stock award agreements with the Company’s independent directors during July 2011. The restricted common stock will vest in equal installments on the first business day of each fiscal quarter over a period of three years.

The Company entered into RSU award agreements with the Manager and certain personnel of the Manager during July 2011. The RSUs will vest in equal installments on the first business day of each fiscal quarter over a period of three years. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. For those RSUs awarded to personnel of the Manager, the Company will deliver shares of common stock of the Company following the expiration of the final vesting period. For those RSUs awarded to the Manager, the Company will deliver shares of common stock of the Company following each vesting date.

During the period from July 27, 2011 (commencement of operations) through September 30, 2011, a total of 20,000 shares of restricted common stock and 31,250 RSUs were granted pursuant to the LTIP.

The Company recognized stock-based compensation expense of $70 during the period from July 27, 2011 (commencement of operations) through September 30, 2011 related to restricted stock and RSU vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2011:

Type	Date	Restricted Stock Granted	RSUs Granted	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	July 2011	20,000	—	$17.95	October 1, 2011	July 1, 2014
Grant	July 2011	—	31,250	$17.95	October 1, 2011	July 1, 2014

Total		20,000	31,250

The following is a summary of restricted stock and RSU vesting dates as of September 30, 2011.

Vesting Date	Shares Vesting	RSUs Vesting	Total Awards
October 2011	1,664	2,599	4,263
January 2012	1,668	2,605	4,273
April 2012	1,668	2,604	4,272
July 2012	1,664	2,607	4,271
October 2012	1,668	2,603	4,271
January 2013	1,668	2,606	4,274
April 2013	1,664	2,599	4,263
July 2013	1,668	2,607	4,275
October 2013	1,668	2,604	4,272
January 2014	1,664	2,605	4,269
April 2014	1,668	2,603	4,271
July 2014	1,668	2,608	4,276

	20,000	31,250	51,250

Note 9 – Stockholders’ Equity

On July 21, 2011, the Company priced its IPO of 10,000,000 shares of its common stock, at a price to the public of $20.00 per share, for gross proceeds of $200,000. The Company granted the underwriters a 30-day option to purchase up to an additional 1,500,000 shares of common stock to cover overallotments, if any. This option was not exercised by the underwriters.

Concurrent with the completion of the IPO, the Company completed a private placement of 250,000 shares of its common stock, at $20.00 per share, to certain affiliates and personnel of Apollo, including personnel of the Manager, resulting in proceeds of $5,000.

The net proceeds to the Company from the IPO and the concurrent private placement, after the payment of related expenses payable by the Company, were approximately $202,950, net of issuance costs of approximately $2,050. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company commenced operations on July 27, 2011.

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at estimated fair value on the condensed consolidated balance sheet at September 30, 2011:

	September 30, 2011
	Carrying Value	Estimated Fair Value
Cash and cash equivalents	$161,454	$161,454
Restricted cash	3,119	3,119
Mortgage-backed securities, at fair value	559,385	559,385
Derivative asset	436	436
Borrowings under repurchase agreements	(392,573)	(392,631)
Derivative liability	(544)	(544)

To determine estimated fair values of the financial instruments listed above, market rates of interest, which include credit assumptions, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

Note 11 – Net Income (Loss) per Share

GAAP requires use of the “two-class” method of computing earnings per share for all periods presented. The “two-class” method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security as if all earnings for the period had been distributed. Unvested RSUs that earn non-forfeitable dividend-equivalent rights qualify as participating securities and, accordingly, are included in the basic and diluted computations. Calculations of earnings per share under the two-class method exclude any dividends declared for each class of common stock and participating security. With respect to each RSU, the award agreements grant recipients the right to receive within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. Accordingly, the Company’s unvested RSUs participate in dividends on an equal basis with common stock and there is no difference in earnings allocated to each participating security. Therefore, the presentation below is prepared on a combined basis and is presented as earnings per share of common stock.

For the period from July 27, 2011 (commencement of operations) through September 30, 2011
Numerator:
Net loss attributable to common stockholders and participating securities for basic and diluted earnings per share	$(1,886)

Denominator:
Weighted average shares of common stock outstanding	10,270,000
Weighted average participating securities	31,250

Denominator for basic and diluted earnings per share – weighted average shares of common stock outstanding and common stock equivalents outstanding	10,301,250

Basic and diluted net loss per weighted average share of common stock	$(0.18)

Note 12 – Subsequent Events

During the period from October 1, 2011 through October 31, 2011, the Company purchased Agency RMBS and Agency Derivatives with an aggregate cost of $616,177 and non-Agency RMBS with an aggregate cost of $40,933. This brings total investments made through October 31, 2011 to $1,220,295, comprised of $1,112,631 of Agency RMBS and Agency Derivatives and $107,664 of non-Agency RMBS.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in thousands—except share and per share data)

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: use of the proceeds of the IPO and concurrent private placement; market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated lower default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to the Company. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described herein under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk.” If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the Company’s forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the accompanying notes to the Company’s condensed consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s registration statement on Form S-11, initially filed with the SEC on March 21, 2011, and as subsequently amended, in connection with the IPO.

Overview

The Company is a real estate finance company that invests in residential mortgage assets in the United States. The Company currently invests in Agency RMBS, whose underlying collateral includes fixed rate mortgages, ARMs and Agency Derivatives. The Company also invests in non-Agency RMBS, and over time will consider residential mortgage loans and other residential mortgage assets. The Company refers collectively to these assets as its target assets.

On July 27, 2011, the Company successfully completed the IPO, pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for gross proceeds of $200,000. Concurrent with the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds after the payment of offering costs of approximately $2,050 were $202,950.

The Company is externally managed and advised by the Manager. The Company’s initial focus is on acquiring and managing a portfolio of Agency RMBS and non-Agency RMBS. The Company believes that the initial focus of the Company’s business plan around the Agency RMBS asset class will enable the Company to take advantage of favorable market conditions that currently exist for this asset class. The Company also invests in non-Agency RMBS, and anticipates that over time the Company will invest in single family residential mortgage loans that the Company expects to source through bulk acquisitions of pools of whole loans originated by third parties.

The Company uses leverage to increase potential returns to its stockholders. The Company uses leverage for the primary purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. Through September 30, 2011, the Company entered into master repurchase agreements with 17 counterparties representing over $3,500,000 of potential funding capacity, and is in discussions with a number of other financial institutions for additional repurchase agreement capacity.

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with the Company’s borrowings. The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on its portfolio.

The Company is organized as a Maryland corporation and intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ending December 31, 2011. The Company also intends to operate its business in a manner that will permit the Company to maintain its exemption from registration under the 1940 Act.

Market Conditions

Beginning in the summer of 2007, adverse changes in the financial markets have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional mortgage investors have suffered significant losses in their residential mortgage portfolios and a number of major market participants have been impaired or failed, resulting in a contraction in liquidity for mortgage loans and mortgage-related assets. In addition, many traditional market participants are focused on managing their legacy portfolios of distressed real estate assets and have been subject to writedowns and losses on their assets, which the Company believes has created an opportunity for new entrants to the residential mortgage market. The Company believes that the recent market disruptions in the U.S. housing industry, residential mortgage sector and overall credit markets have created an exceptional opportunity for the Company to implement its business plan as a new company.

The timing of the Company’s IPO coincided, almost exactly, with a renewed period of extreme volatility in the capital markets in general, and the mortgage market in particular, initially related to fears surrounding the inability of the Federal Government to expand its debt ceiling. These fears and concerns over European banks’ sovereign debt exposure, a potential recession in Europe, increased fears over a double dip recession in the US and the resultant downgrade of US government debt triggered a flight to quality which dramatically flattened the spread between 2-year and 10-year Treasury yields as well as increased volatility around interest rates, RMBS prices and spreads to their benchmarks.

Additionally, volatility was fed by two announcements from the Federal Reserve Board; one of which pegged the Fed Funds rate at “exceptionally low levels through mid-2013”. The other launched “Operation Twist”, whereby the Fed announced its intention to flatten the yield curve, as well as move its reinvestment of mortgage paydowns from Treasuries to Agency RMBS. Moreover, the Federal Housing Finance Authority (“FHFA”) in early September released a statement on its Home Affordable Refinance Program “(HARP”) announcing that the FHFA was looking at ways to expand the program. This was formalized by their announcement during October 2011 stating that they would extend and broaden the existing HARP program.

Further, the same flight to quality described above that pushed Agency premiums higher, was also fueling a “risk off” mentality in the non-Agency RMBS market. Pricing in the non-Agency market was impacted by renewed concerns over housing values and servicing issues affecting deal performance. This was compounded by concerns of increased supply entering the market from European banks and dealers looking to shrink their balance sheets and their exposure to non-Agency RMBS.

The Company believes that the recent market disruptions described above have created an attractive opportunity for the Company to invest its IPO proceeds by being very selective and deliberate with respect to its investment in both Agency and non-Agency RMBS.

Investment Strategy

The Company’s objective is to provide attractive risk-adjusted returns to the stockholders of the Company over the long term, primarily through dividend distributions and secondarily through capital appreciation. The Company intends to achieve this objective by selectively constructing a portfolio of assets that consists initially of Agency RMBS and non-Agency RMBS, but over time will be diversified to cover a broader range of other residential mortgage assets. The Company believes that the diversification of its portfolio of assets over time, the Company’s expertise among its target assets and flexibility of its strategy will enable the Company to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

Based on current market conditions, the Company has initially focused its strategy on acquiring and managing a portfolio of Agency RMBS and non-Agency RMBS assets, with the flexibility over time to diversify its portfolio to cover a broader range of other residential mortgage assets, including single family residential mortgage loans and other residential mortgage assets. The Company believes that the initial focus of the Company’s business plan around the Agency RMBS and non-Agency RMBS asset class was prudent in order to enable the Company to take advantage of favorable market conditions that exist for these asset classes. Based on current market conditions, the Company expects to further diversify into single family residential mortgage loans that the Company expects to source through bulk acquisitions of pools of whole loans originated by third parties and other residential mortgage assets, reaching a fully-diversified portfolio over the course of approximately one or two years following the closing of the IPO and the concurrent private placement in July 2011.

As market conditions change, the Company intends to adjust its strategy by shifting its asset allocations across its target assets to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. The Company believes that the diversification of its portfolio of assets, the Company’s expertise among its target assets and the flexibility of its strategy will position the Company to generate attractive risk-adjusted returns for its stockholders in a variety of assets and market conditions.

The Company relies on the Manager’s expertise in identifying assets within the target assets and efficiently financing those assets. The Company expects that the Manager will make decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining the REIT qualification and the exemption from registration under the 1940 Act.

In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. The Company’s investment strategy may be amended from time to time, if recommended by the Manager and approved by the board of directors of the Company. The Company will not be required to seek stockholder approval when amending its investment strategy.

Financing Strategy

The Company uses conservative levels of borrowings as part of its financing strategy. The Company uses leverage to increase potential returns to the stockholders of the Company. The Company uses leverage for the primary purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. The amount of leverage the Company chooses to employ for particular assets will depend upon the availability of particular types of financing and the Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties.

The Company has initially financed its RMBS with repurchase agreement financing. At September 30, 2011, the Company had entered into master repurchase agreements with 17 counterparties, including underwriters or affiliates of underwriters in the IPO, and are in discussions with a number of other financial institutions which the Company expects in the near future will provide the Company with additional repurchase agreement financing. As of September 30, 2011, the Company had $392,573 outstanding under its repurchase facilities. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage, including warehouse facilities, securitizations, resecuritizations, bank credit facilities

(including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset specific funding arrangements. The Company may, however, be limited or restricted in the amount of leverage the Company may employ by the terms and provisions of any financing or other agreements that the Company may enter into in the future, and the Company may be subject to margin calls as a result of its financing activity. See “— Financial Condition and Results of Operations,” “— Liquidity and Capital Resources” and “— Risk Management” for a further discussion of the Company’s borrowings as of September 30, 2011.

Hedging Strategy

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with the Company’s borrowings, if any. The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets. The U.S. federal income tax rules applicable to REITs may require the Company to implement certain of these techniques through a domestic taxable REIT subsidiary that is fully subject to U.S. federal corporate income taxation.

The Company may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby the Company may seek (1) to match the maturities of the Company’s debt obligations with the maturities of the Company’s assets and (2) to match the interest rates on the Company’s assets with like-kind debt (i.e., the Company may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. The Company expects these instruments will allow the Company to minimize, but not eliminate, the risk that the Company has to refinance its liabilities before the maturities of its assets and to reduce the impact of changing interest rates on its earnings. As of September 30, 2011, the Company has entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on $155,000 of borrowings under its repurchase agreements as of September 30, 2011. See “Financial Condition and Results of Operations — Investments — Hedging Instruments” for a further discussion of the Company’s hedging instruments as of September 30, 2011.

Critical Accounting Policies

A summary of the Company’s accounting policies is set forth under Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Financial Condition and Results of Operations

Investment Activity

Mortgage-backed securities. During the period from July 27, 2011 (commencement of operations) through September 30, 2011, the Company acquired Agency RMBS and non-Agency RMBS with a market value at September 30, 2011 of $492,914 and $66,471, respectively. The average unlevered yield on these purchases as of September 30, 2011 was 2.4% and 12.3%, respectively.

Investments

The following table sets forth certain information regarding the Company’s investments at September 30, 2011:

	Principal Balance	Unamortized Premium (Discount)	Amortized Cost (1)	Unrealized Gain/(Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (2)	Weighted Average Yield (3)
Agency RMBS:
30 year fixed-rate	$311,120	$19,704	$330,824	$(804)	$330,020	4.0%	2.5%
ARM	153,545	7,136	160,681	(310)	160,371	2.9	2.1
Agency Derivatives	13,393	(10,879)	2,514	9	2,523	6.3	15.8

Total Agency RMBS	478,058	15,961	494,019	(1,105)	492,914	3.7	2.4

Non-Agency RMBS	99,262	(32,613)	66,649	(178)	66,471	1.2	12.3

Total	$577,320	$(16,652)	$560,668	$(1,283)	$559,385	3.3%	3.6%

(1)	Includes unsettled purchases with an aggregate cost of $133,553 and estimated fair value of $132,771 at September 30, 2011.
(2)	Net weighted average coupon is presented net of servicing and other fees.
(3)	Weighted average yield incorporates future prepayment and loss assumptions.

Financing and Other Liabilities. The Company has entered into repurchase agreements to finance the majority of its Agency RMBS and non-Agency RMBS. These agreements are secured by its Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. To date, the Company has entered into master repurchase agreements with 17 counterparties representing over $3,500,000 of potential funding capacity. At September 30, 2011, the Company had outstanding repurchase agreement borrowings with six counterparties totaling $392,573.

The Company records the liability for RMBS purchased for which settlement has not taken place as an investment related payable. As of September 30, 2011, the Company had investment related payables of $134,425 of which no items were outstanding greater than 30 days.

The following table summarizes the Company’s cost of funds as of September 30, 2011:

		Fully Levered *
Collateral	Current Balance	Expected Fully Levered Balance	Expected Cost of Funds	Expected Hedged Cost of Funds
Agency RMBS	$345,736	$438,672	0.3%	0.6%
Non-Agency RMBS	46,837	46,837	1.7	1.7

Total	$392,573	$485,509	0.4%	0.7%

*	Assumes the Company adds $92,936 of additional leverage to the current portfolio at a rate of approximately 32 basis points.

Hedging Instruments. As of September 30, 2011, the Company had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on $155,000 of borrowings under its repurchase agreements as of September 30, 2011.

The following table summarizes the Company’s hedging activity as of September 30, 2011:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
1 year or less	$—	—%	—
Greater than 1 year and less than 3 years	40,000	0.6	2.9
Greater than 3 years and less than 5 years	115,000	1.3	4.6
Greater than 5 years	—	—	—

Total	$155,000	1.1%	4.4

Net Income Summary

For the period from July 27, 2011 (commencement of operations) through September 30, 2011, the Company’s net loss was approximately $1,886 or $0.18 basic and diluted loss per weighted average share available to common stockholders.

Net Interest Income

The Company earned interest income of approximately $1,555 from July 27, 2011 (commencement of operations) through September 30, 2011, representing interest earned on the Company’s target assets. The Company incurred interest expense of approximately $143 from July 27, 2011 (commencement of operations) through September 30, 2011, related to borrowings from repurchase agreements. As the Company was not fully invested in its target assets and was not levered in a manner consistent with its long-term business plan at that date, net interest income from investments for the period from July 27, 2011 through September 30, 2011 is not representative of its long-term business plan. The following table sets forth certain information regarding the Company’s net investment income for the period from July 27, 2011 (commencement of operations) through September 30, 2011:

	For the period from July 27, 2011 (commencement of operations) through September 30, 2011
	Agency	Non- Agency	Total
Mortgage-backed securities held (1)	$161,062	$27,745	$188,807
Total interest income	$892	$663	$1,555
Yield on average investment securities	3.1%	13.2%	4.6%
Average balance of repurchase agreements	$109,676	$19,518	$129,194
Total interest expense	$82	$61	$143
Average cost of funds (2)(3)	0.4%	1.8%	0.6%
Net interest income	$810	$602	$1,412
Net interest rate spread	2.7%	11.4%	4.0%
Total interest expense including realized cost of derivatives	197	61	258
Average cost of funds including realized derivative costs	1.0%	1.8%	1.1%
Net interest income including realized derivative costs	695	602	1,297
Net interest rate spread including realized derivative costs	2.1%	11.4%	3.5%

(1)	Excludes change in realized and unrealized gains/(losses).
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the condensed consolidated statement of operations.

Interest income is subject to interest rate risk. Refer to Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for more information relating to interest rate risk and its impact on the Company’s operating results.

Realized and Unrealized Gain (Loss)

In order to mitigate interest rate risk resulting from the Company’s repurchase agreements, the Company entered into interest rate swaps with an aggregate notional amount of $155,000. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the RMBS.

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to interest rate agreements in earnings as unrealized gain or loss on derivative transactions. Included in realized gain or loss on derivative instruments are the net swap payments for the derivative instruments. The Company also elected to record the change in estimated fair value related to RMBS in earnings by electing the fair value option.

During the period from July 27, 2011(commencement of operations) through September 30, 2011, the Company sold certain of its securities and recognized net gain of $335.

The following amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments are included in the Company’s condensed consolidated statement of operations for the period from July 27, 2011 (commencement of operations) through September 30, 2011:

For the period from July 27, 2011 (commencement of operations) through September 30, 2011
Realized gain on investments	$335
Unrealized loss on investments	(1,283)
Realized loss on derivative instruments	(115)
Unrealized loss on derivative instruments	(108)

Total	$(1,171)

Expenses

Management Fee Expense. The Company recorded a management fee expense of approximately $549 payable to the Manager under the Management Agreement. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

General and Administrative Expenses. The Company recorded general and administrative expenses of approximately $1,578 for the period from July 27, 2011 (commencement of operations) to September 30, 2011, which represents formation costs, other professional fees, insurance and overhead costs of the Company.

Offering Expenses. In connection with the Company’s IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the concurrent private placement. Net proceeds after the payment of offering costs of approximately $2,050 were $202,950

The management fees, expense reimbursements, formation costs and the relationship between the Manager and the Company are discussed further in Note 7, Related Party Transactions, to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Income (Loss)

Net loss was approximately $1,886 for the period from July 27, 2011 (commencement of operations) through September 30, 2011. The Company’s results for this period are not necessarily indicative of the results expected to be achieved once the Company fully deploys the net proceeds from the IPO and the concurrent private placement.

Book Value per Share

The Company’s book value per share was $19.58 as of September 30, 2011.

Subsequent Events

During the period from October 1, 2011 through October 31, 2011, the Company purchased Agency RMBS with an aggregate cost of $616,177 and non-Agency RMBS with an aggregate cost of $40,933. This brings total investments made through October 31, 2011 to $1,220,295, comprised of $1,112,631 of Agency RMBS and Agency Derivatives and $107,664 of non-Agency RMBS.

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company will use significant cash to purchase its target assets, repay principal and interest on its borrowings, make distributions to its stockholders and fund its operations. The Company’s liquidity position is closely monitored and the Company believes it has sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months. The Company’s primary sources of liquidity are as follows:

Cash Generated From Offerings

On July 27, 2011, the Company successfully completed the IPO, pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share, for gross proceeds of $200,000. Concurrent with the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds after the payment of offering costs of approximately $2,050 were $202,950.

Borrowing Under Various Financing Arrangements

As of September 30, 2011, the Company has entered into master repurchase agreements with 17 counterparties representing over $3,500,000 of potential funding capacity, and is in discussions with a number of other financial institutions for additional repurchase agreement capacity. The current outstanding balance is $392,573 of which $345,736 and $46,837 are secured by Agency RMBS and non-Agency RMBS, respectively. The repurchase agreements are among six counterparties with J.P. Morgan Securities LLC being the largest lender at approximately $162,873. The following table summarizes the Company’s total borrowings by type of investment as of September 30, 2011:

	September 30, 2011
Collateral	Amount Outstanding	Weighted Average Interest Rate
Agency RMBS	$345,736	0.3%
Non-Agency RMBS	46,837	1.7

Total	$392,573	0.5%

As of September 30, 2011, across the Company’s repurchase facilities for Agency RMBS, the amount which the collateral value must exceed the loan amount, known as the haircut, ranges from a low of 3.0% to a high of 5.0%, and for non-Agency RMBS ranges from a low of 15% to a high of 50%. The Company’s expected hedged cost of funds was approximately 0.7% as of September 30, 2011. Declines in the value of the Company’s securities portfolio can trigger margin calls by the Company’s lenders under its repurchase agreements. An event of default or termination event would give some of the Company’s counterparties the option to terminate all repurchase transactions existing with the Company and require any amount due by the Company to the counterparties to be payable immediately.

The Company had approximately $134,425 of unsettled securities as of September 30, 2011 which would have increased its total outstanding borrowing balance at September 30, 2011 if the purchases had been settled with repurchase agreements.

Cash Generated from Operations

The Company invests in its target assets with the intention of holding them in its portfolio until they are mature, subject to the following qualifications. Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the 1940 Act, the Company currently expects to typically hold assets that the Company acquires for between three and twelve years. However, in order to maximize returns, diversify its portfolio (including acquiring target assets beyond its initial RMBS) and manage portfolio risk while remaining opportunistic, the Company may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if the Company determines it to be appropriate depending upon prevailing market conditions, credit performance, availability of leverage or factors regarding a particular asset or its capital position. The Company may also, if available, securitize or term finance the senior portion of its assets, which the Company expects to be equivalent to AAA-rated target assets, while retaining the subordinate securities in its portfolio.

The Company’s operating activities used net cash of approximately $528 for the period from July 27, 2011 (commencement of operations) through September 30, 2011. The cash used in operating activities is primarily a result of the Company’s operating loss during its initial period of operations.

The Company’s investing activities used net cash of $426,819 for the period from July 27, 2011 (commencement of operations) through September 30, 2011. During the period from July 27, 2011 (commencement of operations) through September 30, 2011, the Company utilized cash to purchase $486,871 in securities which were offset by proceeds from asset sales of $58,384 and principal payments of $1,668.

Other Potential Sources of Financing

The Company held cash and cash equivalents of approximately $161,454 at September 30, 2011. The Company’s primary sources of cash currently consist of net proceeds from the IPO and the concurrent private placement and repurchase facility borrowings. The Company maintains policies relating to its borrowings and use of leverage. See “— Financing Strategy” and “— Risk Management.” In the future, the Company expects its primary sources of cash to consist of payments of principal and interest the Company receives on its portfolio of assets, cash generated from its operations, unused borrowing capacity under its financing sources and future issuances of equity and debt securities.

To maintain its qualification as a REIT under the Internal Revenue Code, the Company must distribute annually at least 90% of its taxable income. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations. However, the Company believes that when the credit markets return to normal conditions, the Company’s significant capital resources and access to financing will provide the Company with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to the stockholders of the Company and servicing the Company’s debt obligations.

Risk Management

The amount of leverage the Company chooses to employ for particular assets will depend upon the availability of particular types of financing and its assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. The Company expects to deploy, on a debt-to-equity basis, up to ten to one leverage on its Agency RMBS assets and up to three to one leverage on its non-Agency RMBS assets. In the future, the Company expects to deploy, on a debt-to-equity basis, up to six to one leverage on its residential mortgage loans. To the extent the Company securitizes any residential mortgage loans in the future, its expects to deploy up to thirteen to one leverage through such structures. The Company believes these leverage ratios are conservative for these asset classes and are representative of the conservative levels of borrowings the Company intends to use over time. The Company intends to use leverage for the primary purpose of financing its portfolio and not for the purpose of speculating on changes in interest rates. The Company may, however, be limited or restricted in the amount of leverage it may employ by the terms and provisions of any financing or other agreements that it may enter into in the future, and the Company may be subject to margin calls as a result of its financing activity.

The Company intends to maintain adequate liquidity (cash and unpledged collateral) in order to minimize its exposure to price volatility and the resulting margin calls. The Company performs sensitivity analysis on its current financed portfolio under various scenarios including large spread movements and rate changes to determine exposure and then ensure it has sufficient cash and unpledged collateral to cover the exposure.

The Company monitors its counterparty risk and as of September 30. 2011, the Company had entered into master repurchase agreements with 17 counterparties representing over $3,500,000 of potential funding capacity and is currently in discussions with a number of other financial institutions for additional repurchase agreement capacity.

The Company currently has repurchase agreements with maturities of 30 to 90 days. However, as the Company’s non-Agency RMBS portfolio increases, the Company intends to seek longer term financing (one to three years) for its non-Agency RMBS portfolio.

Contractual Obligations and Commitments

The Company’s contractual obligations including expected interest payments as of September 30, 2011 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements	$392,634	$—	$—	$—	$392,634

Total	$392,634	$—	$—	$—	$392,634

The table above does not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

In July 2011, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses.

Pursuant to the Management Agreement, the Manager is entitled to a management fee be calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity of the Company (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are the officers of the Company, will receive no cash compensation directly from the Company. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the affairs of the Company and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the affairs of the Company based on the percentage of time devoted by such personnel to the affairs of the Company. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on July 27, 2014 (the third anniversary of the closing of the IPO), and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent directors of the Company, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the independent directors of the Company. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Off-balance sheet arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements.

Dividends

The Company intends to make regular quarterly distributions to holders of its common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company intends to pay regular quarterly dividends to its stockholders in an amount equal to the net taxable income of the Company, if and to the extent authorized by its board of directors. Before the Company pays any dividend, whether for U.S. federal income tax purposes or otherwise, the Company must first meet both its operating requirements and debt service on its repurchase agreements and other debt payable. If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time the Company has fully used the net proceeds of the IPO and the concurrent private placement to acquire its target assets, the Company may fund its quarterly distributions out of such net proceeds.

Non-GAAP Financial Measures

Operating Earnings (Loss)

The Company’s Operating Loss was $760 for the period from July 27, 2011 (commencement of operations) through September 30, 2011. Operating Earnings (Loss) is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as GAAP net income (loss) as adjusted, excluding (i) non-cash equity compensation expense; (ii) any unrealized gains, losses or other non-cash items; (iii) any realized gain or loss on sale of investments and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Company and its Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings (Loss) to reflect the net investment income of our portfolio as adjusted to reflect the net swap and cap interest income (expense). Operating Earnings (Loss) allows the Company to isolate the interest income (expense) associated with the Company’s swaps and caps in order to monitor and project the Company’s borrowing costs and interest rate spread. In addition, the Company utilizes Operating Earnings (Loss) as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio. The Company believes that the presentation of Operating Earnings (Loss) is useful to investors because Operating Earnings (Loss) isolates the net swap and cap interest income (expense) which provides investors with an additional metric to identify trends in the Company’s portfolio as they relate to the interest rate environment. The Company also believes that its investors use Operating Earnings (Loss) or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Operating Earnings (Loss) is useful to its investors.

The primary limitation associated with Operating Earnings (Loss) as a measure of the Company’s financial performance over any period is that it excludes the effects of net realized gain (loss) from investments. In addition, the Company’s presentation of Operating Earnings (Loss) may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings (Loss) should not be considered as a substitute for our GAAP net income (loss) as a measure of our financial performance or any measure of our liquidity under GAAP.

The table below summarizes the reconciliation from net income (loss) to Operating Earnings (Loss):

For the period from July 27, 2011 (commencement of operations) through September 30, 2011
Net loss – GAAP	$(1,886)
Adjustments
Non-cash stock-based compensation expense	70
Unrealized loss on securities	1,283
Unrealized loss on derivatives	108
Realized gain on sale of investments	(335)

Total adjustments	1,126

Operating Earnings (Loss)	$(760)

Basic and diluted Operating Earnings (Loss) per share of common stock	$(0.07)

Basic and diluted weighted average common shares outstanding	10,301,250

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of the capital stock of the Company. While the Company does not seek to avoid risk completely, the Company believes the risk can be quantified from historical experience and seeks to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks the Company undertakes.

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its assets. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets the Company may acquire. Investment decisions will be made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost, and timing. If the Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement the Company’s existing asset portfolio, the investment will undergo a more thorough analysis. To the extent the Company invests in residential mortgage loans, the Company may retain the risk of potential credit losses on the mortgage loans that the Company holds in its portfolio. With respect to any residential mortgage loans in which the Company may invest, the Company expects to seek to obtain representations and warranties from each seller stating that each loan was underwritten to its requirements or, in the event underwriting exceptions were made, the Company is informed of the exceptions so that the Company may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that the Company purchases may be obligated to repurchase the loan from the Company. In the event the Company invests in residential mortgage loans, the Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond the Company’s control. The Company is subject to interest rate risk in connection with its assets and its related financing obligations. In general, the Company expects to finance the acquisition of its assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments to hedge the interest rate risk associated with the Company’s borrowings. The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets.

Interest Rate Effect on Net Interest Income

The Company’s operating results will depend in large part on differences between the income earned on its assets and its cost of borrowing and hedging activities. The cost of the Company’s borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, the Company’s borrowing costs generally will increase (1) while the yields earned on the Company’s leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on the Company’s leveraged adjustable-rate and hybrid mortgage assets, which could result in a decline in the Company’s net interest spread and net interest margin. The severity of any such decline would depend on the Company’s asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of the Company’s assets. If any of these events happen, the Company could experience a decrease in net income or incur a net loss during these periods, which could adversely affect the Company’s liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of the Company’s target assets. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies the Company may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Cap Risk

The Company’s adjustable-rate RMBS are subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent the Company acquires adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on such assets than the Company would need to pay the interest cost on the Company’s related borrowings. To mitigate interest rate mismatches, the Company may utilize the hedging strategies discussed above under “— Interest Rate Risk.”

Interest Rate Effects on Estimated Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that the Company acquires. The Company faces the risk that the market value of its assets will increase or decrease at different rates than those of the Company’s liabilities, including the Company’s hedging instruments.

The impact of changing interest rates on estimated fair value can change significantly when interest rates change materially. Therefore, the volatility in the estimated fair value of the Company’s assets could increase significantly in the event interest rates change materially. In addition, other factors impact the estimated fair value of the Company’s interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, changes in actual interest rates may have a material adverse effect on the Company.

Market Risk

Market Value Risk

The Company’s RMBS are reflected at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments and net interest income, at September 30, 2011, assuming a static portfolio. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilized assumptions, models and estimates of the Manager based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	2.0%	(12.5)%
+0.50%	2.0%	(3.2)%
-0.50%	(8.0)%	(3.8)%
-1.00%	(18.2)%	(12.7)%

Prepayment Risk

The value of the Company’s assets may be affected by prepayment rates on residential mortgage loans. If the Company acquires residential mortgage loans and mortgage related securities, the Company anticipates that the residential mortgage loans or the underlying residential mortgages will prepay at a projected rate generating an expected yield. If the Company purchases assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will have to amortize the related premium on an accelerated basis. Conversely, if the Company purchases assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will not be able to accrete the related discount as quickly as originally anticipated.

Counterparty Risk

When the Company engages in repurchase transactions, the Company generally sells securities to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction. Because the cash the Company receives from the lender when the Company initially sells the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to the Company, the Company would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). The Company would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as the Company would have to repurchase the securities for their initial value but would receive securities worth less than that amount.

In addition, if a swap counterparty under an interest rate swap agreement that the Company enters into as part of the Company’s hedging strategy cannot perform under the terms of the interest rate swap, the Company may not receive payments due under that agreement, and thus, the Company may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, the Company may also risk the loss of any collateral the Company has pledged to secure the Company’s obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set the Company’s interest expense, the Company could also incur a loss for all remaining unamortized premium paid for that security.

Funding Risk

The Company has financed its initial RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of its potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.

Liquidity Risk

The assets that comprise the asset portfolio of the Company are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of the assets of the Company may make it difficult for the Company to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Inflation

Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and the Company’s distributions will be determined by the board of directors of the Company consistent with the Company’s obligation to distribute to its stockholders at least 90% of its REIT taxable income on an annual basis in order to maintain its REIT qualification; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period ended September 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, the Company is not involved in any legal proceedings.

ITEM 1A. Risk Factors

Risk Factors

There have been no material changes to the risk factors previously disclosed in the final prospectus filed pursuant to Rule 424(b)(1) on July 25, 2011 with the SEC in connection with the IPO.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Amounts in thousands—except share and per share data)

On July 21, 2011, the SEC declared effective the IPO registration statement (File No. 333-172980), pursuant to which the Company registered 10,000,000 shares of its common stock. On July 27, 2011, the Company consummated the IPO and sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for an aggregate offering price of $200,000. The Company received net proceeds from the IPO of approximately $197,950, after deducting offering expenses of approximately $2,050. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The IPO is now complete.

The IPO was underwritten by Morgan Stanley & Co. LLC, acting as the representative of Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, JMP Securities LLC, Nomura Securities International, Inc., LLC, Stifel, Nicolaus & Company, Incorporated and RBS Securities Inc.

Concurrent with the consummation of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo, including personnel of the Manager, at a price of $20.00 per share for aggregate proceeds of $5,000. The Company did not pay any underwriting discounts or commissions in connection with this private placement. In conducting this private placement, the Company relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

The Company initially invested the net proceeds of the IPO and the concurrent private placement in a bank deposit account earning daily interest. There has been no material change in the Company’s planned use of proceeds from the IPO as described in the final prospectus filed pursuant to Rule 424(b)(1) on July 25, 2011 with the SEC in connection with the IPO.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

3.2	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333- 175824).

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.1	Registration Rights Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and the parties named therein.

10.2	Management Agreement, dated as of July 21, 2011 and effective as of July 27, 2011, between Apollo Residential Mortgage, Inc., ARM Operating, LLC and ARM Manager, LLC.

10.3	License Agreement, dated as of July 21, 2011, between Apollo Residential Mortgage, Inc. and Apollo Global Management, LLC.

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.7	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Apollo Principal Holdings I, L.P.

10.8	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Michael A. Commaroto.

10.9	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Paul Mangione.

10.10	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Keith Rosenbloom.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

November 14, 2011
	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

3.2	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333- 175824).

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.1	Registration Rights Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and the parties named therein.

10.2	Management Agreement, dated as of July 21, 2011 and effective as of July 27, 2011, between Apollo Residential Mortgage, Inc., ARM Operating, LLC and ARM Manager, LLC.

10.3	License Agreement dated as of July 21, 2011, between Apollo Residential Mortgage, Inc. and Apollo Global Management, LLC.

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.7	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Apollo Principal Holdings I, L.P.

10.8	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Michael A. Commaroto.

10.9	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Paul Mangione.

10.10	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Keith Rosenbloom.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document