Form 10-K
period 2011-12-31
Apollo Residential Mortgage, Inc.
filed 2012-03-08
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35246

APOLLO RESIDENTIAL MORTGAGE, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-0679215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 515–3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the counter market. The registrant’s common stock began trading on the New York Stock Exchange on July 22, 2011. On December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $156,415,000 based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.

On March 5, 2012, the registrant had a total of 10,273,125 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2012 annual meeting of stockholders scheduled to be held on or about May 8, 2012 are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

The Company makes forward-looking statements in this annual report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s operating results; actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the level of government involvement in the U.S. mortgage market; the anticipated lower default rates on non-Agency residential mortgage-backed securities (“RMBS”); the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. Some of these factors are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the Securities Exchange Commission (“SEC”), could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Item 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

In this annual report on Form 10-K, references to “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc. and its consolidated subsidiaries; references to “Apollo” refer to Apollo Global Management, LLC and its subsidiaries; references to the “Manager” refer to ARM Manager, LLC, the Company’s manager and an indirect subsidiary of Apollo, in each case unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this annual report on Form 10-K: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; references to “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “ non-Agency RMBS ” refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages and “Alt-A mortgage loans” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; and references to “Agency Derivatives” refer to interest-only and inverse interest-only securities used to collateralize Agency RMBS.

Item 1.	Business.

All currency figures expressed herein are expressed in thousands, except share or per share amounts.

GENERAL; INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

The Company is a residential real estate finance company that invests in residential mortgage assets in the United States. The Company’s principal objective is to provide attractive risk-adjusted returns to its stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. The Company pursues this objective by selectively constructing a portfolio of assets that currently consists of Agency RMBS and non-Agency RMBS, and that over time may be diversified to cover a broader range of other residential mortgage assets, including residential mortgage loans. The Company refers to the assets it targets for acquisition as the Company’s target assets.

The Company believes that the initial focus of investing in Agency RMBS and to a lesser extent non-Agency RMBS has enabled it to take advantage of favorable market conditions that currently exist for these asset classes. The Company believes that the diversification of its portfolio of assets over time, its expertise within its target asset classes and the flexibility of its strategy will enable it to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles.

The Company is externally managed and advised by ARM Manager, LLC (referred to as the “Manager”), a recently formed indirect subsidiary of Apollo Global Management, LLC. Founded in 1990, Apollo is a leading global alternative investment manager with a contrarian and value-oriented investment approach, with total assets under management of over $75 billion as of December 31, 2011. Apollo has significant and longstanding experience in residential real estate markets through a number of its funds’ investments. The Company believes that utilizing and leveraging the extensive expertise of its Manager allows it to differentiate itself from its peers in its acquisition of the Company’s target assets. Specifically, the Company believes that the Manager’s deep understanding of RMBS market fundamentals, as well as its ability to analyze, model and set value parameters around the individual mortgages that collateralize Agency RMBS and non-Agency RMBS, enables the Manager to selectively acquire assets for the Company that present attractive risk-adjusted return profiles and the potential for capital appreciation. The Company is led by Chief Executive Officer Michael A. Commaroto, who has over 25 years of experience in the residential mortgage market.

On July 27, 2011, the Company successfully completed its initial public offering (the “IPO”), pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds after the payment of offering costs of approximately $1,939 were $203,061.

At December 31, 2011, the Company held a diversified portfolio comprised of approximately $1,128,126 Agency RMBS and $112,346 non-Agency RMBS. The Company uses leverage as part of its business strategy in order to increase potential returns to stockholders. Through December 31, 2011, the Company had entered into master repurchase agreements with 17 counterparties representing over $3,600,000 of potential funding capacity, and is in discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity.

The Company used these borrowings to finance its asset purchases. As of December 31, 2011, the Company had $1,079,995 of borrowings outstanding under its repurchase agreements collateralized by $1,052,141 in Agency RMBS and $110,575 in non-Agency RMBS. The Company has entered into interest rate swap agreements to effectively fix the floating interest rate of $345,000 of borrowings under its repurchase agreements at December 31, 2011.

The Company, organized as a Maryland corporation, is structured as a holding company that conducts its business primarily through ARM Operating, LLC and its other operating subsidiaries. The Company intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company also intends to operate its business in a manner that will allow the Company not to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

INVESTMENT STRATEGY

The Company’s objective is to provide attractive risk-adjusted returns from its assets to its stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. The Company intends to achieve this objective by selectively constructing a portfolio of assets that will consist primarily of Agency RMBS, and to lesser extent non-Agency RMBS. Over time, the Company may further diversify to cover a broader range of other residential mortgage assets, including single family residential mortgage loans, which the Company expects to source through bulk acquisitions of pools of whole loans originated by third parties, and other residential mortgage assets, reaching a fully diversified portfolio over the course of 2012 and the first half of 2013. Thus, as market conditions change, the Company may adjust its strategy by shifting its asset allocations across its target asset classes to take advantage of changes in interest rates and credit spreads as well as economic and credit conditions. The Company believes that the diversification of its portfolio of assets over time, its expertise among its target asset classes and the flexibility of its strategy will enable the Company to achieve attractive risk-adjusted returns from its assets under a variety of market conditions and economic cycles.

The Company will rely on the Manager’s expertise in identifying assets within its target asset classes and efficiently financing those assets. The Company expects that the Manager will make decisions based on a variety of factors, including expected risk-adjusted returns from its assets, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining its qualification as a REIT and its exclusion from registration as an investment company under the 1940 Act. The following is a summary of the assets that the Company targets for investment:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily whole pool Agency RMBS, and Agency collateralized mortgage obligations.

Non-Agency RMBS	Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, subprime mortgage loans and prime mortgage loans, which may be adjustable-rate, hybrid or fixed-rate.

Residential Mortgage Loans	Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans and subprime mortgage loans. These may be performing, sub-performing and non-performing and may be adjustable-rate, hybrid or fixed-rate.

Other Residential Mortgage Assets	Interest-only and principal-only Agency RMBS and non-Agency RMBS, inverse floating rate and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including common stock, preferred stock and debt of other real estate-related entities.

In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. The Company’s board of directors may without stockholder approval amend its investment strategy at any time.

INVESTMENT ACTIVITIES

Since the closing of the IPO and concurrent private placement, the Company has been actively investing in its target assets. As of December 31, 2011, the Company invested substantially all of the net proceeds from the IPO and the concurrent private placement. During the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company acquired Agency RMBS with a principal balance of $1,169,020 and an amortized cost of $1,121,888. During the same period, the Company acquired non-Agency RMBS with principal balance of $198,257 and an amortized cost of $113,982. For a more detailed discussion of the Company’s investments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Investment Activity.”

FINANCING STRATEGY

The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders rather than for the purpose of speculating on changes in interest rates. The amount of leverage the Company chooses to employ for particular assets will depend upon the Manager’s assessment of a variety of factors, which include the availability of particular types of financing and the Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and the creditworthiness of its financing counterparties.

The Company has initially financed its RMBS with repurchase agreement financing. At December 31, 2011, the Company had entered into master repurchase agreements with 17 counterparties representing over $3,600,000 of potential funding capacity, and is in discussions with additional financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. As of December 31, 2011, the Company had $1,079,995 outstanding under its repurchase facilities. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage, including warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. The Company may, however, be limited or restricted in the amount of leverage the Company may employ by the terms and provisions of its financings or other agreements that the Company may enter into in the future, and the Company may be subject to margin calls as a result of its financing activity.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s borrowings under repurchase agreements as of December 31, 2011.

Subject to maintaining the Company’s qualification as a REIT, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may require the Company to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to federal corporate income taxation. The Company’s hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of December 31, 2011, the Company had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on $345,000 of borrowings under its repurchase agreements as of December 31, 2011.

CORPORATE GOVERNANCE

The Company strives to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•

The Company’s board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all business relationships, the Company has adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of its directors and officers. In addition, the Company has implemented Whistleblowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee.

•

The Company has a trading policy in place that governs the purchase or sale of Company securities by any of its directors or employees, or by the partners, directors and officers of Apollo, as well as others, and that prohibit any such persons from buying or selling Company’s securities on the basis of material nonpublic information.

COMPETITION

The Company’s net income depends, in part, on the Company’s ability to acquire assets at favorable spreads over its borrowing costs. In acquiring its target assets, the Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed, and others that may be organized in the future, compete with the Company in acquiring assets and obtaining financing. These competitors may be significantly larger than the Company, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock.

EMPLOYEES; STAFFING

The Company has no employees and is managed by the Manager pursuant to the management agreement between the Manager, the Company and ARM Operating LLC, dated as of July 21, 2011 (the “Management Agreement”). All of the Company’s officers are employees of the Manager or its affiliates.

AVAILABLE INFORMATION

The Company maintains a website at www.apolloresidentialmortgage.com and makes available, free of charge, on the Company’s website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Stuart A. Rothstein, Chief Financial Officer, Treasurer, and Secretary, at Apollo Residential Mortgage, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

Item 1A.	Risk Factors.

All currency figures expressed herein are expressed in thousands except share or purchase amounts.

The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline.

Risks Related to the Company’s Relationship with its Manager

The Company depends on the Manager and its key personnel for success and upon their access to Apollo’s investment professionals and partners. The Company may not find a suitable replacement for the Manager if the Management Agreement is terminated, or if key personnel leave the employment of the Manager or Apollo or otherwise become unavailable to it.

The Company does not have any employees and relies completely on the Manager to provide it with investment and advisory services. The Company has no separate facilities and is completely reliant on the Manager, which has significant discretion as to the implementation of the operating policies and strategies. The Company depends on the diligence, skill and network of business contacts of the Manager. The Company benefits from the personnel, relationships and experience of the Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of the Manager evaluate, negotiate, close and monitor investments; therefore, success depends on their continued service. The Company also depends, to a significant extent, on the Manager’s access to the investment professionals and partners of Apollo and the industry insight and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.

The departure of any of the senior personnel of the Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on the Company’s ability to achieve its investment objectives. In addition, the Company offers no assurance that the Manager will remain the investment manager or that it will continue to have access to the Manager’s or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with the Manager only extends until July 27, 2014, the third anniversary of the closing of the IPO, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage it, the Company may not be able to execute its business plan.

The ability of the Manager and its officers and other personnel to engage in other business activities may reduce the time the Manager spends managing the business and may result in certain conflicts of interest.

Certain of the Company’s officers and directors, and the officers and other personnel of the Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Further, the officers and other personnel of the Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of the Company’s investments. In addition, another affiliate of Apollo manages through a separate account a portfolio of RMBS and other mortgage related assets. Other than this separate account, no existing other Apollo vehicle currently focuses on the Company’s target asset classes as part of its core investment strategy and no existing other Apollo vehicle currently holds significant investments in its target assets. It is possible that in the future other Apollo vehicles as well as existing or future portfolio companies or funds or separate accounts managed by Apollo may from time to time acquire the Company’s target assets as a part of their larger business strategies. To the extent such other Apollo vehicle or other vehicles that may be organized in the future seek to acquire the Company’s target assets, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced.

The Company does not have a policy that expressly prohibits the Company’s directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by it.

The Company does not have a policy that expressly prohibits the Company’s directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by it. However, the Company’s Code of Business Conduct and Ethics contains a conflicts of interest policy that prohibits the Company’s directors and executive officers, as well as personnel of the Manager, from engaging in any transaction that involves an actual conflict of interest except under guidelines approved by the Company’s board of directors. Directors, executive officers and personnel of the Manager who are employees of Apollo are also subject to Apollo’s Code of Business Conduct and Ethics. In addition, the Management Agreement with the Manager does not prevent the Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with it.

The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager, may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party.

The Management Agreement was negotiated between related parties and its terms, including fees payable to the Manager may not be as favorable to the Company as if they had been negotiated with an unaffiliated third party. In addition, the Company may choose not to enforce, or to enforce less vigorously, the Company’s rights under the Management Agreement because of the desire to maintain the Company’s ongoing relationship with the Manager.

The termination of the Management Agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect the Company’s inclination to end the relationship with the Manager.

Termination of the Management Agreement with the Manager without cause is difficult and requires payment of a substantial termination fee or other amounts. The term “cause” is limited to specific circumstances laid out in the Management Agreement. Termination for unsatisfactory financial performance does not constitute “cause” under the Management Agreement. The Management Agreement provides that, in the absence of cause, it may only be terminated at the expiration of the initial term or any renewal period, upon the vote of at least two-thirds of the Company’s independent directors based upon: (i) the Manager’s unsatisfactory performance that is materially detrimental to the Company, or (ii) a determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager will be provided 180 days prior notice of any such termination. Additionally, upon non-renewal or a termination by the Company without cause (or upon a termination by the Manager due to the Company’s material breach), the Management Agreement provides that the Company will pay the Manager a termination payment equal to three times the average annual management fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions increase the effective cost to the Company of electing not to renew, or defaulting in the Company’s obligations under, the Management Agreement, thereby adversely affecting the Company’s inclination to end its relationship with the Manager, even if it believes the Manager’s performance is not satisfactory.

The Manager is only contractually committed to serve the Company until July 27, 2014, the third anniversary of the closing of the IPO. Thereafter, the Management Agreement is renewable on an annual basis; provided, however, that the Manager may terminate the Management Agreement annually upon 180 days prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage the Company, the Company may not be able to execute its business plan.

The Manager’s and Apollo’s liability is limited under the Management Agreement, and the Company has agreed to indemnify the Manager against certain liabilities. As a result, the Company could experience poor performance or losses for which the Manager would not be liable.

Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company’s board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, the Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by the Manager (including Apollo) and any person providing services to the Manager will not be liable to the Company, any subsidiary of the Company, the Company’s stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, the Company has agreed to indemnify the Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by the Manager and any person providing services to the Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

The Manager’s failure to make investments on favorable terms that satisfy the Company’s investment strategy and otherwise generate attractive risk-adjusted returns from its assets initially and consistently from time to time in the future would materially and adversely affect it.

The Company’s ability to achieve its investment objectives depends on its ability to grow, which depends, in turn, on the management team of the Manager and its ability to identify and to make investments on favorable terms that meet the Company’s investment criteria as well as on its access to financing on acceptable terms. The Company’s ability to grow is also dependent upon the Manager’s ability to successfully hire, train, supervise and manage new personnel. The Company may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the Company’s future growth effectively could have a material adverse effect on its business, financial condition and results of operations.

The Company does not own the Apollo name, but it may use the name pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of the Company’s license agreement may harm its business.

The Company has entered into a license agreement with Apollo pursuant to which it has granted the Company a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, the Company has a right to use this name for so long as the Manager serves as the Company’s manager pursuant to the Management Agreement. Apollo retains the right to continue using the “Apollo” name. The Company cannot preclude Apollo from licensing or transferring the ownership of the “Apollo” name to third parties, some of whom may compete with the Company. Consequently, the Company would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, the Company will be required to change its name and cease using the name. Any of these events could disrupt the Company’s recognition in the market place, damage any goodwill it may have generated and otherwise harm its business. The license agreement will terminate concurrently with the termination of the Management Agreement.

The manner of determining the management fee may not provide sufficient incentive to the Manager to maximize risk-adjusted returns from its assets on the Company’s investment portfolio since it is based on the Company’s stockholders’ equity (as defined in the Management Agreement) and not on other measures of performance.

The Manager is entitled to receive a management fee that is based on the amount of the Company’s stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of the

Company’s performance. The Company’s stockholders’ equity for the purposes of calculating the management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on the Company’s consolidated financial statements. The possibility exists that significant management fees could be payable to the Manager for a given quarter despite the fact that the Company could experience a net loss during that quarter. The Manager’s entitlement to such compensation (regardless of performance) may not provide sufficient incentive to the Manager to devote its time and effort to source and maximize risk-adjusted returns from its assets on the Company’s investment portfolio, which could, in turn, adversely affect the Company’s ability to pay dividends to its stockholders and the market price of its common stock. Furthermore, the compensation payable to the Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.

The Manager manages the Company’s portfolio pursuant to very broad investment guidelines and the Company’s board of directors does not approve each investment decision made by the Manager, which may result in the Company making riskier investments.

The Manager is authorized to follow very broad investment guidelines. While the Company’s directors periodically review its investment guidelines and its investment portfolio, they do not review all of the Company’s proposed investments. In addition, in conducting periodic reviews, the Company’s directors may rely primarily on information provided to them by the Manager. Furthermore, the Manager may use complex strategies and transactions entered into by the Manager that may be difficult or impossible to unwind by the time they are reviewed by the Company’s directors. The Manager has great latitude within the broad investment guidelines in determining the types of assets it may decide are proper investments for the Company, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect the Company’s business operations and results. Decisions made and investments entered into by the Manager may not fully reflect your best interests.

The Manager may change its investment process, or elect not to follow it, without stockholder consent at any time which may adversely affect the Company’s investments.

The Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that the Manager will follow the investment process in relation to the identification and underwriting of prospective investments. Changes in the Manager’s investment process may result in inferior due diligence and underwriting standards, which may affect the Company’s investments.

There are various conflicts of interest in the Company’s relationship with Apollo which could result in decisions that are not in the best interests of its stockholders.

The Company is subject to conflicts of interest arising out of its relationship with Apollo, including the Manager. In the future, the Company may enter into additional transactions with Apollo. In particular, the Company may invest in, or acquire, certain of its investments through other Apollo vehicles, including joint ventures with affiliates of Apollo or purchase assets from, sell assets to or arrange financing from or provide financing to new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Apollo’s affiliates or the Manager. Any such transactions will require approval by a majority of the Company’s independent directors. In certain instances the Company may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of the Company’s independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to the Company as those that would have been obtained in an arm’s length transaction.

The Manager and Apollo have agreed that, for so long as the Management Agreement is in effect and Apollo controls the Manager, neither they nor any entity controlled by Apollo will sponsor or manage any U.S.

publicly traded REIT that invests primarily in the Company’s target asset classes. However, the Manager, Apollo and their respective affiliates may sponsor or manage another U.S. publicly traded REIT that invests generally in real estate assets but not primarily in the Company’s target assets. A private equity fund managed by Apollo has made an investment in and controls Vantium Capital Markets, L.P. (“Vantium”), an entity that invests in residential mortgages and other related assets. Vantium is in the process of winding down its existing portfolio of mortgage assets and has ceased acquiring assets. In addition, another affiliate of Apollo manages through a separate account a portfolio of RMBS and other mortgage related assets. Other than Vantium and this separate account, no existing other Apollo vehicle currently focuses on the Company’s target asset classes as part of its core investment strategy and no existing other Apollo vehicle currently holds significant investments in its target assets. It is possible that in the future other Apollo vehicles as well as existing or future portfolio companies or funds or separate accounts managed by Apollo may from time to time acquire the Company’s target assets as a part of their larger business strategies. To the extent such other Apollo vehicles or other vehicles that may be organized in the future seek to acquire the Company’s target assets, the scope of opportunities otherwise available to the Company may be adversely affected and/or reduced. The Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including the Company, is treated in a manner that, over time, is fair and equitable. According to this policy, investments may be allocated by taking into account factors, including but not limited to, available capital and net asset value of the investment vehicles, suitability of the investment, order size, investment objectives, permitted leverage and available financing, current income expectations, the size, liquidity and duration of the available investment, seniority, and other capital structure considerations and the tax implications of an investment. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a pre-defined arrangement that is other than pro-rata. The investment allocation policy may be amended by the Manager and Apollo at any time without the Company’s consent.

In addition to the fees payable to the Manager under the Management Agreement, the Manager and its affiliates may benefit from other fees paid to it in respect of the Company’s investments. For example, if the Company seeks to securitize its residential mortgage loans, Apollo and/or the Manager may act as collateral manager. In addition, an affiliate of Apollo may act as servicer for some of the Company’s mortgage loans or for any securitization vehicles it may establish. In any of these or other capacities, affiliates of Apollo and/or the Manager may receive market based fees for their roles, but only if approved by a majority of the Company’s independent directors.

Possession of material, non-public information could prevent the Company from undertaking advantageous transactions; Apollo could decide to establish information barriers.

Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If the Manager were to receive material non-public information about a particular real estate-related entity, or have an interest in investing in a particular real estate-related entity, Apollo or its affiliates may be prevented from investing in such company. Conversely, if Apollo or its affiliates were to receive material non-public information about a particular real estate-related entity, or have an interest in investing in a particular real estate-related entity, the Company may be prevented from investing in such company. This risk affects the Company more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent the Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and the Manager’s resources may be limited.

Investigations and reviews of Apollo affiliates’ use of placement agents could harm the Company’s reputation, depress its stock price or have other negative consequences.

Affiliates of the Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of the Manager have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. The California Public Employees’ Retirement System, (“CalPERS”) one of Apollo’s strategic investors, announced on October 14, 2009, that it had initiated a special review of placement agents and related issues. The report of the CalPERS special review was issued on March 14, 2011. That report does not allege any wrongdoing on the part of Apollo or its affiliates. In addition, on May 6, 2010, the California Attorney General filed a civil complaint against Alfred Villalobos and his company, Arvco Capital Research, LLC (a placement agent that Apollo has used) and Federico Buenrostro Jr., the former CEO of CalPERS, alleging conduct in violation of certain California laws in connection with CalPERS’ purchase of securities in various funds managed by affiliates of the Manager and another asset manager. None of the Company, the Manager or any other Apollo entity is a party to the civil lawsuit, nor does the lawsuit allege any misconduct on the part of any Apollo entity. Finally, on December 29, 2011, the United States Bankruptcy Court for the District of Nevada approved an application made by Mr. Villalobos, Arvco and related entities (the “Arvco Debtors”) in their consolidated bankruptcy proceedings to hire Special Litigation Counsel to pursue certain claims on behalf of the bankruptcy estates of the Arvco Debtors, including potential claims against Apollo (a) for fees that Apollo purportedly owes the Arvco Debtors for placement agent services, and (b) for indemnification of legal fees and expenses arising out of the Arvco Debtors’ defense of the California Attorney General action described above. Apollo has informed the Company that it believes that it has handled its use of placement agents in an appropriate manner and that it is cooperating with such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect Apollo’s business (including with respect to the Manager) or indirectly thereby, the Company’s business. Even if these investigations or changes in industry practice do not directly or indirectly affect Apollo’s or the Company’s respective businesses, adverse publicity could harm the Company’s reputation and may depress its stock price or have other negative consequences.

Risks Related to the Company

The Company has limited operating history and may not be able to operate its business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to its stockholders.

The Company commenced operations on July 27, 2011 and has limited operating history. The Company cannot assure its stockholders that it will be able to operate its business successfully, find suitable investments or implement its operating policies and strategies. The Company’s ability to provide attractive risk-adjusted returns from its assets to its stockholders over the long term is dependent on its ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and the Company may not do either. The Company may not be able to generate sufficient revenue from operations to pay its operating expenses and to continue to make distributions to stockholders. The results of the Company’s operations and the implementation of its business plan depend on several factors, including the availability of opportunities for investment in the Company’s target assets, the level and volatility of interest rates, the availability of adequate equity capital as well as short and long-term financing, conditions in the financial markets and economic conditions.

Difficult and volatile conditions in the mortgage and residential real estate markets as well as the broader financial markets may cause the Company to experience market losses related to its asset portfolio and there can be no assurance that it will be successful in implementing its business strategies amidst these conditions.

The Company’s results of operations may be materially affected by conditions in the market for mortgages and mortgage-related assets, including RMBS, as well as the residential real estate market, the financial markets and the economy generally. Continuing concerns about the mortgage market and a declining real estate market, as well as inflation, energy costs, geopolitical issues, unemployment and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the U.S. residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have stabilized or that they will not worsen. Beginning with the onset of the credit crisis in 2007, there has been significant volatility in non-Agency RMBS prices as a result of trends in market technicals such as prepayment rates and delinquency rates, and forced selling by hedge funds and other institutions as a result of market conditions. These factors have impacted investor perception of the risk associated with residential mortgage loans, RMBS, real estate-related securities and various other assets the Company may acquire. As a result, values for Agency RMBS, non-Agency RMBS, residential mortgage loans, and other residential mortgage assets the Company has acquired or may acquire in the future, have experienced volatility which could result in sudden declines in their value. Declines in the value of the Company’s portfolio, or perceived market uncertainty about the value of its assets, would likely make it difficult for the Company to obtain financing on favorable terms or at all. The Company’s profitability may be materially adversely affected if it is unable to obtain cost effective financing. A continuation or increase in the volatility and deterioration in the broader residential mortgage and RMBS markets as well as the broader financial markets may adversely affect the performance and market value of the Company’s assets, which may reduce earnings and, in turn, cash available for distribution to its stockholders.

The Company operates in a competitive market for investment opportunities and future competition may limit its ability to acquire desirable investments in the Company’s target assets and could also affect the pricing of these securities.

A number of entities compete with the Company in acquiring assets and obtaining financing. In acquiring target assets, the Company competes with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed, and others that may be organized in the future, compete with the Company in acquiring assets and obtaining financing. These competitors may be significantly larger than the Company, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than the Company. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of the Company’s common stock. Many of the Company’s competitors are not subject to the operating constraints associated with REIT qualification or maintenance of the Company’s exemption from the 1940 Act. Furthermore, competition for investments in the Company’s target assets may lead to the price of such assets increasing, which may further limit the Company’s ability to generate desired returns. The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and the Company can offer no assurance that it will continue to be able to identify and make investments that are consistent with its investment objective.

The Company may change its operational policies (including its investment guidelines, strategies and policies and the targeted assets in which it invests) with the approval of the Company’s board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of the Company’s common stock and its ability to make distributions to its stockholders.

The Company’s board of directors determines its operational policies and may amend or revise its policies, including the Company’s policies with respect to the targeted assets in which it invest, dispositions, growth, operations, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, the Company’s stockholders at any time. The Company may change its investment guidelines and its strategy, at any time with the approval of its board of directors but without the consent of or notice to its stockholders, which could result in the Company making investments that are different in type from, and possibly riskier than, the investments originally contemplated.

The Company uses leverage as part of its business strategy in order to increase potential returns to stockholders but it does not have a formal policy limiting the amount of debt it may incur. The Company’s board of directors may change its leverage policy without stockholder consent.

The Company uses leverage as part of its business strategy in order to increase potential returns to stockholders but it does not have a formal policy limiting the amount of debt it may incur. The amount of leverage it deploys for particular investments in its target assets depends upon the Manager’s assessment of a variety of factors, which include the availability of particular types of financing and the Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and the creditworthiness of its financing counterparties. The Company’s charter and bylaws do not limit the amount of indebtedness it can incur, and the Company’s board of directors has discretion to deviate from or change its leverage policy at any time. The Company’s board of directors may change its leverage policy at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

The Company’s ability to generate returns for its stockholders through its investment, finance and operating strategies is subject to then existing market conditions, and it may make significant changes to these strategies in response to changing market conditions.

In the future, to the extent that market conditions stabilize or change and the Company has sufficient capital to do so, it may, depending on prevailing market conditions, change its investment guidelines in response to opportunities available in different interest rate, economic and credit environments. As a result, the Company cannot predict the percentage of its equity that will be invested in any of its target assets at any given time.

The Company depends on information systems and systems failures could significantly disrupt its business, which may, in turn, negatively affect the market price of the Company’s common stock and its ability to make distributions to its stockholders.

The Company’s business depends on the communications and information systems of Apollo. Any failure or interruption of Apollo’s systems could cause delays or other problems in the Company’s securities trading activities, which could have a material adverse effect on the Company’s operating results and negatively affect the market price of its common stock and its ability to pay dividends to stockholders.

The Company cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. government, the U.S. Federal Reserve, the U.S. Treasury, the SEC and other governmental and regulatory bodies have taken or are taking various actions in an effort to address the underlying causes of, and to contain the fallout from, the recent global financial crisis. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. The Company is unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act may impact the residential mortgage loan securitization market in that it seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets. The Dodd-Frank Act creates a new regulator, the Consumer Financial Protection Bureau, which will now oversee many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act. Additionally, the SEC has adopted significant changes to Regulation AB, which regulates securitization procedures and processes, which could have sweeping changes to residential mortgage loan securitization markets as well as to the market for the resecuritization of mortgage-backed securities. Such changes, among other things, require that issuers of asset-backed securities include disclose about certain fulfilled and unfulfilled repurchase demands for asset-backed securities, conduct reviews of the asset pools underlying asset-backed securities, and publicly disclose the results of such reviews. The SEC has also proposed rules which would require issuers and underwriters to make any third-party due diligence reports on asset-backed securities publicly available. In addition to the foregoing, the U.S. government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies may enact additional legislation or regulatory action designed to address the underlying causes of, and to contain the fallout from, the recent crisis or for other purposes that could have a material and adverse effect on the Company’s ability to execute its business strategies. The Company cannot predict whether or when such actions may occur. However, such actions could have a dramatic impact on the Company’s business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on its financial condition and results of operations. Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the assets that the Company acquires.

The U.S. government, through the U.S. Federal Reserve, the Federal Housing Administration (the “FHA”), and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratios for fixed rate mortgages. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions, and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that the Company intends to acquire.

The diminished level of Agency participation in and other changes in the role of the Agencies in the mortgage market may adversely affect the Company’s business.

If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change, the Company’s ability to acquire Agency RMBS could be adversely affected. These developments could also materially and adversely impact the Company’s then existing Agency RMBS portfolio. The Company could be negatively affected in a number of ways depending on the manner in which related events unfold for the Agencies. The Company relies on its Agency RMBS (as well as non-Agency RMBS) as collateral for its financings under the repurchase agreements that it enters into. Any decline in their value, or perceived market uncertainty about their value, may make it more difficult for the Company to obtain financing on its Agency RMBS on acceptable terms or at all, or to maintain the Company’s compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates the Company expects to receive from Agency RMBS, thereby tightening the spread between the interest the Company earns on the Company’s Agency RMBS and the cost of financing those assets. A reduction in the supply of Agency RMBS could also negatively affect the pricing of Agency RMBS by reducing the spread between the interest the

Company earns on its portfolio of agency securities and its cost of financing that portfolio. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or the Agencies. As a result, such laws could increase the risk of loss on the Company’s investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect the Company’s business, operations and financial condition.

The Company’s ability to originate residential mortgage loans in the future could be limited by the increasing number of proposed U.S. federal, state and local laws affecting certain mortgage-related assets.

Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in the Manager or the Company being held responsible for violations in the mortgage loan origination process. The Company cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting the Company’s business. The Company will evaluate the potential impact of any initiatives which, if enacted, could affect its future practices and results of operations. The Company is unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in its practices in the future, and any such changes could adversely affect its cost of doing business and profitability.

Loss of the Company’s exemption under the 1940 Act would adversely affect the Company, the market price of shares of its common stock and its ability to distribute dividends, and could result in the termination of the Management Agreement with the Manager.

The Company is organized as a holding company and conducts its businesses primarily through ARM Operating, LLC. Both Apollo Residential Mortgage, Inc. and ARM Operating, LLC conduct operations so that they comply with the 40% test. In addition, certain of the Company’s subsidiaries rely upon the exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally means that at least 55% of each such subsidiaries’ total assets must be comprised of qualifying assets and at least another 25% of its total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. The Company takes the position that qualifying assets for this purpose include mortgage loans where 100% of the loan is secured by real estate when the Company acquires it and the Company has the unilateral right to foreclose on the loan and other assets, such as the entire ownership in whole pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters or other pronouncements has determined are the functional equivalent of whole mortgage loans for purposes of the 1940 Act. While the SEC staff has issued a no-action letter that permits the treatment of such interests in Agency whole pool RMBS as qualifying assets, no such SEC staff guidance is available with respect to non-Agency whole pool RMBS. Accordingly, the Company relies on its own judgment and analysis in treating non-Agency whole pool RMBS as qualifying assets by analogy to Agency whole pool RMBS. The Company expects each of its subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on the Company’s analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exemption, will not change in a manner that adversely affects the Company’s operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exemption, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the strategies it has chosen.

If the SEC or its staff takes a position contrary to the Company’s analysis with respect to the characterization of its target assets, the Company may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, the Company may need to dispose of a significant portion of its assets or acquire significant other additional assets which may have lower returns than the Company’s expected portfolio, or the Company may need to modify its business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing the Company’s indebtedness, which could also require it to sell a significant portion of its assets. The Company cannot assure investors that it would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of the Company’s business plan could have a material adverse effect on it. Further, if the SEC determined that the Company was an unregistered investment company, it would be subject to monetary penalties and injunctive relief in an action brought by the SEC, the Company would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that the Company was an unregistered investment company. Any of these results would have a material adverse effect on the Company. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, the Company may be required to adjust its strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to the Company, or it could further inhibit the Company’s ability to pursue the strategies it has chosen.

Rapid changes in the values of the Company’s target assets may make it more difficult for the Company to maintain its qualification as a REIT or its exemption from the 1940 Act.

If the market value or income potential of the Company’s target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, the Company may need to increase its real estate assets and income or liquidate its non-qualifying assets to maintain its REIT qualification or its exemption from the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets the Company may own. The Company may have to make decisions that it otherwise would not make absent the REIT and 1940 Act considerations.

Risks Related to Financing

The Company uses leverage in executing its business strategy, which may adversely affect the return on its assets and may reduce cash available for distribution to its stockholders, as well as increase losses when economic conditions are unfavorable.

The Company currently finances its Agency RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of the Company’s potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide it with financing or to increase the costs of that financing. The return on the Company’s assets and cash available for distribution to its stockholders may be reduced to the extent that market conditions prevent it from leveraging the Company’s assets or increase the cost of its financing relative to the income that can be derived from the assets acquired. The Company’s financing costs will reduce cash available for distributions to stockholders. The Company may not be able to meet its financing obligations and, to the extent that the Company cannot, it risks the loss of some or all of the Company’s assets to liquidation or sale to satisfy the obligations.

The Company depends on repurchase agreements, warehouse facilities, securitizations, resecuritizations and bank credit facilities (including term loans and revolving facilities) to execute its business plan, and its inability to access funding could have a material adverse effect on the Company’s results of operations, financial condition and business. The Company relies on short-term financing and thus is especially exposed to changes in the availability of financing.

The Company’s ability to fund its acquisitions may be impacted by its ability to secure financing on acceptable terms. The Company relies on short-term financing and thus is especially exposed to changes in the availability of financing. For example, the term of a repurchase transaction under a master repurchase agreement is typically 30 to 90 days, but in some cases may be longer.

It is possible that the lenders that will provide the Company with financing could experience changes in their ability to advance funds to the Company, independent of the Company’s performance or the performance of its portfolio of assets. Furthermore, if many of the Company’s potential lenders are unwilling or unable to provide it with financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on the Company’s lenders change, they may be required to significantly increase the cost of the financing that they provide to it. The Company’s lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

The recent dislocations in the residential mortgage sector have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. In addition, certain lenders have been impacted by the European sovereign debt crisis. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of the Company’s potential lenders and could cause one or more of the Company’s potential lenders to be unwilling or unable to provide it with financing on attractive terms or at all. This could increase the Company’s financing costs and reduce its access to liquidity. Furthermore, if many of the Company’s potential lenders are unwilling or unable to provide it with financing, the Company could be forced to sell its assets at an inopportune time when prices are depressed.

An increase in the Company’s borrowing costs relative to the interest it receives on its leveraged assets may adversely affect the Company’s profitability and its cash available for distribution to its stockholders.

Borrowing rates are currently at historically low levels that may not be sustained in the long run. As the Company’s repurchase agreements and other short-term borrowings mature, it will be required either to enter into new borrowings or to sell certain of the Company’s assets. An increase in short-term interest rates at the time that the Company seeks to enter into new borrowings would reduce the spread between the returns on its assets and the cost of its borrowings. This would adversely affect the returns on the Company’s assets, which might reduce earnings and, in turn, cash available for distribution to its stockholders. In addition, because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for the Company to secure continued financing. If the Company is not able to renew its then existing facilities or arrange for new financing on terms acceptable to the Company, or if it defaults on its covenants or are otherwise unable to access funds under any of these facilities, the Company may have to curtail its asset acquisition activities and/or dispose of assets.

Interest rate fluctuations could reduce the income on the Company’s investments and increase its financing costs.

Changes in interest rates will affect the Company’s operating results as such changes will affect the interest it receives on its floating rate interest bearing investments and the financing cost of the Company’s debt, as well as its interest rate swaps that the Company utilizes for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for the Company.

If a counterparty to the Company’s repurchase transactions defaults on its obligation to resell the underlying security back to the Company at the end of the transaction term or if the value of the underlying security has declined as of the end of that term or if the Company defaults on its obligations under the repurchase agreement, the Company will lose money on its repurchase transactions.

When the Company engages in repurchase transactions, it sells securities to lenders (i.e., repurchase agreement counterparties) and receives cash from the lenders. The lenders are obligated to resell the same securities back to the Company at the end of the term of the transaction. Because the cash the Company receives from the lender when it initially sells the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to the Company, the Company could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). The Company could also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as the Company would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Further, if the Company defaults on one of its obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with the Company. Certain of the Company’s repurchase agreements also contain cross-default or other similar provisions. Under the Company’s repurchase agreements with such provisions, the lender could declare a default (or in certain cases, accelerate the Company’s debt obligations rather than declare a default) if a default (or other similar event) were to occur under the Company’s other repurchase agreements or similar arrangements (whether with that lender, the affiliates of that lender or a third party lender) after the expiration of any cure periods under such other arrangements. The specific nature of these cross-defaults (or similar provisions) varies among the Company’s various repurchase agreements that contain such provisions. If such a default (or other similar event) were to occur and the lenders terminate one or more repurchase agreement, the Company may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that the Company will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses the Company incurs on its repurchase agreements could adversely affect its earnings and thus its cash available for distribution to the Company’s stockholders.

The Company’s rights under its repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of the Company or its lenders under the repurchase agreements, which may allow the Company’s lenders to repudiate its repurchase agreements.

In the event of the Company’s insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and the Company’s claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, the Company’s ability to exercise its rights to recover its securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages the Company actually incurs.

The repurchase agreements that the Company uses to finance its asset acquisitions may require the Company to provide additional collateral and may restrict it from leveraging its assets as fully as desired.

The Company uses repurchase agreements and may in the future use other sources of financing, including, warehouse facilities, securitizations and bank credit facilities to finance its asset acquisitions. The Company’s repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to it. If the market value of the loans or securities pledged or sold by the Company to a funding source decline in value, the lending institution may have the right to initiate a margin call in its sole discretion, which would require the Company to provide additional collateral or pay down a portion of the funds advanced, but the Company may not have the funds available to do so. Posting additional collateral will reduce the Company’s liquidity and its ability to make distributions to the Company’s stockholders and limit its ability to leverage its assets, which could adversely affect the Company’s business and could cause the value of its common stock to decline.

The Company may be forced to sell assets at significantly depressed prices to meet margin calls, post additional collateral and to maintain adequate liquidity, which could cause it to incur losses. Moreover, to the extent the Company is forced to sell assets at such time, given market conditions, it may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in the Company incurring significantly greater losses on its sale of such assets. In an extreme case of market duress, a market may not even be present for certain of the Company’s assets at any price. In the event the Company does not have sufficient liquidity to meet margin calls and post additional collateral, lending institutions can accelerate repayment of the Company’s indebtedness, increase its borrowing rates, liquidate its collateral or terminate its ability to borrow. Such a situation would likely result in a rapid deterioration of the Company’s financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. In the event of the Company’s bankruptcy, its borrowings may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay. Further, financial institutions may require the Company to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow the Company to satisfy its collateral obligations. As a result, the Company may not be able to leverage its assets as fully as it would choose, which could reduce the Company’s return on equity. If the Company is unable to meet these collateral obligations, then, as described above, its financial condition could deteriorate rapidly.

Certain of the Company’s financing facilities contain covenants that restrict its operations and may inhibit the Company’s ability to grow its business and increase revenues.

Certain of the Company’s financing facilities contain restrictions, covenants, and representations and warranties that, among other things, may require the Company to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If the Company fails to meet or satisfy any of these covenants or representations and warranties, it would be in default under these agreements and its lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict the Company’s ability to make additional borrowings.

Certain of the Company’s financing agreements may also contain cross-default or other similar provisions. Under the Company’s financing agreements with such provisions, the lender could declare a default (or in certain cases, accelerate the Company’s debt obligations rather than declare a default) if a default (or other similar event) were to occur under the Company’s other financing or similar arrangements (whether with that lender, the affiliates of that lender or a third party lender) after the expiration of any cure periods under such other arrangements. The specific nature of these cross-defaults (or similar provisions) varies among the Company’s various financing agreements that contain such provisions.

The covenants and restrictions in the Company’s current and future financing facilities may restrict its ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments or acquisitions;

•	make distributions on or repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	reduce liquidity below certain levels;

•	grant liens or incur operating losses for more than a specified period; and

•	enter into transactions with affiliates.

These restrictions may interfere with the Company’s ability to obtain financing, including the financing needed to qualify as a REIT, or to engage in other business activities, which may significantly limit or harm the Company’s business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce the Company’s liquidity, which could require it to sell the Company’s assets to repay amounts due and outstanding. This could also significantly harm the Company’s business, financial condition, results of operations, and its ability to make distributions, which could cause the value of the Company’s common stock to decline. A default will also significantly limit the Company financing alternatives such that it will be unable to pursue the Company’s leverage strategy, which could curtail the returns on its assets.

If the Company acquires and subsequently re-sells any mortgage loans, it may be required to repurchase such loans or indemnify investors if it breaches representations and warranties.

If the Company acquires and subsequently re-sell any mortgage loans, it would generally be required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and terms of any securitizations into which the Company may sell loans will generally require the Company to repurchase or substitute loans in the event it breaches a representation or warranty given to the loan purchaser. In addition, the Company may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to the Company against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect the Company’s business, financial condition and results of operations and its ability to make distributions to its stockholders.

Securitizations would expose the Company to additional risks.

Based on the Manager’s assessment of market conditions, the Company may acquire residential mortgage loans with the intention of securitizing them and retaining all or a part of the securitized assets in its portfolio. To the extent that the Company securitizes residential mortgage loans, the Company will often hold the most junior certificates associated with a securitization. As a holder of the most junior certificates, the Company is more exposed to losses on the portfolio investments because the equity interest it retains in the issuing entity would be subordinate to the more senior notes issued to investors and the Company would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Company believes that the return of an active private RMBS market is going to take some time to develop as rating agencies recalibrate risk metrics and sort through the evolving regulatory landscape for the private RMBS market, and the Company cannot be assured that it will in fact be able to access the securitization market, or be able to do so at favorable rates. The inability to securitize the Company’s portfolio could hurt its performance and the Company’s ability to grow its business.

Risks Related to Hedging

The Company may enter into hedging transactions that could expose it to contingent liabilities in the future and adversely impact its financial condition.

Subject to maintaining the Company’s qualification as a REIT, part of the Company’s strategy involves entering into hedging transactions that could require it to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in the Company’s results of operations, and its ability to fund these obligations will depend on the liquidity of the Company’s assets and access to capital at the time, and the need to fund these obligations could adversely impact the Company’s financial condition.

The use of interest rate hedges will introduce the risk of interest rate mismatches and exposures, which could materially adversely affect the Company’s business, financial condition and results of operations and ability to make distributions to its stockholders.

The Company’s adjustable-rate RMBS is generally subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent the Company acquires adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on such assets than it would need to pay the interest cost on its related borrowings. During periods of changing interest rates, these mismatches could cause the Company’s business, financial condition and results of operations and ability to make distributions to its stockholders to be materially adversely affected.

Hedging against interest rate exposure may adversely affect the Company’s earnings, which could reduce the Company’s cash available for distribution to its stockholders.

Subject to maintaining the Company’s qualification as a REIT, the Company may pursue various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The Company’s hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.

The Company’s hedging transactions, which are intended to limit losses, may actually adversely affect its earnings, which could reduce the Company’s cash available for distribution to its stockholders.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom the Company enters into a hedging transaction will most likely result in its default. Default by a party with whom the Company enters into a hedging transaction may result in the loss of unrealized profits and force the Company to cover its commitments, if any, at the then current market price. Although generally the Company seeks to reserve the right to terminate its hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and the Company may not be able to enter into an offsetting contract in order to cover its risk. The Company cannot assure investors that a liquid secondary market will exist for hedging instruments purchased or sold, and the Company may be required to maintain a position until exercise or expiration, which could result in losses.

The Company’s operating results may suffer because losses on the derivatives may not be offset by a change in the fair value of the related hedged transaction.

The Company intends to record derivative and hedging transactions in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In order to mitigate interest rate risk resulting from the Company’s floating-rate borrowings the Company entered into interest rate swaps and caps. The interest rate swaps are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral and the interest rate caps are intended to hedge the floating-rate borrowings related to the potential extension of the underlying collateral. However, the Company chose not to pursue hedge accounting for these derivative instruments and will record the change in estimated fair value related to interest rate agreements in earnings. As a result, the Company’s operating results may suffer because losses, if any, on these derivative instruments may not be offset by a change in the fair value of the related hedged transaction or item.

Risks Related to the Company’s Assets

The Company may not realize gains or income from its assets, which could cause the value of its common stock to decline.

The Company seeks to generate attractive risk-adjusted returns from its assets to its stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. However, the assets the Company acquires may not appreciate in value and, in fact, may decline in value, and the debt securities the Company acquires may default on interest and/or principal payments. Accordingly, the Company may not be able to realize gains or income from its assets. Any gains that the Company does realize may not be sufficient to offset any other losses it experiences. Any income that the Company realizes may not be sufficient to offset its expenses.

The Company may acquire Alt-A and subprime mortgage loans and RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.

The Company may acquire Alt-A, subprime mortgage loans and RMBS backed by collateral pools of Alt-A and subprime mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting prime mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt-A and subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that the Company may acquire could be correspondingly adversely affected, which could adversely impact its results of operations, financial condition and business.

The Company’s portfolio of assets may be concentrated and may be subject to risk of default.

The Company has initially focused its strategy on acquiring and managing a portfolio of Agency RMBS and to a lesser extent non-Agency RMBS. Over time, the Company may further diversify to cover a broader range of other residential mortgage assets, including single family residential whole mortgage loans, which the Company expects to source through bulk acquisitions of pools of whole loans originated by third parties, and other residential mortgage assets, reaching a fully diversified portfolio over the course of 2012 and the first half of 2013. However, the Company is not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by its board of directors. Therefore, the Company’s portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that the Company’s portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of the Company’s assets within a short time period, which may reduce the Company’s net income and the value of its shares and accordingly reduce its ability to make distributions to the Company’s stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which the Company intends to invest.

The Manager’s use of models in connection with the valuation of the Company’s assets subjects it to potential risks in the event that such models are incorrect, misleading, or based on incomplete information.

As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost, and timing. Models and data are used to value assets or potential assets and also in connection with hedging the Company’s acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose the Company to potential risks. For example, by relying on incorrect models and data, especially valuation models, the Manager may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

The Company may acquire non-Agency RMBS assets in the “first loss” position, subjecting it to greater risk of losses.

If the Company acquires subordinate classes of non-Agency RMBS, in the event of default and the exhaustion of any classes senior to those the Company may acquire and there is any further loss, it will not be able to recover all of its investment in the securities the Company purchases. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying RMBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect the Company against loss of its principal on these securities.

Increases in interest rates could adversely affect the value of the Company’s assets and cause its interest expense to increase, which could result in reduced earnings or losses and negatively affect the Company’s profitability as well as the cash available for distribution to its stockholders.

The Company focuses primarily on investing in, financing and managing Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets in the United States. In a normal yield curve environment, some of these types of assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to the Company, which may negatively affect cash available for distribution to its stockholders.

A significant risk associated with these assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these assets could decline, and the duration and weighted-average life of the assets could increase. The Company could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements the Company may enter into to finance the purchase of these securities.

Market values of the Company’s assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, the Company’s operating results will depend in large part on the difference between the income from its assets, net of credit losses, and financing costs. In most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of the Company’s borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence the Company’s net income. Increases in these rates will tend to decrease the Company’s net income and market value of its assets.

Interest rate fluctuations may adversely affect the value of the Company’s assets, net income and common stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect the Company’s income and the value of its common stock. Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to the Company’s and that have been unrelated to these companies’ operating performances. Additionally, the Company’s operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of the Company’s common stock.

The Company may experience a decline in the fair value of its assets.

A decline in the fair market value of its assets may require the Company to recognize an “other-than-temporary” impairment against such assets under GAAP if the Company were to determine that, with respect to any assets in unrealized loss positions, it does not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of such assets. If such a determination were to be made, the Company would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect the Company’s future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of the assets in the Company’s portfolio are recorded at fair value and, as a result, there may be uncertainty as to the value of these assets.

Some of the assets in the Company’s portfolio are securities that are not publicly traded. The fair value of securities and other assets that are not publicly traded may not be readily determinable. The Company values these assets quarterly at fair value, as determined in accordance with GAAP, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of the Company’s assets may fluctuate over short periods of time and its determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of the Company’s common stock could be adversely affected if its determinations regarding the fair value of these assets were materially higher than the values that the Company ultimately realizes upon their disposal.

Additionally, the Company’s results of operations for a given period could be adversely affected if its determinations regarding the fair value of these investments were materially higher than the values that the Company ultimately realizes upon their disposal. The valuation process has been particularly challenging recently as market events have made valuations of certain assets more difficult, unpredictable and volatile.

The failure of servicers to effectively service the mortgage loans underlying certain of the assets in the Company’s portfolio would materially and adversely affect it.

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying certain assets in the Company’s portfolio could negatively impact the value of its investments and its performance. Servicer quality is of prime importance in the default performance of residential mortgage loans. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest may be interrupted even on more senior securities. Servicers may also advance more than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

Any credit ratings assigned to the Company’s assets will be subject to ongoing evaluations and revisions and the Company cannot assure investors that those ratings will not be downgraded.

Some of the Company’s assets are rated by nationally recognized statistical rating organizations. Any credit ratings on the Company’s assets are subject to ongoing evaluation by credit rating agencies, and the Company cannot assure investors that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of the Company’s assets in the future, the value of these assets could significantly decline, which would adversely affect the value of the Company’s portfolio and could result in losses, its disposition, or the failure of borrowers to satisfy their debt service obligations to the Company.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s assets and harm its operations.

The Company believes the risks associated with the Company’s business will be more severe during periods of economic slowdown or recession, especially if these periods are accomplished by declining real estate values. The Company’s non-Agency RMBS and residential mortgage loans will be particularly sensitive to these risks.

Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers may also be less able to pay principal and interest on the Company’s loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that the Company will incur losses on its loans in the event of default because the value of the Company’s collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both the Company’s net interest income from loans in its portfolio as well as the Manager’s ability to acquire, sell and securitize loans, which would significantly harm the Company’s revenues, results of operations, financial condition, business prospects and its ability to make distributions to its stockholders.

Prepayment rates may adversely affect the value of the Company’s portfolio of assets.

The value of the Company’s assets may be affected by prepayment rates on mortgage loans. If the Company purchases assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will have to amortize the related premium on an accelerated basis. Conversely, if the Company purchases assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because the Company will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond the Company’s control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate the Company from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed income securities from declining interest rates.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for the Company to analyze its portfolio of assets.

The Company’s success depends on its ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie the Company’s assets. Changes in interest rates and prepayments affect the market price of the assets that the Company intends to purchase and any asset that it holds at a given time. As part of the Company’s overall portfolio risk management, it analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on the Company’s portfolio of assets. In conducting the Company’s analysis, it depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, the Company’s ability to (i) assess the market value of its portfolio of assets, (ii) implement its hedging strategies and (iii) implement techniques to reduce its prepayment rate volatility would be significantly affected, which could materially adversely affect the Company’s financial position and results of operations.

The mortgage loans that the Company acquires, and the mortgage and other loans underlying the RMBS, respectively, that it acquires, are subject to delinquency, foreclosure and loss, which could result in losses to the Company.

Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, the Company intends to acquire non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

In the event of any default under a mortgage loan held directly by the Company, it will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on the Company’s cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on the Company’s anticipated return on the foreclosed mortgage loan.

The Company is subject to counterparty risk and may be unable to seek indemnity or require its counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause the Company to suffer losses.

When the Company purchases loans, its counterparty typically makes customary representations and warranties about such loans to the Company. The Company’s residential mortgage loan purchase agreements may entitle it to seek indemnity or demand repurchase or substitution of the loans in the event its counterparty breaches a representation or warranty given to the Company. However, there can be no assurance that the Company’s mortgage loan purchase agreements will contain appropriate representations and warranties, that the Company will be able to enforce its contractual right to repurchase or substitution, or that the Company counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The Company’s inability to obtain indemnity or require repurchase of a significant number of loans could harm its business, financial condition, liquidity, results of operations and the Company’s ability to make distributions to its stockholders.

The Company’s real estate assets are subject to risks particular to real property, which may reduce its return from an affected property or asset and reduce or eliminate the Company’s ability to make distributions to stockholders.

The Company owns assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce the Company’s return from an affected property or asset and reduce or eliminate the Company’s ability to make distributions to its stockholders.

Liability relating to environmental matters may impact the value of properties that the Company may acquire or the properties underlying its investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of the Company’s debt investments becomes liable for removal costs, the ability of the owner to make payments to the Company may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by the Company and its ability to make distributions to its stockholders.

In the course of the Company’s business, it may take title to real estate, and, if it does take title, the Company could be subject to environmental liabilities with respect to these properties. The presence of hazardous substances, if any, on the Company’s properties may adversely affect its ability to sell the affected properties and it may incur substantial remediation costs, thus harming the Company’s financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on the Company’s results of operations and financial condition and its ability to make distributions to its stockholders.

The lack of liquidity of the Company’s assets may adversely affect its business, including its ability to value and sell its assets.

The Company may acquire assets or other instruments that are not liquid, including securities and other instruments that are not publicly traded. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of the Company’s assets. It may be difficult or impossible to obtain third-party pricing on the assets the Company purchases. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. The illiquidity of the Company’s assets may make it difficult to sell such assets if the need or desire arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company may realize significantly less than the value at which it had previously recorded its assets. To the extent that the Company utilizes leverage to finance its purchase of assets that are or become liquid, the negative impact on the Company related to trying to sell assets in a short period of time for cash could be greatly exacerbated. As a result, the Company’s ability to vary its portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect the Company’s results of operations and financial condition

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect the Company’s business.

In September 2011, the U.S. Federal Reserve announced “Operation Twist,” which is a program through which it intends to purchase, by the end of June 2012, $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of U.S. Treasury securities with remaining maturities of three years or less. The effect of Operation Twist could be a flattening in the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of the Company’s net interest margin. See the risk factor titled “Prepayment rates may adversely affect the value of the Company’s portfolio of assets.” Consequently, Operation Twist and any other future securities purchase programs by the U.S. Federal Reserve could materially adversely affect the Company’s business.

The ongoing debt crisis in Europe could have an adverse effect on the Company’s business.

During the past several years, several large European banks have experienced financial difficulty and have been either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could materially adversely affect the Company’s financing and operations as well as those of the entire mortgage sector in general. As the European credit crisis continues, with the problems in countries such as Greece, Italy, Spain and Portugal, there is a growing risk to the financial condition and stability of major European banks. Some of these banks or their U.S. banking subsidiaries have provided repurchase agreement financing to the Company. Recently, many of the U.S. banking subsidiaries of these major European banks were placed on credit watch. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect the Company’s financing and operations as well as those of the entire mortgage sector in general.

Risks Related to the Company’s Common Stock

Common stock and preferred stock eligible for future sale may have adverse effects on the Company’s share price.

Subject to applicable law, the Company’s board of directors has the power, without further stockholder approval, to authorize the Company to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate. The Company cannot predict the effect, if any, of future sales of the Company’s common stock, or the availability of shares for future sales, on the market price of the Company’s common stock. The market price of the Company’s common stock may decline significantly when the restrictions on resale by certain of its stockholders lapse. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for the Company’s common stock.

If the Company’s portfolio of assets generates insufficient income and cash flow, it could be required to sell assets, borrow funds, make a portion of the Company’s distributions in the form of a taxable stock distribution or distribution of debt securities to fund the Company’s distributions.

The Company is generally required to distribute to its stockholders at least 90% of the Company’s taxable income each year for it to qualify as a REIT under the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), which requirement the Company currently satisfies through quarterly distributions of all or substantially all of its REIT taxable income in such year, subject to certain adjustments. The Company’s ability to make distributions may be adversely affected by a number of factors. Although the Company makes quarterly distributions to its stockholders, the Company’s board of directors has the sole discretion to determine the timing, form and amount of any distributions to its stockholders, and the amount of such distributions may be limited until the Company has a portfolio of income-generating assets. If the Company’s portfolio of assets generates insufficient income and cash flow, the Company could be required to sell assets, borrow funds or make a portion of its distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that the Company is required to sell assets in adverse market conditions or borrow funds at unfavorable rates, the Company’s results of operations could be materially and adversely affected. The Company’s board of directors will make determinations regarding distributions based upon various factors, including the Company’s earnings, its financial condition, its liquidity, its debt and preferred stock covenants, maintenance of its REIT qualification, applicable provisions of the Maryland General Corporation Law (“MGCL”) and other factors as the Company’s board of directors may deem relevant from time to time. The Company believes that a change in any one of the following factors could adversely affect the Company’s results of operations and impair its ability to make distributions to its stockholders:

•	the Company’s ability to make profitable investments;

•	margin calls or other expenses that reduce the Company’s cash flow;

•	defaults in the Company’s asset portfolio or decreases in the value of its portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that the Company will be able to make distributions to its stockholders at any time in the future or that the level of any distributions the Company does make to its stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the Company.

In addition, distributions that the Company makes to its stockholders will generally be taxable to the Company’s stockholders as ordinary income. However, a portion of the Company’s distributions may be designated by it as long-term capital gains to the extent that they are attributable to capital gain income recognized by the Company or may constitute a return of capital to the extent that they exceed its earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in shares of the Company’s common stock.

Future offerings of debt or equity securities, which may rank senior to the Company’s common stock, may adversely affect the market price of its common stock.

If the Company decides to issue debt securities in the future, which would rank senior to its common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting the Company’s operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock and may result in dilution to owners of its common stock. The Company and, indirectly, its stockholders, will bear the cost of issuing and servicing such securities. Because the Company’s decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing or nature of its future offerings. Thus, holders of the Company’s common stock will bear the risk of the Company’s future offerings reducing the market price of its common stock and diluting the value of their stock holdings in the Company.

Risks Related to the Company’s Organization and Structure

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire the Company or of impeding a change in control under circumstances that otherwise could provide the holders of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of the Company’s common stock. The Company is subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the Company’s then outstanding voting stock or an affiliate or associate of the Company’s who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the Company’s then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between the Company and an interested stockholder generally must be recommended by the Company’s board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of the Company’s voting stock; and (2) two-thirds of the votes entitled to be cast by holders of the Company’s voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if the Company’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, the Company’s board of directors has by resolution exempted business combinations (1) between the Company and any other person, provided that such business combination is first approved by the Company’s board of directors (including a majority of the Company’s directors who are not affiliates or associates of such person) and (2) between the Company and Apollo and its affiliates and associates and (3) persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with the Company that may not be in the best interests of the Company’s stockholders, without compliance by the Company with the supermajority vote requirements and other provisions of the statute. There can be no assurance that the Company’s board of directors will not amend or revoke this exemption in the future.

The “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, the Company’s officers and personnel who are also directors. The Company’s bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company’s stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) the Company does not yet have. The Company’s charter contains a provision whereby it has elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on its board of directors, as a result of which, vacancies on the Company’s board of directors may be filled only by the remaining directors, even if the remaining directors do not constitute a quorum. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change in control of the Company under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

The Company’s authorized but unissued shares of common and preferred stock may prevent a change in its control.

The Company’s charter permits its board of directors to authorize the Company to issue additional shares of its authorized but unissued common or preferred stock. In addition, the Company’s board of directors may, without stockholder approval, amend the Company’s charter to increase the aggregate number of its shares of stock or the number of shares of stock of any class or series that the Company has the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, the Company’s board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interest of its stockholders.

The Company’s rights and the rights of its stockholders to take action against its directors and officers are limited, which could limit your recourse in the event of actions not in the investors best interests.

The Company’s charter limits the liability of its present and former directors and officers to the Company and the Company’s stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, the Company’s present and former directors and officers do not have any liability to the Company and its stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

The Company’s charter authorizes the Company to indemnify its directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. The Company’s bylaws require it to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to the Company. The Company has entered into indemnification agreements with each of its directors and officers pursuant to which the Company may be obligated to pay or reimburse the defense costs incurred by the Company’s present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

The Company’s charter contains provisions that make removal of its directors difficult, which could make it difficult for stockholders to effect changes to the Company’s management.

The Company’s charter provides that, subject to the rights of any series of preferred stock, a director may be removed with or without cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change the Company’s management by removing and replacing directors and may prevent a change in control of the Company that is in the best interests of stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which the Company’s stockholders might receive a premium for their shares.

In order for the Company to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own the Company’s stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve the Company’s REIT qualification, among other purposes, the Company’s charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of the Company’s common stock. This ownership limit could have the effect of discouraging a takeover or other transaction in which holders of the Company’s common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. The Company’s board of directors has established exemptions from this ownership limit which permit Apollo and certain of its affiliates to collectively hold up to 25% of the Company’s common stock and certain private fund investors to collectively hold up to the greater of 1,540,500 shares of the Company’s common stock or 15% of the Company’s common stock.

Risks Related to the Company’s Taxation as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and the Company’s failure to qualify as a REIT or remain qualified as a REIT would subject it to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to the Company’s stockholders.

The Company is organized and operates, and intends to continue to be organized and to operate, in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company has not requested and does not intend to request a ruling from the Internal Revenue Service (the “IRS”) that it qualifies as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature and diversification of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions. Even a technical or inadvertent violation could jeopardize the Company’s REIT qualification. The Company’s ability to satisfy the asset tests depends upon its analysis of the characterization and fair market values of its assets, some of which are not susceptible to a precise determination, and for which the Company will not obtain independent appraisals. The Company’s compliance with the REIT income and quarterly asset requirements also depends upon the Company’s ability to successfully manage the composition of its income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT. In addition, the Company’s ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which the Company has no control or only limited influence, including in cases where the Company owns an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while the Company currently operates so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in its circumstances, no assurance can be given that the Company will so qualify for any particular year.

If the Company fails to qualify as a REIT in any taxable year, and the Company does not qualify for certain statutory relief provisions, it would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by the Company in determining its taxable income. In such a case, the Company might need to borrow money or sell assets in order to pay its taxes. The Company’s payment of income tax would decrease the amount of its income available for distribution to stockholders. Furthermore, if the Company fails to maintain its qualification as a REIT, the Company no longer would be required to distribute substantially all of its taxable income to stockholders. In addition, unless the Company were eligible for certain statutory relief provisions, it could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which it failed to qualify.

Complying with REIT requirements may force the Company to liquidate or forego otherwise attractive investments.

To qualify as a REIT, the Company must ensure that it meets the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of its assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of the Company’s investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of the Company’s assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of the Company’s total securities can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and suffering adverse tax consequences. As a result, the Company may be required to liquidate from its portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to the Company in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing the Company’s income and amounts available for distribution to its stockholders.

REIT distribution requirements could adversely the Company’s ability to execute its business plan and may require the Company to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, the Company must distribute to its stockholders, each calendar year, at least 90% of its REIT taxable income including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed income. In addition, the Company will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. The Company distributes its net income to its stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

In addition, the Company’s taxable income may substantially exceed its net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, the Company may be required to accrue interest and discount income on mortgage loans, RMBS, and other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets. The Company may also acquire distressed debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to the Company at a gain in a debt-for-debt exchange with the borrower, with gain recognized by the Company to the extent that the principal amount of the modified debt exceeds the Company’s cost of purchasing it prior to modification. The Company may be required under the terms of the indebtedness that it incurs, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that the Company will recognize income but will not have a corresponding amount of cash available for distribution to its stockholders.

As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, the Company may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of the Company’s shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder the Company’s ability to grow, which could adversely affect the value of its common stock.

Even if the Company qualifies as a REIT, it may face tax liabilities that reduce its cash flow.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, any TRSs the Company owns will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, the Company may hold some of its assets through TRSs. Any taxes paid by such TRSs would decrease the cash available for distribution to the Company’s stockholders.

The failure of mortgage loans or RMBS subject to a repurchase agreement to qualify as a real estate asset of the Company would adversely affect the Company’s ability to qualify as a REIT.

When the Company enters into repurchase agreements, it will nominally sell certain of its assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. The Company believes that it will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that the Company did not own the assets during the term of the repurchase agreement, in which case the Company could fail to qualify as a REIT.

The Company may be required to report taxable income for certain investments in excess of the economic income the Company ultimately realizes from them.

The Company may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless the Company elects to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If the Company collects less on the debt instrument than the Company’s purchase price plus the market discount the Company had previously reported as income, it may not be able to benefit from any offsetting loss deductions.

Similarly, some of the RMBS that the Company acquires may have been issued with original issue discount. The Company will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such RMBS will be made. If such RMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. Finally, in the event that any debt instruments or RMBS acquired by the Company are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, the Company may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, the Company may be required to accrue interest income with respect to subordinate mortgage-backed securities at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while the Company would in general ultimately have an offsetting loss deduction available to the Company when such interest was determined to be uncollectible, the utility of that deduction could depend on the Company’s having taxable income in that later year or thereafter.

The interest apportionment rules may affect the Company’s ability to comply with the REIT asset and gross income tests.

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedure 2011-16 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. The Company expects that all or most of the mortgage loans that it acquires will be secured only by real property and no other property value is taken into account in its underwriting process. Accordingly, it is not contemplated that the Company will invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that the Company’s mortgage loans were secured by property other than real estate, the interest apportionment rules applied for purposes of the Company’s REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to certain mortgage loans in the Company’s portfolio, then depending upon the value of the real property securing the Company’s mortgage loans and their face amount, and the sources of its gross income generally, the Company may fail to meet the 75% REIT gross income test. If the Company does not meet this test, it could potentially lose its REIT qualification or be required to pay a penalty to the IRS.

In addition, the Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit (a “REMIC”) is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in the Company’s gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which the Company holds an interest consist of real estate assets (determined as if the Company held such assets), the Company will be treated as holding its proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receiving directly its proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the recently expanded HARP program, the IRS recently issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings. If the Company were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow the Company to treat 80% of its interest in such a REMIC as a qualifying asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect the Company’s ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect the Company’s ability to qualify as a REIT.

The “taxable mortgage pool” rules may increase the taxes that the Company or its stockholders may incur, and may limit the manner in which the Company effects future securitizations.

Securitizations by the Company or its subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, the Company could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from the Company that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (“RIC”), common trust fund or other pass-through entity, the Company’s allocable share of its excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that the Company’s common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, the Company may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on the Company, all of its stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of the Company or a portion of its assets as a taxable mortgage pool. A RIC, or other pass-through entity owning the Company’s common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, the Company could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if the Company were to fail to qualify as a REIT, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent the Company from using certain techniques to maximize its returns from securitization transactions.

Although the Company’s use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain the Company’s qualification as a REIT, the Company’s ownership of and relationship with its TRSs is limited and a failure to comply with the limits would jeopardize the Company’s REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. TRSs that the Company may form will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to the Company but will not be required to be distributed to the Company, unless necessary to maintain the Company’s REIT qualification. While the Company will be monitoring the aggregate value of the securities of the Company’s TRSs and intends to conduct its affairs so that such securities will represent less than 25% of the value of the Company’s total assets, there can be no assurance that the Company will be able to comply with the TRS limitation in all market conditions.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of the Company’s shares.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2012). Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s shares.

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of the Company’s hedging activities because the Company’s TRS would be subject to tax on gains or the limits on its use of hedging techniques could expose the Company to greater risks associated with changes in interest rates than the Company would otherwise want to bear. In addition, losses in the Company’s TRS will generally not provide any tax benefit to the Company, although such losses may be carried forward to offset future taxable income of the TRS.

The tax on prohibited transactions will limit the Company’s ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. The Company might be subject to this tax if it was to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of loans, other than through a TRS, and the Company may be required to limit the structures it uses for its securitization transactions, even though such sales or structures might otherwise be beneficial for the Company.

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of its common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. The Company and its stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Liquidation of the Company’s assets may jeopardize its REIT qualification.

To qualify as a REIT, the Company must comply with requirements regarding its assets and its sources of income. If the Company is compelled to liquidate its assets to repay obligations to its lenders, the Company may be unable to comply with these requirements, thereby jeopardizing its qualification as a REIT, or it may be subject to a 100% tax on any resultant gain if the Company sells assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

The Company’s qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that the Company acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, the Company may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, the Company may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect the Company’s REIT qualification and result in significant corporate-level tax.

The Company’s ability to invest in “to-be-announced” forward contracts could be limited by its REIT qualification, and the Company could fail to qualify as a REIT as a result of these investments.

The Company may purchase forward-settling Agency RMBS through “to-be-announced” forward contracts (“TBAs”). Pursuant to these TBAs, the Company will agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income or gains or loss. The law is unclear regarding whether TBAs are qualifying assets for the 75% REIT asset test.

Accordingly, the Company’s ability to purchase Agency RMBS through TBAs or to dispose of TBAs, through these transactions or otherwise, could be limited. The Company does not expect TBAs to comprise a significant portion of its assets and, therefore, does not expect TBAs to adversely affect the Company’s ability to meet the REIT assets tests. No assurance can be given that the IRS would treat TBAs as qualifying assets. In the event that such assets are determined to be non-qualifying, the Company could be subject to a penalty tax or it could fail to qualify as a REIT if the value of the Company’s TBAs, together with its non-qualifying assets for the 75% asset test, exceeded 25% of the Company’s total assets at the end of any calendar quarter or any income from the disposition of TBAs exceeded 25% of its gross income for any taxable year.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company uses the offices of the Manager located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

Item 3.	Legal Proceedings.

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2011, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All amounts in thousands except per share data.

Market Information

The Company’s common stock is listed on the New York Stock Exchange, under the symbol “AMTG.” On March 5, 2012, the last sales price for the Company’s common stock on the New York Stock Exchange was $18.01 per share. The following table sets forth the high and low sales prices per share of the common stock during each calendar quarter for the 2011:

	High	Low
Fourth quarter	$16.63	$14.02
Third quarter	$19.10	$15.61

Holders

As of March 5, 2012, the Company had 10 registered holders of its common stock. The 10 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent, based on the results of a broker search.

Dividends

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2011 and, as such, anticipates distributing annually at least 90% of its REIT taxable income. Although the Company may borrow funds to make distributions, once the Company’s available capital is fully deployed, cash for such distributions is expected to be largely generated from the Company’s results of operations. Dividends are declared and paid at the discretion of the Company’s board of directors and depend on cash available for distribution, financial condition, the Company’s ability to maintain its qualification as a REIT, and such other factors that the Company’s board of directors may deem relevant. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect the Company’s ability to pay dividends.

During 2011, the Company declared the following quarterly dividend:

Declaration Date	Record Date	Payment Date	Amount per Share
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on the Company’s common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index (the “SNL Finance REIT”), a peer group index from July 22, 2011 (commencement of trading on the New York Stock Exchange) to December 31, 2011. The graph assumes that $100 was invested on July 22, 2011 in the Company’s common stock, the S&P 500 Index, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s shares will continue in line with the same or similar trends depicted in the graph below.

	Period Ended
Index	7/21/11	7/31/2011	8/31/2011	9/30/2011	10/31/2011	11/30/2011	12/31/2011
Apollo Residential Mortgage, Inc.	100.00	90.10	88.75	82.00	81.55	73.75	77.79
Russell 2000	100.00	94.76	86.52	76.82	88.45	88.12	88.70
SNL Finance REIT (1)	100.00	94.07	96.23	90.68	94.20	92.03	94.11
S&P 500	100.00	96.18	90.96	84.56	93.81	93.60	94.56

(1)

As of December 31, 2011, the SNL Finance REIT comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Investment Corp, American Church Mortgage, Annaly Capital Management, Anworth Mortgage Asset Corp., Apollo Commercial Real Estate Finance, Inc., Apollo Residential Mortgage, Inc., Arbor Realty Trust Inc., ARMOUR Residential REIT Inc., Bimini Capital Management, Inc, BRT Realty Trust, Capital Trust Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CreXus Investment Corp., CYS Investments, Dynex Capital Inc., Eastern Light Capital, Inc, Gramercy Capital Corp., Hatteras Financial Corp.,

Invesco Mortgage Capital Inc., iStar Financial Inc., JER Investors Trust Inc., MFA Financial, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Origen Financial Inc., PennyMac Mortgage Investment, PMC Commercial Trust, RAIT Financial Trust, Realty Finance Corporation, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust, Inc.and Two Harbors Investment Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2011, the Company adopted the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (“2011 Plan”). The 2011 Plan provides for grants of restricted common stock, restricted stock units (“RSUs”) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). At December 31, 2011, 0.5%, or a total of 51,250 restricted shares and RSUs, had been granted and 4.5%, or 463,813 shares, remained available for future issuance under the 2011 Plan. (For further discussion of the 2011 Plan, see Note 8 to the consolidated financial statements included under Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	—	$—	463,813

Equity compensation plans not approved by stockholders	—	—	—

Total	—	$—	463,813

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 21, 2011, the SEC declared effective the IPO registration statement (File No. 333-172980), pursuant to which the Company registered 10,000,000 shares of its common stock. On July 27, 2011, the Company consummated the IPO and sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for an aggregate offering price of $200,000. The Company received net proceeds from the IPO of approximately $198,061, after deducting offering expenses of approximately $1,939. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager.

On July 27, 2011, concurrently with the consummation of the IPO, the Company completed a concurrent private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo, including personnel of the Manager, at a price of $20.00 per share for aggregate proceeds of $5,000. The Company did not pay any underwriting discounts or commissions in connection with this concurrent private placement. In conducting this concurrent private placement, the Company relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act.

The Company initially invested the net proceeds of the IPO and the concurrent private placement in a bank deposit account earning daily interest. As of December 31, 2011, the Company invested substantially all of the net proceeds from the IPO and the concurrent private placement. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Investment Activity,” in this annual report on Form 10-K.

Information relating to compensation plans under which the Company’s equity securities are authorized for issuance is set forth under Part III, Item 12 of this annual report on Form 10-K and such information is incorporated by reference herein.

Recent Purchases of Equity Securities

The Company did not repurchase any of its equity securities from October 1, 2011 to December 31, 2011.

Item 6.	Selected Financial Data.

The selected financial data set forth below at December 31, 2011, for the period from July 27, 2011 (commencement of operations) to December 31, 2011 has been derived from the Company’s audited consolidated financial statements. The information presented below is not necessarily indicative of the trends in the Company’s performance or its results for a full fiscal year.

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”

For the Period from July 27, 2011 (commencement of operations) to December 31, 2011
(in thousands, except per share data)
Operating Data:
Interest income	$10,733
Interest expense	(1,138)
Net interest income	9,595
Operating expense	(4,616)
Interest on cash balances	2
Net realized gain	885
Unrealized gain on mortgage-backed securities	2,482
Loss on derivative instruments	(3,876)
Net income	$4,472

Net income per share—basic and diluted	$0.43

Dividends declared per common share	$0.30

Balance Sheet Data (at period end):
Total assets	$1,416,927
Total liabilities	$1,212,341
Total stockholders’ equity	$204,586

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K. All amounts are in thousands except share and per share data.

Overview

The Company is a real estate finance company that invests in residential mortgage assets in the United States. The Company currently invests in Agency RMBS, whose underlying collateral includes fixed rate mortgages, ARMs and Agency Derivatives. The Company also invests in non-Agency RMBS, and over time will consider investing in residential mortgage loans and other residential mortgage assets. The Company refers collectively to the assets it targets for acquisition as its target assets.

On July 27, 2011, the Company successfully completed the IPO, pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the concurrent private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds after the payment of offering costs of approximately $1,939 were $203,061.

The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company’s initial focus is on acquiring and managing a portfolio consisting primarily of Agency RMBS and to a lesser extent non-Agency RMBS. The Company believes that its initial focus of investing Agency RMBS has enabled the Company to take advantage of favorable market conditions that currently exist for this asset class. The Company also invests in non-Agency RMBS, and anticipates that over time the Company may invest in single family residential mortgage loans that the Company expects to source through bulk acquisitions of pools of whole loans originated by third parties.

At December 31, 2011, the Company held a diversified portfolio comprised of approximately $1,128,126 Agency RMBS and $112,346 non-Agency RMBS. The Company uses leverage as part of its business strategy in order to increase potential returns to stockholders. Through December 31, 2011, the Company had entered into master repurchase agreements with 17 counterparties representing over $3,600,000 of potential funding capacity, and is in discussions with other financial institutions for additional repurchase agreement capacity.

The Company used these borrowings to finance its asset purchases. As of December 31, 2011, the Company had outstanding $1,079,995 of borrowings under its repurchase agreements collateralized by $1,052,141 Agency RMBS and $110,575 non-Agency RMBS. The Company has entered into interest rate swap agreements to effectively fix the floating interest rate of $345,000 of borrowings under its repurchase agreements at December 31, 2011. The Company, organized as a Maryland corporation, is structured as a holding company and conducts its businesses primarily through ARM Operating, LLC and its other operating subsidiaries. The Company intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company also intends to operate its business in a manner that will permit the Company not to register as an investment company under the 1940 Act.

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the period from July 27, 2011 (commencement of operations) to December 31, 2011.

Investments

The following table sets forth certain information regarding the Company’s investments at December 31, 2011:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1) (2)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (3)	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgage
<=4.5%	$536,972	$31,979	$568,951	$3,565	$572,515	4.3	2.9
5% - 6%	184,633	14,608	199,241	2,394	201,636	5.1	2.8
>6.5%	—	—	—	—	—	0.0	0.0

Total 30 yr	721,605	46,587	768,192	5,959	774,151	4.5	2.9

15-Year Mortgages
<=4%	107,878	5,055	112,933	953	113,886	3.5	2.4
>=4.5%	—	—	—	—	—	0.0	0.0

Total 15 yr	107,878	5,055	112,933	953	113,886	3.5	2.4

ARM	214,438	10,127	224,565	(143)	224,422	2.8	1.5
Agency Derivatives	125,099	(108,901)	16,198	(531)	15,667	4.4	13.2

Total Agency	1,169,020	(47,132)	1,121,888	6,238	1,128,126	4.1	2.7

Non Agency RMBS	198,257	(84,275)	113,982	(1,636)	112,346	1.0	13.0

Total	$1,367,277	$(131,407)	$1,235,870	$4,602	$1,240,472	3.6	3.7

(1)	Includes unsettled purchases with an aggregate cost of $121,019 and estimated fair value of $121,294 at December 31, 2011.
(2)	Amortized cost includes unrealized losses of $2,120 that have been reclassified pursuant to GAAP
(3)	Net weighted average coupon is presented net of servicing and other fees.
(3)	Weighted average yield incorporates future prepayment and loss assumptions.

Investment Activity

Mortgage-backed securities. During the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company acquired Agency RMBS with a principal balance of $1,169,020 and an amortized cost of $1,121,888. During the same period, the Company acquired non-Agency RMBS with principal balance of $198,257 and an amortized cost of $113,982. The market value of the Company’s Agency RMBS and non-Agency RMBS at December 31, 2011 were $1,128,126 and $112,346, respectively. The average unlevered yield on these purchases as of December 31, 2011 was 2.7% and 13.0%, respectively.

Financing and Other Liabilities. The Company has entered into repurchase agreements to finance the majority of its Agency RMBS and non-Agency RMBS. These agreements are secured by a portion of its Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. As of December 31, 2011, the Company has entered into master repurchase agreements with 17 counterparties representing over $3,600,000 of potential funding capacity, and is in discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. At December 31, 2011, the Company had outstanding repurchase agreement borrowings with 12 counterparties totaling $1,079,995.

The Company records the liability for RMBS purchased for which settlement has not taken place as an investment related payable. As of December 31, 2011, the Company had investment related payables of $121,144 of which no items were outstanding greater than 30 days.

The following table summarizes the Company’s cost of funds as of December 31, 2011:

Collateral	Current Balance	Cost of Funds	Hedged Cost of Funds
Agency RMBS	$1,002,626	0.4%	0.7%
Non-Agency RMBS	77,369	1.8%	1.8%

Total	$1,079,995	0.5%	0.8%

Hedging Instruments. As of December 31, 2011, the Company had entered into interest rate swap agreements designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These swap agreements provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on $345,000 of borrowings under the Company’s repurchase agreements as of December 31, 2011.

The following table summarizes the Company’s hedging activity as of December 31, 2011:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
1 year or less	$—	—%	—
Greater than 1 year and less than 3 years	25,000	0.6	2.7
Greater than 3 years and less than 5 years	310,000	1.4	4.8
Greater than 5 years	10,000	2.4	9.9

Total	$345,000	1.3%	4.8

Net Interest Income

The Company earned interest income of approximately $10,733 from July 27, 2011 (commencement of operations) through December 31, 2011, representing interest earned on the Company’s assets. The Company incurred interest expense of approximately $1,138 from July 27, 2011 (commencement of operations) through December 31, 2011, related to borrowings from repurchase agreements. As the Company was not fully invested in its target assets until the end of October 2011, net interest income from mortgage-backed securities for the period from July 27, 2011 (commencement of operations) through December 31, 2011 should not be viewed as being indicative of future periods. The following table sets forth certain information regarding the Company’s net investment income for the period from July 27, 2011 (commencement of operations) through December 31, 2011:

	For the period from July 27, 2011 (commencement of operations) through December 31, 2011
	Agency	Non-Agency	Total
Average mortgage-backed securities held (1)	$539,029	$69,793	$608,822
Total interest income	$6,394	$4,339	$10,733
Yield on average mortgage-backed securities	2.7%	14.3%	4.0%
Average balance of repurchase agreements	$462,148	$47,647	$509,795
Total interest expense	$767	$371	$1,138
Average cost of funds (2)(3)	0.4%	1.8%	0.5%
Net interest income	$5,627	$3,968	$9,595
Net interest rate spread	2.3%	12.5%	3.5%
Total interest expense including realized cost of derivatives	$1,482	$371	$1,853
Average cost of funds including realized derivative costs	0.7%	1.8%	0.8%
Net interest income including realized derivative costs	$4,912	$3,968	$8,880
Net interest rate spread including realized derivative costs	2.0%	12.5%	3.2%

(1)	Excludes change in realized and unrealized gains (losses).

(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)

Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the consolidated statement of operations.

Interest income is subject to interest rate risk. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on the Company’s operating results.

Expenses

General and Administrative Expenses. The Company incurred general and administrative expenses of approximately $3,283 for the period from July 27, 2011 (commencement of operations) to December 31, 2011, which represents formation costs, other professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense. The Company incurred management fee expense of approximately $1,333 for the period from July 27, 2011 (commencement of operations) to December 31, 2011, of which $784 is payable to the Manager under the Management Agreement at December 31, 2011. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

Offering Expense. In connection with the Company’s IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the concurrent private placement. Net proceeds after the payment of offering costs of approximately $1,939 were $203,061.

The management fees, expense reimbursements, formation costs and the relationship between the Manager and the Company are discussed further in Note 7, “Related Party Transactions,” to the consolidated financial statements contained in this annual report on Form 10-K.

Realized and Unrealized Gain (Loss)

During the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company sold certain of its mortgage-backed securities and recognized net gain of $885.

In order to mitigate interest rate risk resulting from the Company’s repurchase agreements, the Company entered into interest rate swaps with an aggregate notional amount of $345,000. The interest rate swaps are intended to hedge a portion of the Company’s floating-rate borrowings through the expected maturity of the RMBS.

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

The following amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments are included in the Company’s consolidated statement of operations for the period from July 27, 2011 (commencement of operations) through December 31, 2011:

For the period from July 27, 2011 (commencement of operations) through December 31, 2011
Realized gain on mortgage-backed securities	$885
Unrealized gain on mortgage-backed securities	2,482
Realized loss on derivative instruments	(630)
Unrealized loss on derivative instruments	(3,246)

Total	$(509)

Dividends

During 2011, the Company declared the following dividend:

Declaration Date	Record Date	Payment Date	Amount per Share
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

For the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company recorded dividends totaling $3,090 and net income for the same period of $4,472. The difference between the dividend declared and net income is primarily related to non-cash items in income related to premium amortization, non-cash stock-based compensation, amortization of deferred financing fees and unrealized gains (losses) included in earnings.

Subsequent Events

Dividends. On March 6, 2012, the Company’s board of directors declared a dividend of $0.75 per share of common stock which is payable on April 30, 2012 to common stockholders of record on March 31, 2012.

Factors Impacting Operating Results

The Company expects that its results of operations will be affected by a number of factors and will primarily depend on, among other things, the level of the interest income from its target assets, the market value of its assets and the supply of, and demand for Agency RMBS and non-Agency RMBS, residential mortgage loans and other real estate-related debt investments in which the Company invests, and the financing and other costs associated with its business. Interest income and borrowing costs are expected to vary as a result of changes in interest rates, each of which could impact the net interest the Company receives on RMBS assets. The Company’s operating results may also be impacted by conditions in the financial markets, credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose residential mortgage loans are included in the Company’s RMBS.

Changes in market interest rates. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of the Company’s RMBS portfolio to decline; (iii) coupons on variable rate residential mortgage loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on RMBS to slow, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of the Company’s RMBS portfolio to increase; (iii) coupons on variable rate RMBS to reset, although on a delayed basis, to lower interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on RMBS to increase, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

Changes in Fair Value of Assets. The Company elected the fair value option to account for the Company’s Agency and non-Agency RMBS, portions of which are pledged under repurchase agreements. The fair value option allows the Company to measure these securities at fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

Credit risk. The Company is subject to varying degrees of credit risk in connection with our assets. Although the Company does not expect to encounter credit risk in our Agency RMBS, it does expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets the Company may acquire. As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost, and timing. The Manager supplements this analysis by accessing Apollo’s extensive knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur which could adversely impact operating results.

Size of portfolio. The size of the Company’s portfolio of assets, as measured by the aggregate principal balance of RMBS and the other assets owned is also a key revenue driver. Generally, as the size of the Company’s portfolio grows, the amount of interest income received increases. A larger portfolio, however, may result in increased expenses as the Company may incur additional interest expense to finance the purchase of assets.

Market conditions. Beginning in the summer of 2007, adverse changes in the financial markets have resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets. As a result of these conditions, many traditional mortgage investors have suffered significant losses in their residential mortgage portfolios and a number of major market participants have been impaired or failed, resulting in a contraction in liquidity for mortgage loans and mortgage-related assets. In addition, many traditional market participants are focused on managing their legacy portfolios of distressed real estate assets and have been subject to writedowns and losses on their assets, which the Company believes has created an opportunity for new entrants to the residential mortgage market. The Company believes that the recent market disruptions in the U.S. housing industry, residential mortgage sector and overall credit markets have created an exceptional opportunity for the Company to implement its business plan as a new company.

The timing of the Company’s IPO coincided, almost exactly, with a renewed period of extreme volatility in the capital markets in general, and the mortgage market in particular, initially related to fears surrounding the inability of the Federal Government to expand its debt ceiling. These fears together with concerns over European banks’ sovereign debt exposure, a potential recession in Europe, a double dip recession in the U.S. and the resultant downgrade of US government debt triggered a flight to quality which dramatically flattened the spread between two-year and ten-year Treasury yields as well as increased volatility around interest rates, RMBS prices and spreads to their benchmarks.

This volatility was fed during the third quarter of 2011 by two announcements from the U.S. Federal Reserve Board; one of which pegged the Federal Funds Rate at “exceptionally low levels through mid-2013.” The other launched “Operation Twist,” whereby the U.S. Federal Reserve announced its intention to flatten the yield curve, as well as move its reinvestment of mortgage paydowns from Treasuries to Agency RMBS.

Moreover, the Federal Housing Finance Authority (“FHFA”) in early September released a statement on its Home Affordable Refinance Program (“HARP”) announcing that the FHFA was looking at ways to expand the program which further impacted mortgage spread relationships.

In the fourth quarter, ongoing uncertainty in Europe as well as continued concern about the weakness of the U.S. economy continued to feed the “risk off/ risk on” mentality driven by what was in the headlines on any given day. While the two-year note was anchored generally between 20 and 30 basis points based on earlier U.S. Federal Reserve announcements regarding their long term accommodative policy, the ten-year note exhibited a fair amount of price volatility based on market sentiment with its yield grinding up to a high for the third quarter of 2011 in late October, 2011 of almost 2.40%. At this point the European problems were thought to be contained and the markets were generally adding risk and selling U.S. Treasury Securities. Further, the announcement by the FHFA on October 24, 2011 finalizing its earlier announcement regarding the HARP extension and expansion caused significant price weakness in higher coupon Agency RMBS. Moreover as the European problems proved to not be so easily resolved and the “risk off” mentality took hold in the market, a marked tightening in mortgage spreads occurred late in the fourth quarter of 2011 and the ten year note closed the year below 2%.

Non-Agency RMBS prices were subject to the same type of price action over the course of the third and fourth quarters of 2011 with a similar but short lived rally at the end of October being driven by European optimism. Non-Agency RMBS prices then cheapened during the fourth quarter of 2011 due mostly to concerns over housing values and servicing issues affecting deal performance. This was compounded by weak technicals driven by concerns of increased supply entering the market from European banks and as well as Wall Street firms looking to reduce their balance sheet exposure to non-Agency RMBS at year end.

The recent market disruptions described above have driven the Company to invest its IPO proceeds very selectively in both Agency and non-Agency RMBS.

Critical accounting policies and use of estimates

Basis of Presentation

The Company’s financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The most critical accounting policies involve decisions and assessments that affect the Company’s reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which these financial statements are based are reasonable based upon information currently available to the Company. The accounting policies and estimates that the Company considers to be most critical to an investor’s understanding of its financial results and condition and require complex management judgment are discussed below.

The Company currently operates as one reportable business segment.

Classification of mortgage-backed securities and valuations of financial instruments

Mortgage-backed securities—Fair value election

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

The Company’s investments are recorded on the trade date. As of December 31, 2011, the Company had investment related receivables of $116,678 and investment related payables of $121,144 that related to transactions which occurred with a trade date before, but then settled after, December 31, 2011.

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

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, the Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates. Because broker quotes are only indicative of fair value, management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

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

Interest income recognition

Interest income on mortgage-backed securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Fair value adjustments are recorded in earnings immediately, if the Company does not elect hedge accounting for a derivative instrument.

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to interest rate swaps in earnings. The Company also elected to record the change in estimated fair value related to its RMBS portfolio in earnings by electing the fair value option.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Mortgage-backed securities financed through a repurchase agreement will remain on the Company’s consolidated balance sheet as an asset and cash received from the lender will be recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Income taxes

The Company intends to elect to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT which distributes at least 90% of its net taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

The Company may in the future elect to treat newly formed subsidiaries as TRSs. TRSs may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

Offering costs

Offering costs incurred by the Company in connection with the IPO are reflected as a reduction of additional paid-in-capital.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. The ASU requires enhanced disclosures about purchases, sales, issuances, and settlements on a gross basis relating to Level III measurements. The disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statement disclosures.

In April 2011, the FASB issued guidance simplifying the accounting for financial assets transferred under repurchase agreements and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued guidance that does not modify the requirements for when fair value measurements apply; rather, it clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not believe that the adoption of the amended guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements but will impact the disclosure.

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and other general business needs. The Company uses significant cash to purchase its target assets, repay principal and interest on its borrowings, make distributions to its stockholders and fund its operations.

Under the Company’s repurchase agreements, lenders retain the right to mark the collateral pledged to estimated fair value. A reduction in the value of the collateral pledged will require the Company to provide additional collateral or fund cash margin calls. As part of the Company’s risk management process, the Manager closely monitors the Company’s liquidity position and subjects the Company’s balance sheet to scenario testing designed to assess the Company’s liquidity in the face of different economic and market developments. The Company believes it has sufficient current liquidity and access to additional liquidity to meet financial obligations for at least the next 12 months.

The Company’s primary historical sources of liquidity are as follows:

Cash Generated From Offerings

On July 27, 2011, the Company successfully completed the IPO, pursuant to which the Company sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share, for gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the concurrent private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the concurrent private placement. Net proceeds after the payment of offering costs of approximately $1,939 were $203,061.

Borrowing Under Various Financing Arrangements

As of December 31, 2011, the Company has entered into master repurchase agreements with 17 counterparties representing over $3,600,000 of potential funding capacity, and is in discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. The repurchase agreements have been entered into with 12 counterparties, with J.P. Morgan Securities LLC being the largest lender at approximately $303,433. The following table summarizes the Company’s total borrowings by type of collateral pledged as of December 31, 2011:

	December 31, 2011
Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Hedged Cost of Funds
Agency RMBS	$1,002,626	$1,055,631	0.4%	0.7%
Non-Agency RMBS	77,369	112,650	1.8	1.8

Total	$1,079,995	$1,168,281	0.5%	0.8%

(1)	Includes $3,490 and $2,075 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.

As of December 31, 2011, across the Company’s repurchase facilities for Agency RMBS, the amount which the collateral value must exceed the loan amount, known as the haircut, ranges from a low of 3.0% to a high of 5.5%, and for non-Agency RMBS ranges from a low of 15% to a high of 50%. Declines in the value of the Company’s mortgage-backed securities portfolio can trigger margin calls by the Company’s lenders under its repurchase agreements. An event of default or termination event would give some of the Company’s counterparties the option to terminate all repurchase transactions existing with the Company and require any amount due by the Company to the counterparties to be payable immediately.

Under the repurchase agreements, the respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is not aware of any non-compliance with these covenants at December 31, 2011. RMBS held by counterparties as security for repurchase agreements totaled $1,162,716 and RMBS held as a component of clearing margin totaled $4,771 at December 31, 2011. Cash collateral held by counterparties at December 31, 2011 was $10,402.

The Company had approximately $121,144 of unsettled securities as of December 31, 2011 which would have increased its total outstanding borrowing balance at December 31, 2011 if the purchases had been settled with repurchase agreements.

Cash Generated from Operations

The Company invests in mortgage-backed securities with the intention of holding them in its portfolio until they are mature, subject to the following qualifications. In order to maximize returns, diversify its portfolio (including acquiring target assets beyond its initial RMBS) and manage portfolio risk while remaining opportunistic, the Company may dispose of an asset earlier than anticipated or hold an asset longer than anticipated if the Company determines it to be appropriate depending upon prevailing market conditions, credit performance, availability of leverage or factors regarding a particular asset or its capital position. The Company may also, if available, securitize or term finance the senior portion of its assets, which the Company expects to be equivalent to AAA-rated assets, while retaining the subordinate securities in its portfolio.

The Company’s operating activities provided net cash of approximately $3,643 for the period from July 27, 2011 (commencement of operations) through December 31, 2011. The cash provided by operating activities is primarily a result of the Company’s operating income during its initial period of operations.

The Company’s investing activities used net cash of $1,186,755 for the period from July 27, 2011 (commencement of operations) through December 31, 2011. During the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company utilized cash to purchase $1,327,521 in mortgage-backed securities which was offset by proceeds from asset sales of $114,432 and principal payments of $26,334.

Other Potential Sources of Financing

The Company held cash of approximately $44,407 at December 31, 2011. The Company’s primary sources of cash currently consist of net proceeds from the IPO and the concurrent private placement, repurchase facility borrowings and investment income. The Company maintains policies relating to its borrowings and use of leverage. See “—Financing Strategy” and “—Risk Management.” In the future, the Company expects its primary sources of liquidity to consist of payments of principal and interest the Company receives on its portfolio of assets, unused borrowing capacity under its financing sources and future issuances of equity and debt securities.

To maintain its qualification as a REIT under the Internal Revenue Code, the Company must distribute annually at least 90% of its taxable income. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations. The Company believes that as the credit markets return to normal conditions, the Company’s significant capital resources and access to financing will provide the Company with financial flexibility at levels sufficient to meet current and anticipated capital requirements, including funding new lending and investment opportunities, paying distributions to the stockholders of the Company and servicing the Company’s debt obligations.

Investment Guidelines

The Company’s board of directors has adopted the following investment guidelines:

•	no investment will be made that would cause the Company to fail to qualify as a REIT for U.S. federal income tax purposes;

•	no investment will be made that would cause the Company to register as an investment company under the 1940 Act;

•	investments will be predominantly in the Company’s target assets;

•	no investments will be made in non-U.S. assets; and

•

until appropriate investments can be identified, the Manager may invest the proceeds of any offering in interest bearing, short-term investments, including money market accounts and/or funds, that are consistent with the Company’s intention to qualify as a REIT.

The board of directors must approve any change in these investment guidelines.

Contractual Obligations and Commitments

The Company’s contractual obligations including expected interest payments as of December 31, 2011 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements	$1,080,719	$—	$—	$—	$1,080,719

Total	$1,080,719	$—	$—	$—	$1,080,719

The table above does not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

In July 2011, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and the reimbursement of certain expenses.

Pursuant to the Management Agreement, the Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity of the Company (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are the officers of the Company, will receive no cash compensation directly from the Company. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the affairs of the Company and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the affairs of the Company based on the percentage of time devoted by such personnel to the affairs of the Company. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

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

Off-Balance Sheet Arrangements

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes.

Further, the Company has not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

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

Non-GAAP Financial Measures

Operating Earnings

The Company’s Operating Earnings was $4,494 for the period from July 27, 2011 (commencement of operations) through December 31, 2011. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as GAAP net income as adjusted, excluding (i) non-cash equity compensation expense; (ii) any unrealized gains, losses or other non-cash items; (iii) any realized gain or loss on sale of mortgage-backed securities; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Company and the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to reflect the net swap interest income (expense). Operating Earnings allows the Company to isolate the interest income (expense) associated with the Company’s swaps in order to monitor and project the Company’s borrowing costs and interest rate spread. In addition, the Company utilizes Operating Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedging ratios, as well as the overall structure of the portfolio. The Company believes that the presentation of Operating Earnings is useful to investors because Operating Earnings isolates the net swap interest income (expense) which provides investors with an additional metric to identify trends in the Company’s portfolio as they relate to the interest rate environment. The Company also believes that its investors use Operating Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.

The primary limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes the effects of net realized gain (loss) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income (loss) as a measure of its financial performance or any measure of its liquidity under GAAP.

The table below summarizes the reconciliation from net income (loss) to Operating Earnings:

For the period from July 27, 2011 (commencement of operations) through December 31, 2011
Net income—GAAP	$4,472
Adjustments
Non-cash stock-based compensation expense	143
Unrealized gain on mortgage-backed securities	(2,482)
Unrealized loss on derivatives	3,246
Realized gain on sale of mortgage-backed securities	(885)

Total adjustments	22

Operating Earnings	$4,494

Basic and diluted Operating Earnings per share of common stock	$0.44

Basic and diluted weighted average common shares outstanding	10,301,250

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from its assets through ownership of the capital stock of the Company. While the Company does not seek to avoid risk completely, the Company believes the risk can be quantified from historical experience and seeks to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks the Company undertakes.

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its assets. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets the Company may acquire. Investment decisions will be made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If the Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement the Company’s existing asset portfolio, the investment will undergo a more thorough analysis. To the extent the Company invests in residential mortgage loans, the Company may retain the risk of potential credit losses on the mortgage loans that the Company holds in its portfolio. With respect to any residential mortgage loans in which the Company may invest, the Company expects to seek to obtain representations and warranties from each seller stating that each loan was underwritten to its requirements or, in the event underwriting exceptions were made, the Company is informed of the exceptions so that the Company may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that the Company purchases may be obligated to repurchase the loan from the Company. In the event the Company invests in residential mortgage loans, the Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

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

Interest Rate Cap Risk

The Company’s adjustable-rate RMBS are subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent the Company acquires adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on such assets than the Company would need to pay the interest cost on the Company’s related borrowings. To mitigate interest rate mismatches, the Company may utilize the hedging strategies discussed above under “—Interest Rate Risk.”

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

Market Risk

Market value risk. The Company’s RMBS are reflected at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments and net interest income, at December 31, 2011, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilized assumptions, models and estimates of the Manager based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	11.0%	(13.8)%
+0.50%	8.6%	(6.3)%
-0.50%	(2.3)%	1.3%
-1.00%	(12.8)%	(0.1)%

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

Funding Risk

The Company has financed its RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of its potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.

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

Item 8.	Financial Statements and Supplementary Data.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Residential Mortgage, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Apollo Residential Mortgage, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from July 27, 2011 (commencement of operations) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the period from July 27, 2011 (commencement of operations) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 8, 2012

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheet

(in thousands—except share and per share data)

December 31, 2011
Assets:
Cash	$44,407
Restricted cash	10,402
Mortgage-backed securities, at fair value	1,240,472
Investment related receivable	116,678
Interest receivable	3,908
Deferred financing costs, net	455
Derivative asset	235
Other assets	370

Total Assets	$1,416,927

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$1,079,995
Investment related payable	121,144
Accrued interest payable	1,123
Derivative liability	3,481
Accounts payable and accrued expenses	1,534
Payable to related party	1,974
Dividends payable	3,090

Total Liabilities	1,212,341

Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,271,562 shares issued and outstanding	103
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—
Additional paid-in-capital	203,101
Retained earnings	1,382

Total Stockholders’ Equity	204,586

Total Liabilities and Stockholders’ Equity	$1,416,927

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands—except share and per share data)

For the period from July 27, 2011 (commencement of operations) through December 31, 2011
Net interest income:
Interest income	$10,733
Interest expense	(1,138)

Net interest income	9,595

Operating expenses:
General and administrative (includes $143 non-cash stock based compensation)	(3,283)
Management fee—related party	(1,333)

Total operating expenses	(4,616)
Interest income on cash balances	2
Realized gain on sale of mortgage-backed securities	885
Unrealized gain on mortgage-backed securities	2,482
Loss on derivative instruments (includes $3,246 of unrealized losses)	(3,876)

Net income	$4,472

Basic and diluted net income per share of common stock	$0.43

Basic and diluted weighted average shares of common stock outstanding	10,301,250

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	Par
Balance at July 27, 2011 (commencement of operations)		$—	$1	$—	$1
Redemption of common stock			(1)		(1)
Proceeds from public offering of common stock	10,000,000	100	199,900	—	200,000
Offering costs			(1,939)	—	(1,939)
Proceeds from private placement of common stock	250,000	3	4,997	—	5,000
Grant of restricted stock to independent directors	20,000	—	—	—	—
Issuance of vested stock	1,562	—	—		—
Vesting of restricted stock			143		143
Net loss for the period from July 27, 2011 (commencement of operations) to December 31, 2011	—	—	—	4,472	4,472
Dividends on common stock				(3,090)	(3,090)

Balance at December 31, 2011	10,271,562	$103	$203,101	$1,382	$204,586

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

(in thousands)

For the period from July 27, 2011 (commencement of operations) to December 31, 2011
Cash flows used in operating activities:
Net income	$4,472
Adjustments to reconcile net income to net cash provided by operating activities:
Premium and discount amortization, net	(820)
Amortization of deferred financing costs	77
Restricted stock amortization expense	143
Unrealized gain on mortgage-backed securities	(2,482)
Unrealized loss on derivative instruments	3,246
Realized gain on sale of mortgage-backed securities	(885)
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(3,957)
Increase in other assets	(370)
Increase in accrued interest payable	1,123
Increase in accounts payable and accrued expenses	1,534
Increase in payable to related party	1,562

Net cash provided by operating activities	3,643

Cash flows used in investing activities:
Purchase of mortgage-backed securities	(1,327,521)
Proceeds from sale of mortgage-backed securities	114,432
Principal payments received on mortgage-backed securities	26,334

Net cash used in investing activities	(1,186,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Proceeds from private placement of common stock (concurrent with initial public offering)	5,000
Payment of offering costs	(1,567)
Redemption of common stock	(1)
Proceeds from repurchase agreement borrowings	1,944,678
Repayments of repurchase agreement borrowings	(909,698)
Restricted cash	(10,402)
Deferred financing costs	(492)

Net cash provided by financing activities	1,227,518

Net increase in cash	44,406
Cash beginning of period	1

Cash end of period	$44,407

Supplemental disclosure of operating cash flow information:
Interest paid	$1,657

Supplemental disclosure of non-cash financing/investing activities:
Offering costs payable	$372

Mortgage-backed securities purchased/sold not settled, net	$49,530

Repurchase agreement not settled	$45,015

Interest receivable not yet settled	$49

Deferred financing costs, not yet paid	$40

Dividend declared, not yet paid	$3,090

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands—except share and per share data)

Note 1—Organization

Apollo Residential Mortgage, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company”) is a real estate finance company that invests in residential mortgage assets in the United States. The Company currently invests in residential mortgage-backed securities (“RMBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, the “Agencies,” with RMBS being issued or guaranteed by the Agencies being referred to as “Agency RMBS”), whose underlying collateral includes fixed rate mortgages, adjustable rate mortgages (“ARMs”) and interest-only and inverse interest-only securities (collectively, “Agency Derivatives”). The Company also invests in RMBS that are not issued or guaranteed by a U.S. government Agency (“non-Agency RMBS”) and over time will consider investing in residential mortgage loans and other residential mortgage assets. The Company refers collectively to the assets it targets for acquisition as its target assets.

The Company was organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. The Company is externally managed and advised by ARM Manager, LLC (the “Manager”), an indirect subsidiary of Apollo Global Management, LLC and its subsidiaries (“Apollo”).

The Company intends to elect and qualify as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 2011.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The Company currently operates as one business segment.

Cash

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

Restricted cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s swaps and repurchase agreements. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under the Company’s swap and repurchase agreements, or returned to the Company when the collateral requirements are exceeded or at the maturity of the swap or repurchase agreement. The Company had aggregate restricted cash held as collateral against its swaps and repurchase agreements of $10,402 at December 31, 2011.

Classification of mortgage-backed securities and valuations of financial instruments

Mortgage-backed securities—Fair value election

The Company has elected the fair value option for all of its RMBS at the date of purchase, which permits the Company to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings. Management believes that the election of the fair value option for the Company’s RMBS portfolio improves financial reporting by aligning the change in the estimated fair value of the securities and the related interest rate hedges without having to apply complex hedge accounting provisions.

The Company’s mortgage-backed securities are recorded on the trade date. As of December 31, 2011, the Company had investment related receivables of $116,678 and investment related payables of $121,144 that related to transactions which occurred with a trade date before, but then settled after, December 31, 2011.

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

Level I—Quoted prices in active markets for identical assets or liabilities.

Level II—Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III—Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, the Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates. Because broker quotes are only indicative of fair value, management performs additional analysis on prices received based on broker quotes to validate the prices and adjustments are made as deemed necessary by management to capture current market information.

Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III.

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

Interest income recognition

Interest income on mortgage-backed securities is accrued based on the outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will accelerate the rate of amortization on the premiums.

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

Deferred Financing Costs

Costs incurred in connection with securitized financings are capitalized and amortized using the effective interest rate method over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. At December 31, 2011, the Company had approximately $455 of deferred financing costs, net of amortization included on the consolidated balance sheet.

Earnings per share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

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

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. To the extent the instrument qualifies for hedge accounting, the fair value adjustments will be recorded as a component of other comprehensive income in stockholders’ equity until the hedged item is recognized in earnings. Fair value adjustments are recorded in earnings immediately, if the Company does not elect hedge accounting for a derivative instrument.

The Company chose not to pursue hedge accounting for these derivative instruments and records the change in estimated fair value related to interest rate swaps in earnings. The Company also elected to record the change in estimated fair value related to its RMBS portfolio in earnings.

Repurchase agreements

Mortgage-backed securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sales treatment. Securities financed through a repurchase agreement will remain on the Company’s consolidated balance sheet as an asset and cash received from the lender will be recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Share-based payments

The Company accounts for share-based compensation to its independent directors, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company’s independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted stock units issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. The Company uses the graded vesting attribution method to amortize compensation expense for the restricted stock units granted to the Manager and its affiliates.

Income taxes

The Company intends to elect to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT which distributes at least 90% of its net taxable income as a dividend to its stockholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its stockholders.

The Company may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate-related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

Offering costs

Offering costs incurred by the Company in connection with the IPO are reflected as a reduction of additional paid-in-capital.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. The ASU requires enhanced disclosures about purchases, sales, issuances, and settlements on a gross basis relating to Level III measurements. The disclosures are required for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statement disclosures.

In April 2011, the FASB issued guidance simplifying the accounting for financial assets transferred under repurchase agreements and similar arrangements, by eliminating the transferor’s ability criterion from the assessment of effective control over those assets. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe that the adoption of the amended guidance will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued guidance that does not modify the requirements for when fair value measurements apply; rather, it clarifies the FASB’s intent about the application of existing fair value measurement requirements, and changes to a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, this guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not believe that the adoption of the amended guidance will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on a basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). The guidance is effective for periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements but will impact the disclosure.

Note 3—Fair Value Disclosure

Fair Value Accounting Elections

The Company has identified all of its RMBS to be accounted for at estimated fair value so such changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company’s investment performance.

The following table summarizes the levels in the fair value hierarchy into which the Company’s financial instruments are categorized as of December 31, 2011:

	Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
Residential mortgage-backed securities	$—	$1,128,126	$112,346	$1,240,472
Derivative assets	—	235	—	235

Total	$—	$1,128,361	$112,346	$1,240,707

Liabilities
Derivative liabilities	$—	$3,481	$—	$3,481

Total	$—	$3,481	$—	$3,481

The following table presents additional information about the Company’s non-Agency RMBS which are measured at fair value on a recurring basis for which the Company has utilized Level III inputs to determine fair value:

Beginning balance	$—
Purchases	120,642
Sales	(2,766)
Principal Repayments	(6,218)
Total net gains / (losses) included in net income
Realized gains/(losses), net	91
Unrealized gains/(losses), net	(3,263)
Premium and discount amortization, net	3,860

Ending balance	112,346

Note 4—Mortgage-Backed Securities

The Company elected the fair value option for each of its RMBS purchases at the date of purchase. The following tables present certain information about the Company’s investment portfolio at December 31, 2011.

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1) (2)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (3)	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgage
<=4.5%	$536,972	$31,979	$568,951	$3,565	$572,515	4.3	2.9
5% - 6%	184,633	14,608	199,241	2,394	201,636	5.1	2.8
>6.5%	—	—	—	—	—	0.0	0.0

Total 30 yr	721,605	46,587	768,192	5,959	774,151	4.5	2.9

15-Year Mortgages
<=4%	107,878	5,055	112,933	953	113,886	3.5	2.4
>=4.5%	—	—	—	—	—	0.0	0.0

Total 15 yr	107,878	5,055	112,933	953	113,886	3.5	2.4

ARM	214,438	10,127	224,565	(143)	224,422	2.8	1.5
Agency Derivatives	125,099	(108,901)	16,198	(531)	15,667	4.4	13.2

Total Agency	1,169,020	(47,132)	1,121,888	6,238	1,128,126	4.1	2.7

Non Agency RMBS	198,257	(84,275)	113,982	(1,636)	112,346	1.0	13.0

Total	$1,367,277	$(131,407)	$1,235,870	$4,602	$1,240,472	3.6	3.7

(1)	Includes unsettled purchases with an aggregate cost of $121,019 and estimated fair value of $121,294 at December 31, 2011.
(2)	Amortized cost includes unrealized losses of $2,120 that have been reclassified pursuant to GAAP
(3)	Net weighted average coupon is presented net of servicing and other fees.
(4)	Weighted average yield incorporates future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at December 31, 2011 are as follows:

Principal balance	$1,367,277
Unamortized premium	61,769
Unamortized discount	(193,176)
Gross unrealized gains	7,766
Gross unrealized losses	(3,164)

Estimated fair value	$1,240,472

As of December 31, 2011, the Company held no investments in a loss position for greater than one year.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the period from July 27, 2011 (commencement of operations) through December 31, 2011:

	Coupon Interest	Net (Premium Amortization) Discount Accretion	Interest Income
Agency RMBS	$9,434	$(3,040)	$6,394
Non-Agency RMBS	479	3,860	4,339

Total	$9,913	$820	$10,733

Note 5—Borrowings

The Company has entered into master repurchase agreements with 17 counterparties to finance the majority of its RMBS portfolio, and is in discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. As of December 31, 2011, the Company had borrowings with 12 counterparties. For the period from July 27, 2011 (commencement of operations) through December 31, 2011 the Company had average borrowings under its repurchase agreements of $509,795 and had a maximum balance during the period of $1,079,995.

The repurchase agreements bear interest at a contractually agreed-upon rate. The repurchase obligations mature and typically reinvest every 30 days to one year and are accounted for as secured borrowings because the Company maintains effective control of the financed assets.

The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2011:

Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Hedged Cost of Funds	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,002,626	$1,055,631	0.4%	0.7%	24.9
Non-Agency RMBS	77,369	112,650	1.8	1.8	22.9

Total	$1,079,995	$1,168,281	0.5%	0.8%	26.8

(1)	Includes $3,490 and $2,075 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.

The total weighted average interest rate for borrowings outstanding under the repurchase agreements is 0.5% at December 31, 2011. The Company entered into interest rate swap agreements with several counterparties, the resulting weighted average hedged cost for borrowings is 0.8% at December 31, 2011.

Under the repurchase agreements, the respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company is in compliance with these covenants at December 31, 2011. RMBS held by counterparties as security for repurchase agreements totaled $1,162,716 and RMBS held as a component of clearing margin totaled $4,771 at December 31, 2011. Cash collateral held by counterparties at December 31, 2011 was $10,402.

Note 6—Derivative Instruments

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

During 2011, the Company entered into interest rate swaps with an aggregate notional balance of $345,000. The Company’s derivative instruments consist of the following at December 31, 2011:

	Notional Amount	Estimated Fair Value
Interest rate swaps, assets	$80,000	$235
Interest rate swaps, liabilities	265,000	(3,481)

Total derivative instruments	$345,000	$(3,246)

The following table summarizes the average fixed pay rate and average maturity for the Company’s derivative instruments as of December 31, 2011:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
1 year or less	$—	—%	—
Greater than 1 year and less than 3 years	25,000	0.6	2.7
Greater than 3 years and less than 5 years	310,000	1.4	4.8
Greater than 5 years	10,000	2.4	9.9

Total	$345,000	1.3%	4.8

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the period from July 27, 2011 (commencement of operations) through December 31, 2011:

	Location of Gain (Loss) Recognized in Income *	Amount of gain (loss) recognized in income for the period from July 27, 2011 (commencement of operations) to December 31, 2011
Interest rate swaps	Loss on derivative instruments—realized	$(630)
Interest rate swaps	Loss on derivative instruments—unrealized	(3,246)

Total		$(3,876)

*	Realized losses represent the interest expense recognized during the period related to the Company’s derivative instruments.

The Company’s agreements with certain of its derivative counterparties contain certain financial covenants. The Company is in compliance with the terms of these agreements at December 31, 2011.

As of December 31, 2011 the estimated fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was approximately $3,646. As of December 31, 2011 the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of approximately $4,837. If the Company had breached any of these provisions at December 31, 2011 it could have been required to settle its obligations under the agreements at their termination value of approximately $3,646.

Note 7—Related Party Transactions

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

For the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company incurred approximately $1,333 in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company or for certain services provided by the Manager to the Company. For the period from July 27, 2011 (commencement of operations) through December 31, 2011, the Company recorded expenses totaling $4,304 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations expense category, the consolidated balance sheet, or the consolidated statement of changes in stockholders’ equity based on the nature of the item. At December 31, 2011, approximately $784 for management fees incurred but not yet paid is included in payable to related party on the consolidated balance sheet

Note 8—Share-Based Payments

On July 21, 2011, the Company’s board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, restricted stock units (“RSUs”) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.

The Company entered into restricted common stock award agreements with the Company’s independent directors during July 2011. The restricted common stock will vest in equal installments on the first business day of each fiscal quarter over a period of three years.

The Company entered into RSU award agreements with the Manager and certain personnel of the Manager during July 2011. The RSUs will vest in equal installments on the first business day of each fiscal quarter over a period of 3 years. In addition, the award agreements grant recipients the right to receive, with respect to each RSU, within the first 30 days of the succeeding fiscal year, cash in an amount equal to the cash dividend distributions paid during the fiscal year in the ordinary course of business on a share of the Company’s common stock. For those RSUs awarded to personnel of the Manager, the Company will deliver shares of common stock of the Company following the expiration of the final vesting period. For those RSUs awarded to the Manager, the Company will deliver shares of common stock of the Company following each vesting date.

During the period from July 27, 2011 (commencement of operations) through December 31, 2011, a total of 20,000 shares of restricted common stock and 31,250 RSUs were granted pursuant to the LTIP.

The Company recognized stock-based compensation expense of $143 during the period from July 27, 2011 (commencement of operations) through December 31, 2011 related to restricted stock and RSU vesting.

The following table summarizes the grants, exchanges and forfeitures of restricted stock and RSUs during 2011:

Type	Date	Restricted Stock Granted	RSUs Granted	Estimated Fair Value on Grant Date	Initial Vesting	Final Vesting
Grant	July 2011	20,000	—	$18.20	October 1, 2011	July 1, 2014
Grant	July 2011	—	31,250	$17.95	October 1, 2011	July 1, 2014

Total		20,000	31,250

The following is a summary of restricted stock and RSU vesting dates as of December 31, 2011:

Vesting Date	Shares Vesting	RSUs Vesting	Total Awards
January 2012	1,668	2,605	4,273
April 2012	1,668	2,604	4,272
July 2012	1,664	2,607	4,271
October 2012	1,668	2,603	4,271
January 2013	1,668	2,606	4,274
April 2013	1,664	2,599	4,263
July 2013	1,668	2,607	4,275
October 2013	1,668	2,604	4,272
January 2014	1,664	2,605	4,269
April 2014	1,668	2,603	4,271
July 2014	1,668	2,608	4,276

	18,336	28,651	46,987

Note 9—Stockholders’ Equity

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

The net proceeds to the Company from the IPO and the concurrent private placement, after the payment of related expenses payable by the Company, were approximately $203,061, net of issuance costs of approximately $1,939. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company commenced operations on July 27, 2011.

Note 10—Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at estimated fair value on the consolidated balance sheet at December 31, 2011:

	December 31, 2011
	Carrying Value	Estimated Fair Value
Borrowings under repurchase agreements	$1,079,995	$1,079,429

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

Note 11—Net Income (Loss) per Share

GAAP requires use of the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

The remaining earnings are allocated to common stockholders and participating securities to the extent that each security shares in earnings as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

The table below presents basic and diluted net (loss) income per share of common stock using the two-class method for the period from July 27, 2011 (commencement of operations) through December 31, 2011:

For the period from July 27, 2011 (commencement of operations) through December 31, 2011
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$4,472

Denominator:
Weighted average shares of common stock outstanding	10,270,910
Weighted average participating securities	30,340

Denominator for basic and diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	10,301,250

Basic and diluted net income per weighted average share of common stock	$0.43

Note 12—Summarized Quarterly Results (Unaudited)

	For the period from July 27, 2011 (commencement of operations) through September 30, 2011	Three Months ended December 31, 2011
Net interest income:
Interest income	$1,555	$9,178
Interest expense	(143)	(995)

Net interest income	1,412	8,183

Operating expenses:
General and administrative	(1,578)	(1,705)
Management fee—related party	(549)	(784)

Total operating expenses	(2,127)	(2,489)
Interest income on cash balances	—	2
Realized gain on sale of mortgage-backed securities	335	550
Unrealized gain (loss) on mortgage-backed securities	(1,283)	3,765
Loss on derivative instruments	(223)	(3,653)

Net income (loss)	$(1,886)	$6,358

Basic and diluted net income (loss) per share of common stock	$(0.18)	$0.62

Basic and diluted weighted average shares of common stock outstanding	10,301,250	10,301,250

Dividend declared per share of common stock	$—	$0.30

Note 13—Subsequent Events

Dividends. On March 6, 2012, the Company’s board of directors declared a dividend of $0.75 per share of common stock which is payable on April 30, 2012 to common stockholders of record on March 31, 2012.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about May 8, 2012 (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2011.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2011.

PART IV

Item 15.	Exhibits.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 64 through 82 of this annual report on Form 10-K and are incorporated herein by reference. See Item 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3) Exhibits Files:

3.1*	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333-175824).

3.2*	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333-175824).

4.1*	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.1*	Registration Rights Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and the parties named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.2*	Management Agreement, dated as of July 21, 2011 and effective as of July 27, 2011, between Apollo Residential Mortgage, Inc., ARM Operating, LLC and ARM Manager, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.3*	License Agreement dated as of July 21, 2011, between Apollo Residential Mortgage, Inc. and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.4*	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333-175824).

10.5*	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6*	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.7*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Apollo Principal Holdings I, L.P, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.8*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Michael A. Commaroto, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.9*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Paul Mangione, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.10*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Keith Rosenbloom, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date: March 8, 2012	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2012	By:	/s/ Michael A. Commaroto
Michael A. Commaroto President, Chief Executive Officer, and Director (principal executive officer)

Date: March 8, 2012	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

Date: March 8, 2012	By:	/s/ Frederick N. Khedouri
Frederick N. Khedouri Chairman

Date: March 8, 2012	By:	/s/ Marc E. Becker
Marc E. Becker Director

Date: March 8, 2012	By:	/s/ Justin Stevens
Justin Stevens Director

Date: March 8, 2012	By:	/s/ Mark C. Biderman
Mark C. Biderman Director

Date: March 8, 2012	By:	/s/ Thomas D. Christopoul
Thomas D. Christopoul Director

Date: March 8, 2012	By:	/s/ Frederick J. Kleisner
Frederick J. Kleisner Director

Date: March 8, 2012	By:	/s/ Hope S. Taitz
Hope S. Taitz Director