Form 10-Q
period 2012-03-31
Apollo Residential Mortgage, Inc.
filed 2012-05-11
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 7, 2012, there were 24,182,847 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands—except share and per share data)

	March 31, 2012	December 31, 2011
Assets:
Cash	$41,340	$44,407
Restricted cash	18,749	10,402
Residential mortgage-backed securities, at fair value ($1,268,405 and 1,167,487 pledged as collateral, respectively)	1,336,536	1,240,472
Investment related receivable	2,186	116,678
Interest receivable	3,927	3,908
Deferred financing costs, net	430	455
Derivative asset	83	235
Other assets	203	370

Total Assets	$1,403,454	$1,416,927

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$1,171,177	$1,079,995
Investment related payable	93	121,144
Accrued interest payable	1,021	1,123
Derivative liability	3,898	3,481
Accounts payable and accrued expenses	1,794	1,534
Payable to related party	1,062	1,974
Dividends payable	7,733	3,090

Total Liabilities	1,186,778	1,212,341

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 10,273,125 and 10,271,562 shares issued and outstanding , respectively	103	103
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in-capital	202,796	203,101
Retained earnings	13,777	1,382

Total Stockholders’ Equity	216,676	204,586

Total Liabilities and Stockholders’ Equity	$1,403,454	$1,416,927

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands—except per share data)

Three months ended March 31, 2012
Net interest income:
Interest income	$12,363
Interest expense	(1,361)

Net interest income	11,002

Other Income (Loss)
Realized gain on sale of residential mortgage-backed securities, net	6,769
Unrealized gain on residential mortgage-backed securities, net	5,950
Loss on derivative instruments (includes $569 of unrealized losses)	(1,318)
Interest income on cash balances	2

Other Income, net	11,403

Operating expenses:
General and administrative (includes $78 non-cash stock based compensation)	(1,488)
Management fee – related party	(797)

Total operating expenses	(2,285)

Net income	$20,120

Basic and diluted net income per share of common stock	$1.95

Basic and diluted weighted average shares of common stock outstanding	10,301

Dividends declared per share of common stock	$0.75

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Total
	Shares	Par
Balance at January 1, 2012	10,271,562	$103	$203,101	$1,382	$204,586
Offering costs	—	—	(383)	—	(383)
Issuance of vested stock	1,563	—	—	—	—
Vesting of restricted stock	—	—	78	—	78
Net income	—	—	—	20,120	20,120
Dividends on common stock	—	—	—	(7,725)	(7,725)

Balance at March 31, 2012	10,273,125	$103	$202,796	$13,777	$216,676

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Three months ended March 31, 2012
Cash flows used in operating activities:
Net income	$20,120
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(220)
Amortization of deferred financing costs	46
Restricted stock amortization expense	78
Unrealized gain on mortgage-backed securities	(5,950)
Unrealized loss on derivative instruments	569
Realized gain on sale of mortgage-backed securities	(6,769)
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(6)
Decrease in other assets	167
Decrease in accrued interest payable	(102)
Decrease in accounts payable and accrued expenses	(65)
Decrease in payable to related party	(550)

Net cash provided by operating activities	7,318

Cash flows used in investing activities:
Purchase of mortgage-backed securities	(627,032)
Proceeds from sale of mortgage-backed securities	460,393
Principal payments received on mortgage-backed securities	31,940

Net cash used in investing activities	(134,699)

Cash flows from financing activities:
Payment of offering costs	(387)
Proceeds from repurchase agreement borrowings	1,881,000
Repayments of repurchase agreement borrowings	(1,744,816)
Restricted cash	(8,347)
Deferred financing costs	(54)
Payment of dividends	(3,082)

Net cash provided by financing activities	124,314

Net decrease in cash	(3,067)
Cash beginning of period	44,407

Cash end of period	$41,340

Supplemental disclosure of operating cash flow information:
Interest paid	$1,416

Supplemental disclosure of non-cash financing/investing activities:
Mortgage-backed securities purchased / sold not settled, net	$2,079

Repurchase agreement not settled	$13

Dividends declared, not yet paid	$7,733

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “ non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages and “Alt-A mortgage loans” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; and references to “Agency Derivatives” refer to interest-only and inverse interest-only securities used to collateralize Agency RMBS.

Note 1 – Organization

Apollo Residential Mortgage, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company”) is a residential real estate finance company that invests in residential mortgage assets in the United States. The Company has selectively constructed a portfolio of assets that currently consists of Agency RMBS and non-Agency RMBS and that over time may be diversified to cover a broader range of other residential mortgage assets, including residential mortgage loans. The Company refers to the assets it targets for acquisition as the Company’s target assets.

The Company was organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. The Company is externally managed and advised by ARM Manager, LLC (referred to as the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

The Company currently operates as one business segment.

Recent accounting pronouncements

Accounting Standards Adopted in 2012

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance became effective for the first interim or annual period beginning on or after December 15, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy. The update is effective for interim and annual periods beginning after December 15, 2011 for public entities with the amendments to be applied prospectively. The impact of the guidance is primarily limited to enhanced disclosure; where applicable and, therefore the adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In June 2011, the FASB issued guidance with respect to the presentation of comprehensive income, which allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this guidance. The Company’s adoption of the guidance and deferral of the effective date with respect to such guidance beginning on January 1, 2012 did not have any impact on the Company’s financial statements, as the Company had no items included other comprehensive income.

Accounting Standards to be Adopted in Future Periods

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on the Company’s financial statements.

Note 3 – Fair Value Disclosure

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS and as a result, all changes in the estimated fair value of such securities are reflected in the results of operations. The following tables present the Company’s financial instruments carried at fair value as of March 31, 2012 and December 31, 2011, based upon the consolidated balance sheet by the valuation hierarchy:

	March 31, 2012 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
RMBS	$—	$1,157,567	$178,969	$1,336,536
Derivative assets	—	83	—	83

Total	$—	$1,157,650	$178,969	$1,336,619

Liabilities
Derivative liabilities	$—	$3,898	$—	$3,898

Total	$—	$3,898	$—	$3,898

	December 31, 2011 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
RMBS	$—	$1,128,126	$112,346	$1,240,472
Derivative assets	—	235	—	235

Total	$—	$1,128,361	$112,346	$1,240,707

Liabilities
Derivative liabilities	$—	$3,481	$—	$3,481

Total	$—	$3,481	$—	$3,481

The following table presents additional information about the Company’s non-Agency RMBS which are measured at fair value, based upon broker quotes, on a recurring basis and are considered to be Level III measurements of fair value:

	March 31, 2012	December 31, 2011
Beginning balance	$112,346	$—
Purchases	101,147	120,642
Sales	(36,208)	(2,766)
Principal repayments	(8,310)	(6,218)
Total net gains / (losses) included in net income
Realized gains/(losses), net	830	91
Unrealized gains/(losses), net	5,717	(3,263)
Premium and discount amortization, net	3,447	3,860

Ending balance	$178,969	$112,346

The Company uses the average of broker quotes to determine the estimated fair value of its RMBS. Given that broker quotes are only indicative of fair value, management compares broker quotes to the values received from a pricing service to validate the reasonableness of the prices obtained from brokers.

Note 4 – Residential Mortgage-Backed Securities

The following table presents certain information about the Company’s investment portfolio at March 31, 2012:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1) (2)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (3)	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgage
Coupon Rate:
>3% to 4%	$376,327	$20,987	$397,314	$281	$397,595	4.0%	3.0%
>4% to 5%	384,601	25,554	410,155	6,562	416,717	4.6%	3.2%

Total 30 yr	$760,928	$46,541	$807,469	$6,843	$814,312	4.3%	3.1%

15-Year Mortgage
Coupon Rate:
3% to 3.5%	232,420	10,131	242,551	1,066	243,617	3.2%	2.3%

ARM	81,898	4,149	86,047	801	86,848	2.5%	1.1%

Agency Derivatives	102,944	(90,513)	12,431	359	12,790	4.0%	12.8%

Total Agency	1,178,190	(29,692)	1,148,498	9,069	1,157,567	3.9%	2.9%

Non Agency RMBS	260,171	(83,656)	176,515	2,454	178,969	1.1%	9.4%

Total	$1,438,361	$(113,348)	$1,325,013	$11,523	$1,336,536	3.4%	3.8%

(1)	Includes unsettled purchases with an aggregate cost of $93 and estimated fair value of $102 at March 31, 2012.
(2)	Amortized cost includes unrealized losses of $971 that have been reclassified pursuant to GAAP.
(3)	Net weighted average coupon is presented net of servicing and other fees.
(4)	Weighted average yield incorporates estimates for future prepayment and loss assumptions.

The following table presents certain information about the Company’s investment portfolio at December 31, 2011:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1) (2)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (3)	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgage
Coupon Rate:
4.0%	$238,884	$13,243	$252,127	$194	$252,322	4.0%	2.9%
>4% to 5%	441,897	29,900	471,797	5,519	477,315	4.7%	2.9%
>5% to 5.5%	40,824	3,444	44,268	246	44,514	5.5%	3.0%

Total 30 yr	721,605	46,587	768,192	5,959	774,151	4.5%	2.9%

15-Year Mortgage
Coupon Rate:
3.5%	107,878	5,055	112,933	953	113,886	3.5%	2.4%

ARM	214,438	10,127	224,565	(143)	224,422	2.8%	1.5%
Agency Derivatives	125,099	(108,901)	16,198	(531)	15,667	4.4%	13.2%

Total Agency	1,169,020	(47,132)	1,121,888	6,238	1,128,126	4.1%	2.7%

Non Agency RMBS	198,257	(84,275)	113,982	(1,636)	112,346	1.0%	13.0%

Total	$1,367,277	($131,407)	$1,235,870	$4,602	$1,240,472	3.6%	3.7%

(1)	Includes unsettled purchases with an aggregate cost of $121,019 and estimated fair value of $121,294 at December 31, 2011.
(2)	Amortized cost includes unrealized losses of $2,120 that have been reclassified pursuant to GAAP.
(3)	Net weighted average coupon is presented net of servicing and other fees.
(4)	Weighted average yield incorporates estimates for future prepayment and loss assumptions.

The components of the carrying value of the Company’s investment portfolio at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Principal balance	$1,438,361	$1,367,277
Unamortized premium	60,821	61,769
Unamortized discount	(174,169)	(193,176)
Gross unrealized gains	13,399	7,766
Gross unrealized losses	(1,876)	(3,164)

Estimated fair value	$1,336,536	$1,240,472

As of March 31, 2012 and December 31, 2011, the Company held Agency RMBS with a fair value of $281,811 and $251,427, respectively in an unrealized loss position of $1,331 and $1,224, respectively. As of March 31, 2012 and December 31, 2011, the Company held Non-Agency RMBS with a fair value of $50,134 and $57,014, respectively in an unrealized loss position of $545 and $1,940, respectively. As of March 31, 2012 and December 31, 2011, the Company held no investments in an unrealized loss position for greater than one year. At March 31, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three months ended March 31, 2012:

	Coupon Interest	Net (Premium Amortization) Discount Accretion	Interest Income
Agency RMBS	$11,591	$(3,227)	$8,364
Non-Agency RMBS	552	3,447	3,999

Total	$12,143	$220	$12,363

Note 5 – Borrowings

As of March 31, 2012, the Company had master repurchase agreements with 18 counterparties to finance a substantial portion of its RMBS portfolio, and was in discussions with other financial institutions in order to potentially provide the Company with financing capacity. As of March 31, 2012, the Company had borrowings under repurchase agreements with 14 counterparties. For the quarter ended March 31, 2012, the Company had average borrowings under its repurchase agreements of $1,099,145 and had a maximum balance during the period of $1,177,701.

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months. The Company’s repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets.

The following table summarizes certain characteristics of the Company’s repurchase agreements at March 31, 2012:

Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,040,848	$1,094,737	0.3%	33
Non-Agency RMBS	130,329	180,201	1.9	32

Total	$1,171,177	$1,274,938	0.5%	33

(1)	Includes $8,095 and $3,046 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.

The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2011:

Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,002,626	$1,055,631	0.4%	25
Non-Agency RMBS	77,369	112,650	1.8	23

Total	$1,079,995	$1,168,281	0.5%	27

(1)	Includes $3,490 and $2,075 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.

A reduction in the value of pledged assets typically results in the repurchase agreement counterparty initiating a margin call. As a result, the Company is required to provide additional collateral or repay a portion of the borrowing. In addition, certain repurchase agreements are subject to certain financial covenants. The Company was in compliance with all of these covenants through March 31, 2012. At March 31, 2012 and December 31, 2011, respectively, RMBS held by counterparties as security for repurchase agreements totaled $1,263,797 and $1,162,716. In addition, at March 31, 2012 and December 31, 2011, respectively, the Company had RMBS of $4,608 and $4,771 pledged as a component of clearing margin. Cash collateral held by counterparties at March 31, 2012 and December 31, 2011, respectively was $18,749 and $10,402.

Note 6 – Derivative Instruments

The Company is exposed to certain risk arising from both its business operations and economic conditions. Specifically, the Company’s primary source of debt funding is repurchase agreements and the Company enters into derivative financial instruments to manage exposure to variable cash flows on portions of its borrowings under those repurchase agreements. Since the interest rates on repurchase agreements typically change with market interest rates such as the London Interbank Offered Rate (“LIBOR”), the Company is exposed to constantly changing interest rates, which accordingly affects cash flows associated with these rates on its borrowings. To mitigate the effect of changes in these interest rates, the Company enters into interest rate swap agreements (“Swaps”) which help to mitigate the volatility in the interest rate exposures and their related cash flows. Swaps involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the Swap without exchange of the underlying notional amount.

While the Company has not elected to account for its derivative instruments as “hedges” under GAAP, it does not use derivatives for speculative purposes, but rather uses such instruments to manage interest rate risk and views them as economic hedges. Changes in the estimated fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

The Company’s derivative instruments consist of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps, assets	$55,000	$83	$80,000	$235
Swaps, liabilities	355,000	(3,898)	265,000	(3,481)

Total derivative instruments	$410,000	$(3,815)	$345,000	$(3,246)

The following table summarizes the average fixed pay rate and average maturity for the Company’s Swaps as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$25,000	0.6%	2.4	$25,000	0.6%	2.7
Greater than 3 years and less than 5 years	360,000	1.4	4.6	310,000	1.4	4.8
Greater than 5 years	25,000	2.4	9.9	10,000	2.4	9.9

Total	$410,000	1.4	4.8	$345,000	1.3%	4.8

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three months ended March 31, 2012:

Derivative Instrument	Location of Gain (Loss) Recognized in Income	Gain (loss) recognized in income for the three months ended March 31, 2012
Swaps	Loss on derivative instruments – realized*	$(749)
Swaps	Loss on derivative instruments - unrealized	(569)

Total		$(1,318)

*	Realized losses represent the net amount paid, including accrued amounts, for Swaps during the period.

The Company’s agreements with certain of its derivative counterparties contain certain financial covenants. Through March 31, 2012, the Company was in compliance with the terms of such financial covenants.

As of March 31, 2012 and December 31, 2011, respectively, the estimated fair value of derivatives in a net liability position, which includes accrued interest, related to these agreements was approximately $4,196 and $3,646. The Company has minimum collateral posting thresholds with certain of its derivative counterparties, for which it typically pledges cash. As of March 31, 2012 and December 31, 2011, the Company had cash pledged as collateral, which is a component of the Company’s restricted cash, of approximately $7,608 and $4,837, respectively. If the Company had breached any of these provisions at March 31, 2012 and December 31, 2011, respectively, it could have been required to settle its obligations under the agreements at their termination value of approximately $4,196 and $3,646.

Note 7 – Related Party Transactions

Management Agreement

In connection with the Company’s initial public offering (the “IPO”) in July 2011, the Company entered into a management agreement (the “Management Agreement”) with the Manager, which describes the services to be provided by the Manager and compensation for such services. The Manager is responsible for managing the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors.

Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The initial term of the Management Agreement expires on July 27, 2014 and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the three months ended March 31, 2012, the Company incurred approximately $797 in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. For the three months ended March 31, 2012, the Company recorded expenses of $1,182 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At March 31, 2012 and December 31, 2011, approximately $797 and $784 for management fees incurred but not yet paid was included in payable to related party on the consolidated balance sheet.

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

As of March 31, 2012 a total of 20,000 shares of restricted common stock and 31,250 RSUs were granted pursuant to the LTIP.

The Company recognized stock-based compensation expense of $78 for the three months ended March 31, 2012 related to restricted stock and RSU vesting. The following is a summary of restricted stock and RSU vesting dates as of March 31, 2012:

Vesting Date	Shares Vesting	RSUs Vesting	Total Awards
April 2012	1,668	2,886	4,554
July 2012	1,664	2,575	4,239
October 2012	1,668	2,572	4,240
January 2013	1,668	2,575	4,243
April 2013	1,664	2,568	4,232
July 2013	1,668	2,573	4,241
October 2013	1,668	2,573	4,241
January 2014	1,664	2,574	4,238
April 2014	1,668	2,572	4,240
July 2014	1,668	2,576	4,244

	16,668	26,044	42,712

Note 9 – Stockholders’ Equity

For the three months ended March 31, 2012, the Company’s board of directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per share
March 6, 2012	March 31, 2012	April 30, 2012	$0.75

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at estimated fair value on the consolidated balance sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value (Level III)	Carrying Value	Estimated Fair Value (Level III)
Borrowings under repurchase agreements	$1,171,177	$1,171,809	$1,079,995	$1,079,429

Cash and restricted cash on the Company’s consolidated balance sheet reflect their respective estimated fair value. To determine estimated fair value of the Company’s borrowings under repurchase agreements, market interest rates, which are based upon actual transactions executed by the Company, are used to discount contractual cash flows. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s borrowings under repurchase agreements had a weighted average remaining term to maturity of 33 days and 27 days at March 31, 2012 and December 31, 2011, respectively.

Note 11 – Net Income per Share

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

The table below presents basic and diluted net income per share of common stock using the two-class method for the three months ended March 31, 2012:

For the three months ended March 31, 2012
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$20,120

Denominator:
Weighted average shares of common stock outstanding	10,273,125
Weighted average participating securities	28,125

Denominator for basic and diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	10,301,250

Basic and diluted net income per weighted average share of common stock	$1.95

Note 12 – Subsequent Events

Public Offering. On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of common stock at a price of $18.00 per share, raising net proceeds of approximately $249,500. From April 1, 2012 through April 30, 2012, the Company purchased Agency RMBS of approximately $1,442,009 and non-Agency RMBS of approximately $90,139 and entered into Swaps with an aggregate notional amount of $515,000, a weighted average fixed pay rate of 1.25% and a weighted average term of 5.6 years. The investments were funded using the proceeds from the public offering on a leveraged basis and, to a lesser extent, with cash generated from investment activities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands—except share and per share data)

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s projected operating results; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; changes in prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See Item “1A - Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2011. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the Company’s consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K filed for the year ended December 31, 2011.

Overview

The Company invests in residential mortgage assets in the United States. The Company currently invests in Agency RMBS, whose underlying collateral includes fixed rate mortgages, ARMs and Agency Derivatives. The Company also invests in non-Agency RMBS, and over time will consider investing in residential mortgage loans and other residential mortgage assets. The Company refers collectively to the assets it targets for acquisition as its target assets. At March 31, 2012, the Company’s portfolio was comprised of approximately $1,157,567 Agency RMBS and $178,969 non-Agency RMBS.

The Company, organized as a Maryland corporation, is structured as a holding company and conducts its businesses primarily through ARM Operating, LLC and its other operating subsidiaries. The Company intends to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company also intends to operate its business in a manner that will permit the Company not to register as an investment company under the 1940 Act.

The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo. The Company currently acquires and manages a portfolio consisting primarily of Agency RMBS, and to a lesser extent non-Agency RMBS. The Company anticipates that over time the Company may invest in single family residential mortgage loans, which the Company primarily expects to source through bulk acquisitions of pools of whole loans originated by third parties.

On July 27, 2011, the Company completed its IPO, pursuant to which it sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share for gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the concurrent private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds after the payment of offering costs of approximately $1,939 were $203,061.

The Company uses leverage, currently comprised of borrowings under repurchase agreements, as part of its business strategy in order to increase potential returns to stockholders. As of March 31, 2012, the Company had entered into master repurchase agreements with 18 counterparties representing over $4 billion of potential funding capacity, and is in discussions with other financial institutions for additional repurchase agreement capacity. As of March 31, 2012, the Company had $1,171,177 of borrowings outstanding under its repurchase agreements collateralized by $1,086,642 Agency RMBS and $177,155 non-Agency RMBS. The Company has entered into Swaps to effectively fix the floating interest rate of $410,000 of borrowings under its repurchase agreements at March 31, 2012.

Recent Market Conditions and Strategy

Early in 2012 the U.S. Federal Reserve Board (the “Federal Reserve”) announced their intention to maintain its accommodative policy through late 2014, which was a year longer than previously stated. As a result, the market believed that some form of quantitative easing would be forthcoming in 2012, and accordingly both the 10-year note and the 2-year note stayed in the trading ranges that had been established in late 2011. In mid-March 2012, employment gains in the U.S. as well as the appearance of a stabilizing global economy were reflected in the 10-year note trading to a 5 month high of 2.40%, and the 2 year note trading almost as high as 40 basis points. However, interest rates then fell from their mid-March peak to the 1.90 – 2.00% range on the 10-year Treasury note and to approximately 0.20% on the 2-year Treasury note by the end of the quarter. The Company believes that this downward movement was partly attributable to a series of remarks by the Chairman of the Board of Governors of the Federal Reserve designed to ease rates as well as a series of soft economic reports emanating from China and around the globe that were announced in mid to late March 2012.

The Company reviews its investment assets to ensure it is optimizing its portfolio opportunities on an on-going basis. As the markets rallied in the early part of the first quarter of 2012, the Company continued with its strategy, which commenced in the fourth quarter of 2011, of acquiring Agency RMBS with lower coupons. As mortgage spreads began tightening in late 2011 and market prices for certain specified pools of Agency RMBS increased, the Company sold 30-year fixed rate 5.5% coupon Agency RMBS and invested in 4.5% Agency RMBS. As market prices on Agency RMBS continued to rally in the first quarter of 2012, the Company continued with its lower coupon strategy, selling some of its 5.0% and all of its 5.5% Agency RMBS and purchasing 4.0% and 4.5% Agency RMBS. In mid-March 2012, as the long end of the treasury curve steepened, prices on the Company’s Agency RMBS collateralized by 7/1 hybrid ARMs held up very well as their spreads tightened materially. The Company viewed this as an opportunity to rebalance the portfolio and, as a result, sold Agency RMBS collateralized by 7/1 hybrid ARMs and purchased low loan balance 15 year fixed-rate RMBS along with 15 year interest only (“I/O”) securities.

With respect to its non-Agency RMBS portfolio, the Company has continued its strategy of investing in non-Agency RMBS which it believes exhibit sufficient credit enhancement in the form of subordination or equity in the underlying property value to support the Company’s target returns. In particular, the Company focused on: (a) selling some of its lower balance non-Agency RMBS and investing the proceeds in non-Agency RMBS with higher balances that the Company believes offer greater market liquidity and greater financing availability; and (b) focusing on non-Agency RMBS at the top of the capital structure, rather than second and third pay non-Agency RMBS, which the Company believes provide greater cash flow in the near term.

Investment Strategy

The Company’s principal objective is to provide attractive risk-adjusted returns to its stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. The Company pursues this objective by selectively constructing a portfolio of assets that currently consists of Agency RMBS and non-Agency RMBS, and over time may invest in a broader range of other residential mortgage assets, including residential mortgage loans.

The Company relies on its Manager’s expertise in identifying assets within the target assets described below and, to the extent that leverage is employed, efficiently financing those assets. The Manager makes decisions based on a variety of factors, including expected risk-adjusted returns, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as meeting the Company’s REIT qualification and its exemption from registration under the 1940 Act.

In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy by emphasizing investments in different parts of the capital structure and different sectors of real estate. The Company’s board of directors may, without stockholder approval, amend the Company’s investment strategy at any time.

Target Assets

The following is a summary of the assets that the Company targets for investment:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily whole pool Agency RMBS, and Agency collateralized mortgage obligations.

Non-Agency RMBS	Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, subprime mortgage loans and prime mortgage loans, which may be adjustable-rate, hybrid or fixed-rate.

Residential Mortgage Loans	Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans and subprime mortgage loans. These may be performing, sub-performing or non-performing and may be adjustable-rate, hybrid or fixed-rate.

Other Residential Mortgage Assets	Interest-only and principal-only Agency RMBS and non-Agency RMBS, inverse floating rate and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including common stock, preferred stock and debt of other real estate-related entities.

In addition, in the future the Company may invest in assets other than its target assets, in each case subject to maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the 1940 Act.

Financing Strategy

The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders and not for speculative purposes. The amount of leverage the Company chooses to employ for particular assets will depend upon the Manager’s assessment of a variety of factors, which include the availability of particular types of financing and the Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and the creditworthiness of its financing counterparties.

During the quarter ended March 31, 2012, the Company financed its Agency RMBS with repurchase agreements employing, on a debt-to-equity basis, between approximately six-to-one and ten-to-one leverage. During the quarter ended March 31, 2012, the Company financed its non-Agency RMBS with repurchase agreements employing, on a debt-to-equity basis, between approximately one-to-one and three-to-one leverage. In the future, the Company may, however, be limited or restricted in the amount of leverage it may employ by the terms and provisions of any financing or other agreements, and is subject to margin calls as a result of its financing activity. The Company had aggregate debt-to-equity of 5.4 times and 5.3 times at March 31, 2012 and December 31, 2011, respectively.

The Company has initially financed its RMBS with repurchase agreement financing, the term of which is typically one to three months, but in some cases may be longer. At March 31, 2012, the Company had entered into master repurchase agreements with 18 counterparties representing over $4 billion of potential funding capacity, and is in discussions with additional financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. As of March 31, 2012, the Company had $1,171,177 outstanding under its repurchase facilities. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage, including warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.

Hedging Strategy

Subject to maintaining the Company’s qualification as a REIT for U.S. federal income purposes, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may require the Company to implement certain of these techniques through a domestic taxable REIT subsidiary that is fully subject to federal corporate income taxation. The Company’s hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of March 31, 2012, the Company had entered into Swaps designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These Swaps provide for fixed interest rates indexed off of LIBOR and effectively fix the floating interest rates on $410,000 of borrowings under its repurchase agreements as of March 31, 2012. To date, the Company has not elected to apply hedge accounting for its Swaps and, as a result, records the change in estimated fair value of its Swaps and the associated Swap interest in earnings.

Critical Accounting Policies

A summary of the Company’s accounting policies was set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7—Management Discussion and Analysis- Critical Accounting Policies.

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the three months ended March 31, 2012.

Investments

The following table presents certain information about the Company’s investment portfolio at March 31, 2012:

	Principal Balance (1)	Unamortized Premium (Discount)	Amortized Cost (1) (2)	Unrealized Gain (Loss)	Estimated Fair Value (1)	Net Weighted Average Coupon (3)	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgage
Coupon Rate:
>3% to 4%	$376,327	$20,987	$397,314	$281	$397,595	4.0%	3.0%
>4% to 5%	384,601	25,554	410,155	6,562	416,717	4.6%	3.2%

Total 30 yr	$760,928	$46,541	$807,469	$6,843	$814,312	4.3%	3.1%

15-Year Mortgage
Coupon Rate:
3% to 3.5%	232,420	10,131	242,551	1,066	243,617	3.2%	2.3%

ARM	81,898	4,149	86,047	801	86,848	2.5%	1.1%

Agency Derivatives	102,944	(90,513)	12,431	359	12,790	4.0%	12.8%

Total Agency	1,178,190	(29,692)	1,148,498	9,069	1,157,567	3.9%	2.9%

Non Agency RMBS	260,171	(83,656)	176,515	2,454	178,969	1.1%	9.4%

Total	$1,438,361	$(113,348)	$1,325,013	$11,523	$1,336,536	3.4%	3.8%

(1)	Includes unsettled purchases with an aggregate cost of $93 and estimated fair value of $102 at March 31, 2012.
(2)	Amortized cost includes unrealized losses of $971 that have been reclassified pursuant to GAAP.
(3)	Net weighted average coupon is presented net of servicing and other fees.
(4)	Weighted average yield incorporates estimates for future prepayment and loss assumptions.

As of March 31, 2012, the Company’s Agency RMBS consisted primarily of RMBS which the Manager believes exhibit prepayment mitigation attributes, including Agency RMBS collateralized by low loan balances or loans where the underlying borrower is unable to access the Making Home Affordable Program, including the Home Affordable Refinance Program. The Company’s fixed-rate Agency RMBS portfolio experienced prepayments at a three month average CPR of 5%. Including adjustable rate RMBS and Agency derivatives, the Agency RMBS portfolio experienced an average three month CPR of 6%.

As of March 31, 2012, the Company’s non-Agency RMBS consisted primarily of RMBS comprised of seasoned sub-prime mortgages and, to a lesser extent, RMBS comprised of Alt-A mortgages. The weighted average cost basis of the Company’s non-Agency RMBS portfolio was 67.9% of par as of March 31, 2012.

Investment Activity

RMBS. During the three months ended March 31, 2012, the Company acquired $404,834 of Agency RMBS and $101,147 of non-Agency RMBS. During the same period, the Company received principal payments of $23,611 and $8,310 for Agency RMBS and non-Agency RMBS, respectively. Proceeds from sales received during the three months ended March 31, 2012 were $354,727 for Agency RMBS and $36,208 for non-Agency RMBS. The average unlevered yield on Agency RMBS and non-Agency RMBS for the three months ended March 31, 2012 was 2.7% and 11.4%, respectively.

Financing and Other Liabilities. The Company has entered into repurchase agreements to finance a substantial majority of its Agency RMBS and non-Agency RMBS. These agreements are secured by a portion of its Agency RMBS and non-Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2012, the Company had outstanding repurchase agreement borrowings with 14 counterparties totaling $1,171,177.

The Company records the liability for RMBS purchased for which settlement has not taken place as an investment related payable. As of March 31, 2012, the Company had investment related payables of $93 of which no items were outstanding greater than 30 days.

The following table presents the Company’s borrowings by type of collateral pledged as of March 31, 2012, and the respective effective cost of funds for the period then ended:

Collateral	Current Balance	Cost of Funds	Effective Cost of Funds (1)
Agency RMBS	$1,040,848	0.3%	0.7%
Non-Agency RMBS	130,329	1.9	2.0

Total	$1,171,177	0.5%	0.8%

(1)	The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on Swaps of $749. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

Derivative Instruments. As of March 31, 2012, the Company had entered into Swaps designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These Swaps provide for fixed interest rates indexed off of LIBOR and are viewed by the Company to effectively fix the floating interest rates on $410,000 of borrowings under the Company’s repurchase agreements as of March 31, 2012.

The following table presents information about the Company’s Swaps as of March 31, 2012:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$25,000	0.6%	2.4
Greater than 3 years and less than 5 years	360,000	1.4	4.6
Greater than 5 years	25,000	2.4	9.9

Total	$410,000	1.4%	4.8

Net Interest Income

The Company earned interest income of approximately $12,363 for the three months ended March 31, 2012, representing interest earned on the Company’s assets. The Company incurred interest expense of approximately $1,361 for the three months ended March 31, 2012, which were related to borrowings from repurchase agreements. The following table sets forth certain information regarding the Company’s net investment income for the three months ended March 31, 2012, December 31, 2011, and for the period from July 27, 2011(commencement of operations) through September 30, 2011.

	For the three months Ended						For the period from July 27, 2011 (commencement of operations) through September 30, 2011
	March 31, 2012			December 31, 2011
	Agency	Non- Agency	Total	Agency	Non- Agency	Total	Agency	Non- Agency	Total
Average RMBS held (1)	$1,220,907	$138,902	$1,359,809	$810,179	$99,957	$910,136	$161,062	$27,745	$188,807
Total interest income	$8,364	$3,999	$12,363	$5,503	$3,675	$9,178	$892	$663	$1,555
Yield on average RMBS	2.7%	11.4%	3.6%	2.7%	14.4%	3.9%	3.1%	13.2%	4.6%
Average balance of repurchase agreements	$1,005,133	$94,012	$1,099,145	$715,008	$67,827	$782,835	$109,676	$19,518	$129,194
Total interest expense	$900	$461	$1,361	$685	$310	$995	$82	$61	$143
Average cost of funds (2)(3)	0.4%	2.0%	0.5%	0.4%	1.8%	0.5%	0.4%	1.8%	0.6%
Net interest income	$7,464	$3,538	$11,002	$4,818	$3,365	$8,183	$810	$602	$1,412
Net interest rate spread	2.3%	9.4%	3.1%	2.3%	12.6%	3.4%	2.7%	11.4%	4.0%
Total interest expense including realized cost of derivatives (4)	$1,649	$461	$2,110	$1,285	$310	$1,595	$197	$61	$258
Average cost of funds including realized derivative costs	0.7%	2.0%	0.8%	0.4%	1.1%	0.5%	1.0%	1.8%	1.1%
Net interest income including realized derivative costs	$6,715	$3,538	$10,253	$4,218	$3,365	$7,583	$695	$602	$1,297
Net interest rate spread including realized derivative costs	2.0%	9.4%	2.8%	2.2%	13.3%	3.5%	2.1%	11.4%	3.5%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains (losses).
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the consolidated statement of operations.
(4)	Realized losses represent the net amount paid, including accrued amounts, for Swaps during the period.

Interest income is subject to interest rate risk. Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on the Company’s operating results.

Realized and Unrealized Gain (Loss)

During the three months ended March 31, 2012, the Company sold Agency RMBS of $354,727 realizing gross gains of $3,382 and gross losses of $41 and sold non-Agency RMBS of $36,208 realizing gross gains of $3,456 and gross losses of $28. These RMBS were primarily sold in order to mitigate prepayment risk in the Company’s RMBS portfolio, as the Company sold certain higher coupon fixed rate Agency RMBS and sold some hybrid adjustable rate RMBS. The Company has no continuing involvement with any of these RMBS sales.

With respect to the Company’s RMBS, the Company elected the fair value option and, as a result records the change in estimated fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments that are included in the Company’s consolidated statement of operations for the three months ended March 31, 2012, December 31, 2011, and for the period from July 27, 2011(commencement of operations) through September 30, 2011.

	Three months ended		For the period from July 27, 2011 (commencement of operations) through September 30, 2011
	March 31, 2012	December 31, 2011
Realized gain on RMBS	$6,769	$550	335
Unrealized gain on RMBS	5,950	3,765	(1,283)
Realized loss on derivative instruments	(749)	(515)	(115)
Unrealized loss on derivative instruments	(569)	(3,138)	(108)

Total	$11,401	$662	$(1,171)

In order to mitigate interest rate risk resulting from the Company’s repurchase agreements, the Company entered into Swaps with an aggregate notional amount of $410,000. While not designated as a hedge for accounting purposes, the Company’s Swaps are viewed as an economic hedge on a portion of the Company’s floating-rate borrowings. Since the Company does not apply hedge accounting for its Swaps, it records the change in estimated fair value related to such agreements in earnings as unrealized gain or loss on derivative transactions. Included in realized gain or loss on derivative instruments are the net Swap payments (including accrued amounts) associated with the Company’s Swaps.

Expenses

General and Administrative Expenses. The Company incurred general and administrative expenses of approximately $1,488 for the three months ended March 31, 2012, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense. The Company incurred management fee expense of approximately $797 for the three months ended March 31, 2012, of which $797 was payable to the Manager under the Management Agreement at March 31, 2012. Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in cash) quarterly in arrears.

The management fees, expense reimbursements and the relationship between the Manager and the Company are discussed further in Note 7, “Related Party Transactions,” to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Dividends

The following table presents cash dividends declared by the Company on its common stock from July 27, 2011 (commencement of operations) through March 31, 2012:

Declaration Date	Record Date	Payment Date	Amount per Share
March 6, 2012	March 31, 2012	April 30, 2012	$0.75
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

Subsequent Events

Public Offering. On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of common stock at a price of $18.00 per share, raising net proceeds of approximately $249,500. From April 1, 2012 through April 30, 2012, the Company purchased Agency RMBS of approximately $1,422,099 and non-Agency RMBS of approximately $90,139, and entered into Swaps with an aggregate notional amount of $515,000, a weighted average fixed pay rate of 1.25% and a weighted average term of 5.6 years. These investments were funded using the proceeds from the public offering on a leveraged basis and, to a lesser extent, with funds generated from investing and operating activities.

Liquidity and Capital Resources

General

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

The Company’s primary sources of liquidity are as follows:

Cash Generated from Public Offering

On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of its common stock at a price of $18.00 per share, generating net proceeds of approximately $249,500.

Borrowing under Various Financing Arrangements

As of March 31, 2012, the Company had master repurchase agreements with 18 counterparties representing over $4 billion of potential funding capacity, and is in discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. The Company had borrowings under repurchase agreements with 14 counterparties at March 31, 2012. The following tables present the Company’s borrowings by type of collateral pledged as of March 31, 2012, December 31, 2011 and September 30, 2011, respectively and the respective effective cost of funds for the periods then ended:

	March 31, 2012
Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
Agency RMBS	$1,040,848	$1,094,737	0.3%	0.7%
Non-Agency RMBS	130,329	180,201	1.9	2.0

Total	$1,171,177	$1,274,938	0.5%	0.8%

(1)	Includes $8,095 and $3,046 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.
(2)	The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on Swaps of $749. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

	December 31, 2011
Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
Agency RMBS	$1,002,626	$1,055,631	0.4%	0.7%
Non-Agency RMBS	77,369	112,650	1.8	1.8

Total	$1,079,995	$1,168,281	0.5%	0.8%

(1)	Includes $3,490 and $2,075 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.
(2)	The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on Swaps of $600. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

	September 30, 2011
Collateral	Principal Balance	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
Agency RMBS	$345,736	$362,295	0.3%	0.4%
Non-Agency RMBS	46,837	64,269	1.7	1.8

Total	$392,573	$426,534	0.5%	0.6%

(1)	Includes $261 and $855 of cash collateral for Agency RMBS and non-Agency RMBS, respectively.
(2)	The effective cost of funds for the period presented is calculated on an annualized basis and includes interest expense for the period and net payments on Swaps of $115. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

As of March 31, 2012, across the Company’s repurchase facilities for Agency RMBS, the amount which the collateral value must exceed the loan amount, known as the haircut, ranges from a low of 3% to a high of 5.5% and for non-Agency RMBS ranges from a low of 10% to a high of 50%. Declines in the value of the Company’s RMBS portfolio can trigger margin calls by the Company’s lenders under its repurchase agreements. An event of default or termination event would give some of the Company’s counterparties the option to terminate all existing repurchase transactions with the Company and require any amount due to the counterparties by the Company to be payable immediately.

Under the repurchase agreements, the respective lenders retain the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets would require the Company to provide additional collateral or fund margin calls. In addition, the repurchase agreements are subject to certain financial covenants. The Company was not aware of any non-compliance with these covenants at March 31, 2012. RMBS held by counterparties as security for repurchase agreements totaled $1,263,797 and RMBS held as a component of clearing margin totaled $4,608 at March 31, 2012. Cash collateral held by counterparties at March 31, 2012 was $18,749, reported on the Company’s balance sheet as “restricted cash,” comprised of $11,141 held in connection with repurchase borrowings and $7,608 was held by the Company’s Swap counterparties.

The Company had approximately $93 of unsettled securities as of March 31, 2012 which would have increased its total outstanding borrowing balance at each period if the purchases had been settled with repurchase agreements.

Cash Generated from Operations

The Company’s operating activities provided net cash of approximately $7,318 for the three months ended March 31, 2012. The cash provided by operating activities was primarily a result of the Company’s operating income during its initial period of operations.

The Company’s investing activities used net cash of $134,699 for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company utilized cash to purchase $627,032 in RMBS which was offset by proceeds from asset sales of $460,393 and principal payments of $31,940.

Other Potential Sources of Financing

The Company held cash of approximately $41,340 at March 31, 2012. The Company’s primary sources of cash currently consist of repurchase facility borrowings and investment income. In the future, the Company expects its primary sources of liquidity to consist of payments of principal and interest the Company receives on its portfolio of assets, unused borrowing capacity under its financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

The Company’s contractual obligations including expected interest payments as of March 31, 2012 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$1,171,818	—	—	—	$1,171,818

Total	$1,171,818	—	—	—	$1,171,818

The tables above do not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments.

In July 2011, the Company entered into the Management Agreement with the Manager pursuant to which the Manager is entitled to receive a management fee and reimbursement of certain expenses.

Pursuant to the Management Agreement, the Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity of the Company (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are officers of the Company, will receive no cash compensation directly from the Company. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the affairs of the Company and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the affairs of the Company based on the percentage of time devoted by such personnel to the affairs of the Company. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to the Manager are made in cash on a monthly basis following the end of each month. The Company’s reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on July 27, 2014 (the third anniversary of the closing of the IPO) and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent directors of the Company, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the independent directors of the Company. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

Dividends

The Company intends to make regular quarterly dividend distributions to holders of its common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company intends to pay regular quarterly dividends to its stockholders in an amount equal to the net taxable income of the Company, if and to the extent authorized by its board of directors. Before the Company pays any dividend, whether for U.S. federal income tax purposes or otherwise, the Company must first meet both its operating requirements and debt service on its repurchase agreements and other debts payable. If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Non-GAAP Financial Measures

Effective Cost of Funds

Effective Cost of Funds for the three months ended March 31, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The Company’s believes that this measure presented in this quarterly report on Form 10-Q, when considered together with GAAP financial measures, provides information that is useful to investors in understanding the Company’s borrowing costs and net interest income, as viewed by the Company. An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

Effective Cost of Funds includes the net interest component related to the Company’s Swaps. While the Company has not elected hedge accounting for its Swaps, such derivative instruments are viewed by the Company as an economic hedge against increases in future market interest rates, and therefore the Effective Cost of Funds reflects interest expense adjusted to include the realized gain (i.e., the interest expense component) for all of the Company’s Swaps.

The following table reconciles the Effective Cost of Funds with interest expense for the three months ended March 31, 2012 (dollar amounts in thousands):

	For the Three Months Ended March 31, 2012
	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$1,361	0.50%
Adjustment:
Net interest paid for Swaps	749	0.27%

Effective Borrowing Costs	$2,110	0.77%

Weighted average repurchase borrowings	1,099,145

Operating Earnings

The Company’s Operating Earnings was $8,048 for the three months ended March 31, 2012. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as GAAP net income as adjusted, excluding (i) non-cash equity compensation expense; (ii) any unrealized gains, losses or other non-cash items; (iii) any realized gain or loss on sale of RMBS; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Company, the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to reflect the net Swap interest income (expense). Operating Earnings allows the Company to isolate the interest income (expense) associated with the Company’s Swaps in order to monitor and project the Company’s borrowing costs and interest rate spread. In addition, the Company utilizes Operating Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedge ratios, as well as the overall structure of the portfolio. The Company believes that the presentation of Operating Earnings is useful to investors because Operating Earnings isolates the net Swap interest income (expense) which provides investors with an additional metric to identify trends in the Company’s portfolio as they relate to the interest rate environment. The Company also believes that its investors use Operating Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.

The primary limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes the effects of net realized gain (loss) from investments. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.

The table below summarizes the reconciliation from Net Income to Operating Earnings:

For the three months ended March 31, 2012
Net Income – GAAP	$20,120
Adjustments
Non-cash stock-based compensation expense	78
Unrealized gain on RMBS	(5,950)
Unrealized loss on derivatives	569
Realized gain on sale of RMBS	(6,769)

Total adjustments	(12,072)

Operating Earnings	$8,048

Basic and Diluted Operating Earnings per Share of Common Stock	$0.78

Basic and diluted weighted average common shares outstanding	10,301,250

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

Interest Rate Effect on Net Interest Income

The Company’s operating results will depend in large part on differences between the income earned on its assets and its cost of borrowing costs. The cost of the Company’s borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, the Company’s borrowing costs generally will increase (1) while the yields earned on the Company’s leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on the Company’s leveraged adjustable-rate and hybrid mortgage assets, which could result in a decline in the Company’s net interest spread and net interest margin. The severity of any such decline would depend on the Company’s asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of the Company’s assets. If any of these events happen, the Company could experience a decrease in net income or incur a net loss during these periods, which could adversely affect the Company’s liquidity and results of operations.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments, including Swaps, and net interest income at March 31, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilizes the Manager’s assumptions, models and estimates, which are based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.8)%	(0.3)%
+0.50%	(1.8)%	0.1%
-0.50%	(7.3)%	(0.1)%
-1.00%	(17.0)%	(0.6)%

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2012. The analysis presented utilizes assumptions and estimates based on the Manager’s judgment and experience. Furthermore, while the Company generally expects to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change the Company’s interest rate risk profile.

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

If a counterparty to a Swap cannot perform under the terms of the Swap, the Company may not receive payments due under that agreement, and thus, the Company may lose any unrealized gain associated with the Swap. The Company may also risk the loss of any collateral the Company has pledged to secure the Company’s obligations under Swap if the counterparty becomes insolvent or files for bankruptcy. In addition, the Swap would no longer mitigate the impact of changes in interest rates as intended.

Funding Risk

The Company has financed a substantial majority of its RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of its potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.

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

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period ended March 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, the Company was not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the three months ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

3.2	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333- 175824).

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

May 11, 2012
	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)