Form 10-Q
period 2012-06-30
Apollo Residential Mortgage, Inc.
filed 2012-08-10
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 8, 2012, there were 24,184,410 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	June 30, 2012	December 31, 2011
	Unaudited
Assets:
Cash	$101,631	$44,407
Restricted cash	38,461	10,402
Residential mortgage-backed securities, at fair value ($2,837,108 and $1,167,487 pledged as collateral, respectively)	3,009,971	1,240,472
Investment related receivable	156,550	116,678
Interest receivable	8,805	3,908
Deferred financing costs, net	448	455
Interest rate swaps	—	235
Other assets	108	370

Total Assets	$3,315,974	$1,416,927

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$2,631,101	$1,079,995
Investment related payable	166,155	121,144
Accrued interest payable	2,707	1,123
Interest rate swaps	17,608	3,481
Accounts payable and accrued expenses	1,983	1,534
Payable to related party	3,124	1,974
Dividends payable	18,184	3,090

Total Liabilities	$2,840,862	$1,212,341

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value, 450,000,000 shares authorized, 24,182,847 and 10,271,562 shares issued and outstanding , respectively	$242	$103
Preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares outstanding	—	—
Additional paid-in capital	452,849	203,101
Retained earnings	22,021	1,382

Total Stockholders’ Equity	$475,112	$204,586

Total Liabilities and Stockholders’ Equity	$3,315,974	$1,416,927

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands—except per share data)

	Three months ended June 30, 2012	Six months ended June 30, 2012
Net Interest Income:
Interest income	$21,990	$34,353
Interest expense	(2,871)	(4,232)

Net Interest Income	19,119	30,121

Other Income (Loss):
Realized gain on sale of residential mortgage-backed securities, net	11,614	18,383
Unrealized gain on residential mortgage-backed securities, net	14,598	20,548
Loss on derivative instruments (includes $13,792 and $14,362 of unrealized losses, respectively)	(15,515)	(16,833)
Interest income on cash balances	7	9

Other Income, net	10,704	22,107

Operating Expenses:
General and administrative (includes $90 and $168 non-cash stock based compensation, respectively)	(1,865)	(3,353)
Management fee – related party	(1,558)	(2,355)

Total Operating Expenses	(3,423)	(5,708)

Net income available to Common Stock and Participating Securities	$26,400	$46,520

Earnings per Common Share – Basic and Diluted	$1.24	$2.94

Dividends Declared per Share of Common Stock	$0.75	$1.50

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Common Stock		Additional Paid-	Retained
	Shares	Par	In Capital	Earnings	Total
Balance at January 1, 2012	10,271,562	$103	$203,101	$1,382	$204,586
Issuance of common stock, net of expenses	13,900,000	139	249,580	—	249,719
Grant of restricted stock to independent directors	8,160	—	—	—	—
Issuance of vested stock	3,125	—	—	—	—
Vesting of restricted stock	—	—	168	—	168
Net income	—	—	—	46,520	46,520
Dividends on common stock	—	—	—	(25,881)	(25,881)

Balance at June 30, 2012	24,182,847	$242	$452,849	$22,021	$475,112

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

Six months ended June 30, 2012
Cash flows used in operating activities:
Net income	$46,520
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	400
Amortization of deferred financing costs	105
Equity based compensation expense	168
Unrealized gain on mortgage-backed securities	(20,548)
Unrealized loss on derivative instruments	14,362
Realized gain on sale of mortgage-backed securities	(18,383)
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(5,003)
Decrease in other assets	262
Decrease in accrued interest payable	1,584
Decrease in accounts payable and accrued expenses	448
Decrease in payable to related party	1,010

Net cash provided by operating activities	$20,925

Cash flows used in investing activities:
Purchase of mortgage-backed securities	$(2,770,574)
Proceeds from sale of mortgage-backed securities	920,957
Principal payments received on mortgage-backed securities	78,879

Net cash used in investing activities	$(1,770,738)

Cash flows from financing activities:
Payment of offering costs	$(377)
Proceeds from repurchase agreement borrowings	5,922,581
Repayments of repurchase agreement borrowings	(4,326,460)
Increase in restricted cash	(28,059)
Deferred financing costs	(61)
Payment of dividends	(10,787)
Proceeds from issuance of common stock	250,200

Net cash provided by financing activities	$1,807,037

Net increase in cash	$57,224
Cash beginning of period	44,407

Cash end of period	$101,631

Supplemental disclosure of operating cash flow information:
Interest paid	$3,378

Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased) / sold not settled, net	$(9,606)

Dividends declared, not yet paid	$18,176

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; references to “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “ non-Agency RMBS “ refer to RMBS that are not issued or guaranteed by the Agencies; references to “ARMs” refers to adjustable rate mortgages and “Alt-A mortgage loans” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; references to “ARM-RMBS” refer to RMBS collateralized by ARMs; and references to “Agency IOs” and “Agency IIOs,” which are reported on the consolidated balance sheets as Agency RMBS, refer to Agency interest-only and Agency inverse interest-only securities, which securities receive some or all of the interest payments, but no principal payments, made on a related series of Agency assets, based on a notional principal balance.

Note 1 – Organization

Apollo Residential Mortgage, Inc. (together with its consolidated subsidiaries, is referred to throughout this report as the “Company”) operates as a residential real estate investment trust (“REIT”) that invests on a leveraged basis in residential mortgage assets in the United States. The Company’s asset portfolio currently consists of Agency RMBS, including Agency IOs and Agency IIOs, and non-Agency RMBS. Over time, the Company may invest in a broader range of other residential mortgage and mortgage related assets, including, but not limited to, mortgage servicing rights.

The Company was organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. The Company is externally managed and advised by ARM Manager, LLC (referred to as the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo”).

The Company intends to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 2011. The Company also operates its business in a manner that allows the Company not to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements include the accounts of the Company and those of its consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012. The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

The Company currently operates as one business segment.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

(b) Cash

The Company considers all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. At times such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

(c) Restricted cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s interest rate swaps (“Swaps”) and repurchase agreements. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under the Company’s Swaps and repurchase agreements, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.

Classification of mortgage-backed securities and valuations of financial instruments

(d) Residential Mortgage-backed securities

The Company’s RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency IIO securities representing interest in or obligations backed by pools of mortgage loans. The Company has elected the fair value option for all of its RMBS at the date of purchase, which permits it to measure these securities at estimated fair value with the change in estimated fair value included as a component of earnings. The Company believes that the election of the fair value option for the Company’s RMBS portfolio improves financial reporting by aligning the presentation for the change in the estimated fair value of the RMBS portfolio with the related economic interest rate hedges without having to apply complex hedge accounting provisions.

(e) Balance Sheet Presentation

The Company’s RMBS purchases and sales are recorded on the trade date. The Company’s RMBS pledged as collateral against borrowings under repurchase agreements are included in “residential mortgage-backed securities” on the consolidated balance sheet, with the fair value of such securities pledged disclosed parenthetically.

(f) Valuation of financial instruments

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

Level II — Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The level in the fair value hierarchy, within which a fair measurement in its entirety falls, is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, the Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates. Because broker quotes are non-binding and therefore are only indicative of fair value, the Manager performs additional analysis on prices received based on broker quotes to validate the prices and adjustments may be made as deemed necessary by management to capture current market information.

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

The Company determines the estimated fair value of derivative financial instruments based on market valuations obtained from a third party with expertise in valuing such instruments.

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

Any changes to the valuation methodology will be reviewed by the Manager to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company anticipates that its valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

(g) Interest income recognition

Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and current coupon interest rate. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will adjust the amortization on a retrospective basis. For Agency IO securities, the income is accrued based on the amortized cost and the effective yield. Cash received is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For Agency IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Interest income on the non-Agency RMBS that were purchased at a discount to par value and/or were rated below AA at the time of purchase is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore, actual maturities of the securities are generally shorter than stated contractual maturities.

(h) Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized using the effective interest rate method over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense.

(i) Earnings per share

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

The remaining earnings are allocated to common stockholders and participating securities, to the extent that each security shares in earnings, as if all of the earnings for the period had been distributed. Each total is then divided by the applicable number of shares to arrive at basic earnings per share. For the diluted earnings, the denominator includes all outstanding common shares and all potential common shares assumed issued if they are dilutive. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of these potential common shares.

(j) Hedging instruments and hedging activities

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, currently comprised of Swaps, as part of its interest rate risk management to hedge the interest rate risk associated with its borrowings. Derivatives, which are currently comprised of Swaps, are used for hedging purposes rather than speculation. The Company determines the estimated fair value of its hedging instruments based on quotations from a third party. If the Company’s hedging activities do not achieve the desired results, reported earnings may be adversely affected.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. The Company has not elected hedge accounting for its derivative instruments, as a result, the fair value adjustments for such derivatives are recorded in earnings.

The Company does not apply hedge accounting for these derivative instruments and, as a result records the change in estimated fair value in earnings. The change in estimated fair value, along with the related interest income or interest expense, is reported as gain/(loss) on derivative instruments.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

(k) Repurchase agreements

RMBS financed under repurchase agreements are treated as collateralized financing transactions, unless they meet sale treatment. Securities financed through a repurchase agreement will remain on the Company’s consolidated balance sheet as an asset and cash received from the lender will be recorded on the Company’s consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

(l) Share-based payments

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

(m) Income taxes

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

The Company may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate-related activities and are subject to federal and state income tax at regular corporate tax rates.

(n) Recent accounting pronouncements

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

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position (i.e., the balance sheet) but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amends disclosure requirements for significant transfers between Level I and Level II and now requires disclosure of all transfers between Levels I and II in the fair value hierarchy. The update is effective for interim and annual periods beginning after December 15, 2011 for public entities with the amendments to be applied prospectively. The impact of the guidance is primarily limited to enhanced disclosure, where applicable and, therefore the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued guidance with respect to the presentation of comprehensive income, which allows an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Either presentation requires the presentation on the face of the financial statements any reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. This guidance requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this guidance. The Company’s adoption of the guidance and deferral of the effective date with respect to such guidance beginning on January 1, 2012 did not have any impact on the Company’s consolidated financial statements, as the Company had no items included in OCI.

Accounting Standards to be Adopted in Future Periods

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transaction subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on the Company’s financial statements.

Note 3 – Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS and as a result, all changes in the estimated fair value of such securities are reflected in its results of operations.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The following tables present the Company’s financial instruments carried at fair value as of June 30, 2012 and December 31, 2011, based upon the consolidated balance sheet by the valuation hierarchy:

	June 30, 2012 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
RMBS	$—	$2,642,146	$367,825	$3,009,971
Swaps	—	—	—	—

Total	$—	$2,642,146	$367,825	$3,009,971

Liabilities
Swaps	$—	$17,608	$—	$17,608

Total	$—	$17,608	$—	$17,608

	December 31, 2011 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
RMBS	$—	$1,128,126	$112,346	$1,240,472
Swaps	—	235	—	235

Total	$—	$1,128,361	$112,346	$1,240,707

Liabilities
Swaps	$—	$3,481	$—	$3,481

Total	$—	$3,481	$—	$3,481

The Company’s non-Agency RMBS are measured at fair value, based upon broker quotes and are considered to be Level III measurements of fair value. The following table presents additional information about the Company’s non-Agency RMBS:

	Six Months Ended June 30, 2012	From July 27, 2011 through December 31, 2011
Beginning balance	$112,346	$—
Purchases	301,131	120,642
Sales	(38,058)	(2,766)
Principal repayments	(22,870)	(6,218)
Total net gains / (losses) included in net income
Realized gains/(losses), net	3,532	91
Unrealized gains/(losses), net (1)	1,374	(3,263)
Premium and discount amortization, net	10,370	3,860

Ending balance	$367,825	$112,346

(1)	Includes unrealized losses of $2,755 and $2,120 that have been reclassified as other-than-temporary impairments as of June 30, 2012 and December 31, 2011, respectively.

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheet, at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	$2,631,101	$2,632,213	$1,079,995	$1,079,429

To determine estimated fair value of the Company’s borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at market interest rates, which rates are based upon actual transactions executed by the Company or based on London Interbank Offer Rate(s) (“LIBOR”) observed in the market. The Company’s repurchase borrowings are classified as Level III in the fair value hierarchy. The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s borrowings under repurchase agreements had a weighted average remaining term to maturity of 30 days and 27 days at June 30, 2012 and December 31, 2011, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 4 – Residential Mortgage-Backed Securities

The following tables present certain information about the Company’s investment portfolio at June 30, 2012 and December 31, 2011:

June 30, 2012
	Principal Balance (1)	Unamortized Premium (Discount), Net	Amortized Cost (1) (2)	Estimated Fair Value (1)	Unrealized Gain/ (Loss )	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
3.5%—4.0%	$1,089,852	$67,889	$1,157,741	$1,168,251	$10,510	3.9%	2.7%
>4.0% to 5.0%	316,693	20,456	337,149	347,034	9,885	4.5%	3.0%

	1,406,545	88,345	1,494,890	1,515,285	20,395	4.0%	2.8%

15-20 Year Mortgages
Coupon Rate:
3% to 3.5%	1,038,220	55,242	1,093,462	1,098,930	5,468	3.3%	2.2%

ARMs	—	—	—	—	—	—%	—%

Agency IOs and IIOs (4)	—	—	28,195	27,931	(264)	3.0%	6.4%

Total Agency	$2,444,765	$143,587	$2,616,547	$2,642,146	$25,599	4.1%	2.6%

Non-Agency RMBS	558,565	(193,045)	365,520	367,825	2,305	1.3%	8.4%

Total	$3,003,330	$(49,458)	$2,982,067	$3,009,971	$27,904	3.6%	3.3%

December 31, 2011
	Principal Balance (1)	Unamortized Premium (Discount), Net	Amortized Cost (1) (2)	Estimated Fair Value (1)	Unrealized Gain/ (Loss )	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
4.0%	$238,884	$13,243	$252,127	$252,322	$194	4.0%	2.9%
>4% to 5%	441,897	29,900	471,797	477,315	5,519	4.7%	2.9%
>5% to 5.5%	40,824	3,444	44,268	44,514	246	5.5%	3.0%

	721,605	46,587	768,192	774,151	5,959	4.5%	2.9%

15- Year Mortgages
Coupon Rate:
3.5%	107,878	5,055	112,933	113,886	953	3.5%	2.4%

ARMs	214,438	10,127	224,565	224,422	(143)	2.8%	1.5%

Agency IOs and IIOs (4)			16,198	15,667	(531)	4.4%	13.2%

Total Agency	$1,043,921	$61,769	$1,121,888	$1,128,126	$6,238	4.1%	2.7%

Non-Agency RMBS	198,257	(84,275)	113,982	112,346	(1,636)	1.0%	13.0%

Total	$1,242,178	$(22,506)	$1,235,870	$1,240,472	$4,602	3.6%	3.7%

(1)	Includes unsettled purchases with an aggregate cost of $160,168 and $121,019 at June 30, 2012 and December 31, 2011, respectively and estimated fair value of $165,690 and $121,294, respectively at such dates.
(2)	Amortized cost is reduced by unrealized losses that are reclassified as other-than-temporary impairments. The Company recognized other-than-temporary impairments of $2,755 for the six months ended June 30, 2012 and $2,120 as of December 31, 2011.
(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.
(4)	Agency IOs and Agency IIOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The components of the carrying value of the Company’s investment portfolio at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Principal balance (1)	$3,003,330	$1,242,178
Amortized Cost – Agency IOs and Agency IIOs	28,195	16,198
Unamortized premium	143,587	61,769
Unamortized discount (1)	(193,045)	(84,275)
Gross unrealized gains	31,907	7,766
Gross unrealized losses	(4,003)	(3,164)

Estimated fair value	$3,009,971	$1,240,472

(1)	Amounts presented as of December 31, 2011 have been adjusted to conform to the current period’s presentation, which do not include the notional balance and corresponding unamortized discount relative to the notional amount of Agency IOs and Agency IIOs .

Included in the Company’s RMBS as of June 30, 2012 and December 31, 2011, were Agency RMBS with a fair value of $256,854 and $251,427, respectively which were in an unrealized loss position of $1,490 and $1,224, respectively. As of June 30, 2012 and December 31, 2011, the Company held non-Agency RMBS with a fair value of $164,473 and $57,014, respectively which were in an unrealized loss position of $2,513 and $1,940, respectively. As of June 30, 2012 and December 31, 2011, the Company held no investments in an unrealized loss position for greater than one year. At June 30, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Coupon Interest	Net (Premium Amortization)/Discount Accretion (1)	Interest Income	Coupon Interest	Net (Premium Amortization)//Discount Accretion (1)	Interest Income
Agency RMBS	$21,559	$(7,543)	$14,016	$33,149	$(10,770)	$22,379
Non-Agency RMBS	1,051	6,923	7,974	1,604	10,370	11,974

Total	$22,610	$(620)	$21,990	$34,753	$(400)	$34,353

(1)	The amount of premium amortization and discount accretion, on Agency RMBS reflects the Company’s estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects the Company’s estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

Note 5 – Borrowings Under Repurchase Agreements

As of June 30, 2012, the Company had master repurchase agreements with 19 counterparties to finance a substantial portion of its RMBS portfolio, and was in discussions with other financial institutions in order to potentially provide the Company with additional financing capacity. As of June 30, 2012, the Company had borrowings under repurchase agreements with 17 counterparties. At June 30, 2012 and December 31, 2011, the Company had approximately $448 and $455 respectively of deferred financing costs, net of amortization, included on the consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The repurchase agreements bear interest at a contractually agreed-upon rate and typically have terms ranging from one month to three months, but in some cases have terms up to twelve months. The Company’s repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets.

The following table summarizes certain characteristics of the Company’s repurchase agreements at June 30, 2012:

RMBS Pledged	Repurchase Agreement Borrowing	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$2,376,543	0.4%	26
Non-Agency RMBS	254,558	1.9	59

Total	$2,631,101	0.5%	30

The following table summarizes certain characteristics of the Company’s repurchase agreements at December 31, 2011:

RMBS Pledged	Repurchase Agreement Borrowing	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,002,626	0.4%	25
Non-Agency RMBS	77,369	1.8	23

Total	$1,079,995	0.5%	27

Note 6 – Collateral Positions

The following tables summarize all of the Company’s collateral positions, reflecting assets pledged with respect to its borrowings under repurchase agreements, Swaps and clearing margin account at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,493,361	$2,468,073	$7,383	$2,500,744
Non-Agency RMBS	339,146	336,823	263	339,409
Cash	14,550	—	—	14,550

	2,847,057	2,804,896	7,646	2,854,703

Cash pledged for Swaps	23,911	—	—	23,911
Agency RMBS pledged for clearing margin	4,601	4,573	2	4,603

Total	$2,875,569	$2,809,469	$7,648	$2,883,217

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

	December 31, 2011
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,052,141	$1,045,749	$3,303	$1,055,444
Non-Agency RMBS	110,575	112,191	50	110,625
Cash	5,565	—	—	5,565

	1,168,281	1,157,940	3,353	1,171,634

Cash pledged for Swaps	4,837	—	—	4,837
Agency RMBS pledged for clearing margin	4,771	4,765	15	4,786

Total	$1,177,889	$1,162,705	$3,368	$1,181,257

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, the Company is required to provide additional collateral or repay a portion of the borrowing. In addition, a number of repurchase agreements and Swaps are subject to certain financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company. The Company was in compliance with all of its financial covenants at June 30, 2012.

Note 7 – Derivative Instruments

The Company’s repurchase agreements bear interest at rates that have historically moved in close relationship to LIBOR. As such, the Company is exposed to changing interest rates, which affects cash flows associated with its borrowings. The Company enters into derivative instruments, which to date are comprised of Swaps, to mitigate its exposure to changes in interest rates. The Company’s Swaps involve the receipt of variable-rate interest amounts from a counterparty in exchange for the Company making payments based on a fixed interest rate over the life of the Swap.

While the Company has not elected to account for its derivative instruments as “hedges” under GAAP, it does not use derivatives for speculative purposes, but rather uses such instruments to manage interest rate risk and views such instruments as economic hedges. Changes in the estimated fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The Company’s derivative instruments consist of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps, assets	$—	$—	$80,000	$235
Swaps, liabilities	995,000	(17,608)	265,000	(3,481)

Total derivative instruments	$995,000	$(17,608)	$345,000	$(3,246)

The following table summarizes the average fixed pay rate and average maturity for the Company’s Swaps as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$—	—%	—	$25,000	0.6%	2.7
Greater than 3 years and less than 5 years	905,000	1.2	4.7	310,000	1.4	4.8
Greater than 5 years	90,000	2.1	9.8	10,000	2.4	9.9

Total	$995,000	1.3%	5.1	$345,000	1.3%	4.8

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and six months ended June 30, 2012:

		Gain (loss) recognized in income for the
Derivative Instrument	Location of Gain (Loss) Recognized in Income	Three months ended June 30, 2012	Six months ended June 30, 2012
Swaps	Loss on derivative instruments – realized*	$(1,723)	$(2,471)
Swaps	Loss on derivative instruments – unrealized	(13,792)	(14,362)

Total		$(15,515)	$(16,833)

*	Realized losses represent the net interest paid or due for Swaps and net termination gain/loss during the period.

The Company’s agreements with certain of its derivative counterparties contain certain financial covenants. Through June 30, 2012, the Company was in compliance with the terms of all such financial covenants.

The Company has minimum collateral posting thresholds with certain of its Swap counterparties, for which it typically pledges cash. (See Note 6.) If the Company had breached any of these provisions at June 30, 2012 and December 31, 2011, respectively, it could have been required to settle its obligations under the agreements at their termination value of approximately $18,843 and $3,646, which amounts reflect the estimated fair value of the Company’s Swaps that were in a liability position, plus accrued interest.

Note 8 – Related Party Transactions

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

For the three and six months ended June 30, 2012, the Company incurred approximately $1,558 and $2,355, respectively in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. For the three and six months ended June 30, 2012, the Company recorded expenses of $1,519 and $2,604, respectively related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At June 30, 2012 and December 31, 2011, approximately $1,558 and $784 for management fees incurred but not yet paid were included in payable to related party on the consolidated balance sheet.

Note 9 – Share-Based Payments

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

As of June 30, 2012, a total of 28,160 shares of restricted common stock and 36,250 RSUs were granted and outstanding pursuant to the LTIP, of which 5,000 and 7,718 were vested at such date. At June 30, 2012, the Company had unrecognized compensation expense of $423 and $511 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years. As of June 30, 2012, the Company had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.

For the three and six months ended June 30, 2012, the Company recognized stock-based compensation expense of $90 and $168, respectively, granted 8,160 shares of restricted stock and 5,000 RSUs.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

Note 10 – Stockholders’ Equity

(a) Dividends Declared

For the six months ended June 30, 2012, the Company’s board of directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend per share
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	0.75

(b) Public offering of common stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the six months ended June 30, 2012:

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
April 20, 2012	13,900,000	$18.00	$250,200	(1)

(1)	The Company raised net equity capital of $249,719 after expenses of $481.

Note 11 – Net Income per Common Share

The Company applies the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under the two-class method, during periods of net income, the net income is first reduced for dividends declared on all classes of securities to arrive at undistributed earnings. During periods of net losses, the net loss is reduced for dividends declared on participating securities only if the security has the right to participate in the earnings of the entity and an objectively determinable contractual obligation to share in net losses of the entity.

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(in thousands—except share and per share data)

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and six months ended June 30, 2012:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$26,400	$46,520

Denominator:
Weighted average shares of common stock outstanding	21,280,649	15,776,887
Weighted average participating securities	26,563	27,344

Denominator for basic and diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	21,307,212	15,804,231

Basic and diluted net income per weighted average share of common stock	$1.24	$2.94

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Amounts in thousands – except share and per share data)

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the 1940 Act; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of its future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to the Company. See Item “1A—Risk Factors” of the Company’s annual report on Form 10-K for the year ended December 31, 2011. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that the Company files with the SEC, could cause its actual results to differ materially from those included in any forward-looking statements the Company makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect the Company. Except as required by law, the Company is not obligated to, and does not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes to the Company’s consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in the Company’s annual report on Form 10-K filed for the year ended December 31, 2011.

Overview

The Company, organized as a Maryland corporation, is structured as a holding company and conducts its businesses primarily through ARM Operating, LLC and its other operating subsidiaries. The Company intends to elect and qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company operates its business in a manner that it believes permits it not to register as an investment company under the 1940 Act. The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo.

On July 27, 2011, the Company completed its IPO, pursuant to which it sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share generating gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the concurrent private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds from the Company’s IPO and concurrent private placement, after the payment of offering costs of approximately $1,939, were approximately $203,061. On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of common stock at a price of $18.00 per share, raising net proceeds of approximately $249,719.

The Company invests in residential mortgage assets throughout the United States. The Company’s portfolio is currently comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral includes fixed-rate mortgages and ARMs), Agency IOs and Agency IIOs, and (ii) non-Agency RMBS. Over time, the Company expects that it may invest in residential mortgage loans and other residential mortgage related assets, including mortgage servicing rights. The Company refers, collectively, to the assets it targets for acquisition as its “target assets”. At June 30, 2012, the Company’s portfolio was comprised of approximately $2,642,146 Agency RMBS and $367,825 non-Agency RMBS.

The Company uses leverage, currently comprised of borrowings under repurchase agreements, as part of its business strategy in order to increase potential returns to stockholders. As of June 30, 2012, the Company had entered into master repurchase agreements with 19 counterparties representing $7.1 billion of potential funding capacity, and, as a matter of routine business continues to have discussions with additional financial institutions with respect to expanding its repurchase agreement capacity. As of June 30, 2012, the Company had $2,631,101 of borrowings outstanding under its repurchase agreements collateralized by $2,493,361 Agency RMBS and $339,146 non-Agency RMBS. At June 30, 2012, the Company had Swaps of $995,000, which effectively fix the floating interest rate for a corresponding amount of borrowings under its repurchase agreements.

Factors Impacting the Company’s Operating Results

The Company’s results of operations are primarily driven by, among other things, its net interest income, the market value of its assets, the supply and demand for RMBS in the market place, the terms and availability of adequate financing, general economic and real estate conditions (both on national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of its non-Agency RMBS. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing rates which impact interest expense and prepayment speeds on the Company’s RMBS, the behavior of which involves various risks and uncertainties. Interest rates and constant prepayment rates (“CPR”) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, the Company’s borrowing costs and credit lines are further affected by the collateral pledged and general conditions in the credit market. The Company’s overall performance is affected by a number of factors, many of which are beyond its control.

Premiums arise when the Company purchases a security at a price in excess of the principal balance of the mortgages securing such RMBS (i.e., par value). Conversely, discounts arise when the Company purchases RMBS at a price below the principal balance of the mortgages securing such RMBS. Premiums paid on the Company’s

RMBS are amortized against interest income and accretable purchase discounts are accreted to interest income over the life of the security. The speeds at which premiums are amortized and discounts accreted are significantly impacted by the CPR for each security. CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, the CPR reflects conditional repayment rates (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS, and the conditional default rates (or CDR), which measures involuntary prepayments resulting from defaults. CPRs on Agency RMBS and non-Agency RMBS may differ significantly.

Recent Market Conditions and the Company’s Strategy

On April 20, 2012, the Company completed a follow-on public offering of its common stock, issuing 13,900,000 shares, generating net proceeds of $249,719, after expenses. Using the proceeds of this transaction the Company grew its Agency RMBS and non-Agency RMBS portfolio, as reflected in the increase in the RMBS portfolios to $3,009,971 at June 30, 2012, from $1,336,536 at March 31, 2012.

During the three months ended June 30, 2012, the Company primarily invested in fixed-rate Agency RMBS, non-Agency RMBS and Agency IOs, purchasing $2,084,331, $199,984, and $25,286, respectively. The Company continued to execute its strategy of investing in certain lower coupon Agency RMBS with the objective of mitigating prepayment risk in the portfolio as market interest rates continued to move lower during the quarter. Consistent with this strategy, the Company sold $612,452 Agency RMBS, primarily comprised of higher coupon securities, realizing net gains of $11,510, and generally invested such proceeds in lower coupon Agency RMBS and in non-Agency RMBS.

Market prices for Agency RMBS generally increased during the second quarter of 2012, and mortgage spreads continued to tighten. While Agency RMBS continue to trade at historically high premiums, prepayments have remained low with respect to the Company’s portfolio relative to the overall marketplace, which the Company believes reflects the Company’s selective asset acquisition strategy. The Company continued to find value in Agency RMBS that are backed by pools of loans with underlying characteristics expected to mitigate prepayments, such as low loan balance and high loan-to-value.

With respect to its Agency IOs, the Company receives only the interest payments generated from such securities’ underlying mortgage payments. Unlike Agency RMBS, the market value of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn will increase the cash flow and the value of such securities; the inverse results apply with respect to decreases in market interest rates. The Company views its Agency IOs as an economic hedge against the impact that an increase in market interest rates would have on its Agency RMBS. Agency IOs comprise a relatively small portion of the Company’s RMBS portfolio at June 30, 2012, comprising $25,974, or 0.9% of the RMBS portfolio.

Over the course of the second quarter of 2012, the Company opportunistically reallocated a portion of its newly raised capital, which was initially invested in Agency RMBS, to non-Agency RMBS. With respect to non-Agency RMBS, the Company has increased its investments in securities backed by Alt-A mortgage loans, and mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment (“Option ARMs”).

During the second quarter of 2012, the Company continued its strategy of investing in certain non-Agency RMBS that it believes exhibit sufficient credit enhancement in the form of subordination, equity in the underlying property values or market discount to support the Company’s investment objectives. In particular, the Company continued to focus on non-Agency RMBS at the top of the capital structure, rather than second and third pay non-Agency RMBS, which the Company believes provide greater cash flow in the near term. During the three months ended June 30, 2012, the Company purchased non-Agency RMBS at a weighted average purchase price of 62.7% of par value. While the Company believes attractive non-Agency RMBS remain available in the marketplace, discounts to par have generally narrowed in the second quarter of 2012. Despite higher market prices and lower yields, the Company expects that loss-adjusted returns on non-Agency RMBS will continue to represent attractive investment opportunities.

Repurchase agreement funding for both Agency RMBS and non-Agency RMBS remained available at attractive market terms from an increasing number of counterparties during the second quarter of 2012. Typically, due to the credit risk inherent in non-Agency RMBS, repurchase agreement funding involving non-Agency RMBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, compared to repurchase agreement borrowings secured by Agency RMBS. At June 30, 2012, the Company had borrowings under repurchase agreements with 17 counterparties resulting in an overall debt-to-equity multiple of 5.5 times.

In general, the Company believes that Agency RMBS market remained strong during the second quarter of 2012, despite elevated risks associated with the continuing sovereign debt issues in Europe and continued risk of policy changes by government sponsored entities, the Federal Reserve and various state and federal regulatory bodies, which may adversely impact the residential mortgage market. The Company believes that the perceived credit quality of Agency RMBS along with relatively stable prepayments allowed the Company’s Agency RMBS to maintain their market value. To date, the Federal Reserve has continued with its accommodative stance with respect to monetary policy aimed at keeping interest rates low, and in June 2012 announced that the maturity extension program (“Operation Twist”), scheduled to end in June 2012, would be continued through December 2012.

Target Assets

The following is a summary of the assets that the Company targets for investment:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole pool RMBS, collateralized mortgage obligations, Agency IO, Agency IIO and Agency principal only (“Agency PO”) securities.

Non-Agency RMBS	Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, subprime mortgage loans and prime mortgage loans, which may be adjustable-rate, hybrid or fixed-rate.

Residential Mortgage Loans	Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs and subprime mortgage loans. These may be performing, sub-performing or non-performing and may be adjustable-rate, hybrid or fixed-rate.

Other Residential Mortgage Assets	Non-Agency RMBS comprised of Interest Only (“IO”), Principal Only (“PO”), floating rate Inverse Interest Only (“IIO”), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities.

Additionally, in the future the Company may invest in assets other than its target assets, in each case subject to maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the 1940 Act.

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

During the quarter ended June 30, 2012, the Company financed its Agency RMBS with repurchase agreements employing, in the aggregate, debt-to-equity of approximately eight-to-one leverage. During the quarter ended June 30, 2012, the Company financed its non-Agency RMBS with repurchase agreements generally employing, in the aggregate, debt-to-equity of approximately three-to-one leverage. The Company had aggregate debt-to-equity of 5.5 times and 5.3 times at June 30, 2012 and December 31, 2011, respectively. In the future, the Company may, however, be limited or restricted in the amount of leverage it may employ by the terms and provisions of any financing or other agreements, and is subject to margin calls as a result of its financing activity.

The Company has financed its RMBS with repurchase agreement borrowings, the term of which are typically one to three months, but in some cases have terms up to twelve months. At June 30, 2012, the Company had entered into master repurchase agreements with 19 counterparties representing $7.1 billion of potential funding capacity, and, as a matter of routine business continues to have discussions with additional financial institutions with respect to expanding its repurchase agreement capacity. As of June 30, 2012, the Company had $2,631,101 of borrowings outstanding under its repurchase facilities with 17 counterparties. Over time, as market conditions change, in addition to repurchase borrowings, the Company may use other forms of leverage, including, but not limited to, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.

Hedging Strategy

Subject to maintaining the Company’s qualification as a REIT for U.S. federal income purposes, the Company pursues various hedging strategies to seek to reduce its exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may require the Company to implement certain of these techniques through a domestic taxable REIT subsidiary that is fully subject to federal corporate income taxation. The Company’s hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of June 30, 2012, the Company had entered into Swaps designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These Swaps effectively fix the floating interest rates on $995,000 of borrowings under repurchase agreements as of June 30, 2012. To date, the Company has not elected to apply hedge accounting for its Swaps and, as a result, records the change in estimated fair value of its Swaps and the associated Swap interest in earnings.

Critical Accounting Policies

A summary of the Company’s accounting policies was set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the three and six months ended June 30, 2012. The Company commenced operations on July 27, 2011, as such, no discussion for comparative prior periods has been provided.

The Company had net income available to common stock and participating securities of $26,400, or $1.24 per basic and diluted common share for the second quarter of 2012 and $46,520, or $2.94 per basic and diluted common share for the six months ended June 30, 2012. The Company’s investment activity for the second quarter of 2012 increased significantly reflecting the investment of $249,719 of equity capital, on a leveraged basis, in Agency and non-Agency RMBS, which increased net income.

Investment Activity

During the three months and six months ended June 30, 2012, the Company acquired $2,109,617 and $2,514,451 of Agency RMBS and $199,984 and $301,131 of non-Agency RMBS, respectively, of which $166,155 were unsettled at June 30, 2012. Principal reductions on the RMBS portfolios, comprised primarily of scheduled amortization and prepayments, were $32,897 and $56,508 for Agency and $14,559 and $22,869 for non-Agency RMBS during the three and six months ended June 30, 2012, respectively. Proceeds from sales received during the three and six months ended June 30, 2012 were $612,452 and $967,179 for Agency RMBS and $1,850 and $38,058 for non-Agency RMBS, respectively.

As of June 30, 2012, the Company’s Agency RMBS consisted primarily of RMBS which the Manager believes exhibit prepayment mitigation attributes. The Company’s Agency RMBS portfolio had a weighted average monthly CPR of 3.7% and 4.4% for the three and six months ended June 30, 2012, respectively.

As of June 30, 2012, the Company’s non-Agency RMBS consisted primarily of RMBS comprised of seasoned sub-prime mortgages and, to a lesser extent, RMBS comprised of Alt-A mortgages and Option ARMs. The average cost basis of the Company’s non-Agency RMBS portfolio was 65.4% of par as of June 30, 2012. (For additional information about the Company’s RMBS portfolios as June 20, 2012, see Note 4 – Residential Mortgage-Backed Securities to the consolidated financial statements included in this quarterly report on Form 10-Q.)

The Company records the associated liability for RMBS purchased that have not yet settled as an investment related payable. As of June 30, 2012, the Company had investment related payables for unsettled trades of $166,155 of which no items were outstanding greater than 30 days.

Financing Activity

Repurchase agreements are used to finance a substantial majority of the Company’s Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. Repurchase agreements bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2012, the Company had outstanding repurchase agreement borrowings with 17 counterparties totaling $2,631,101. The table below presents certain information about the Company’s borrowings under repurchase agreements for the periods presented:

	Repurchase Agreements
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
June 30, 2012 (1)	$1,646,007	$2,631,101	$2,631,101
March 31, 2012	$1,099,145	$1,171,177	$1,177,701

(1)	On April 20, 2012, the Company raised net equity of $249,719, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements.

The following table presents information with respect to the Company’s repurchase agreement borrowings by type of collateral pledged as of June 30, 2012, and the respective effective cost of funds for the three and six month periods then ended:

		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Collateral	Balance at June 30, 2012	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency RMBS	$2,376,543	0.4%	0.7%	0.4%	0.7%
Non-Agency RMBS	254,558	1.9	1.9	1.9	1.9

Total	$2,631,101	0.5%	0.8%	0.5%	0.8%

(1)	The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net interest cost of Swaps during the period of $1,723 and $2,472, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against the impact of increases in interest rates on the Company’s borrowing costs.

Derivative Instruments. As of June 30, 2012, the Company had Swaps intended to mitigate the effects of increases in interest rates on a portion of its repurchase agreements. Pursuant to the Company’s Swaps, it pays a fixed rate of interest and receives a variable rate of interest, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. The Company’s Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps.

The following table presents information about the Company’s Swaps as of June 30, 2012:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$—	—%	—
Greater than 3 years and less than 5 years	905,000	1.2	4.7
Greater than 5 years	90,000	2.1	9.8

Total	$995,000	1.3%	5.1

Net Interest Income

The Company earned interest income of approximately $21,990 and $34,353 for the three and six months ended June 30, 2012. The Company incurred interest expense of approximately $2,871 and $4,232 for the three and six months ended June 30, 2012, respectively, which were related to borrowings from repurchase agreements.

The following table sets forth certain information regarding the Company’s net investment income for the three months ended June 30, 2012 and March 31, 2012:

	Three Months Ended
	June 30, 2012			March 31, 2012
	Agency	Non- Agency	Total	Agency	Non- Agency	Total
Average RMBS held (1)	$2,362,290	$274,200	$2,636,490	$1,220,907	$138,902	$1,359,809
Total interest income	$14,015	$7,975	$21,990	$8,364	$3,999	$12,363
Average CPR	3.7	3.3	3.6	6.0	3.1	5.7
Yield on average RMBS	2.3%	11.5%	3.3%	2.7%	11.4%	3.6%
Average balance of repurchase agreements	$1,995,103	$197,765	$2,192,868	$1,005,133	$94,012	$1,099,145
Total interest expense	$1,913	$958	$2,871	$900	$461	$1,361
Average cost of funds (2)(3)	0.4%	1.9%	0.5%	0.4%	2.0%	0.5%
Net interest income	$12,102	$7,017	$19,119	$7,464	$3,538	$11,002
Net interest rate spread	1.9%	9.6%	2.8%	2.3%	9.4%	3.1%
Total interest expense including realized cost of Swaps (4)	$3,636	$958	$4,594	$1,649	$461	$2,110
Average cost of funds including realized cost of Swaps	0.7%	1.9%	0.8%	0.7%	2.0%	0.8%
Net interest income including realized cost of Swaps	$10,379	$7,017	$17,396	$6,715	$3,538	$10,253
Net interest rate spread including realized cost of Swaps	1.6%	9.6%	2.4%	2.0%	9.4%	2.8%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains (losses).
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the consolidated statement of operations.
(4)	Realized losses represent the net amount paid, including accrued amounts, for Swaps during the period.

Interest income is subject to interest rate risk. Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on the Company’s operating results.

Realized and Unrealized Gain (Loss)

During the three and six months ended June 30, 2012 the Company sold Agency RMBS of $612,452 and $967,179, respectively, realizing gross gains of $11,534 and $14,916, respectively, and gross losses of $24 and $65, respectively. During the three and six months ended June 30, 2012, the Company sold non-Agency RMBS of $1,850 and $38,058, respectively, realizing gross gains of $106 and $3,562, respectively, and gross losses of $2 and $30, respectively. Agency RMBS were primarily sold in order to mitigate prepayment risk in the Company’s RMBS portfolio, as the Company sold certain higher coupon fixed-rate Agency RMBS and sold some hybrid adjustable rate RMBS. The Company has no continuing involvement with any of these RMBS sales.

With respect to the Company’s RMBS, the Company elected the fair value option and, as a result records the change in estimated fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments that are included in the Company’s consolidated statement of operations for the three months ended June 30, 2012, March 31, 2012, December 31, 2011, and for the period from July 27, 2011(commencement of operations) through September 30, 2011.

	Three months ended			For the period from July 27, 2011 (commencement of operations ) through September 30, 2011
	June 30, 2012	March 31, 2012	December 31, 2011
Realized gain on RMBS	$11,614	$6,769	$550		$335
Unrealized gain on RMBS	14,598	5,950	3,765		(1,283)
Realized loss on derivative instruments	(1,723)	(749)	(515)		(115)
Unrealized loss on derivative instruments	(13,792)	(569)	(3,138)		(108)

Total	$10,697	$11,401	$662	$	$(1,171)

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments that are included in the Company’s consolidated statement of operations for the six months ended June 30, 2012:

Six Months Ended June 30, 2012
Realized gain on RMBS	$18,383
Unrealized gain on RMBS	20,548
Realized loss on derivative instruments	(2,471)
Unrealized loss on derivative instruments	(14,362)

Total	$22,098

In order to mitigate interest rate risk resulting from the Company’s repurchase agreements, the Company enters into Swaps. At June 30, 2012, the Company had Swaps with an aggregate notional amount of $995,000, a weighted average fixed pay rate of 1.3% and weighted average term to maturity of 5.1 years. While not designated as a hedge for accounting purposes, the Company’s Swaps are viewed as an economic hedge on a portion of the Company’s borrowings under repurchase agreements. Since the Company does not apply hedge accounting for its Swaps, it records the change in estimated fair value related to such agreements in earnings as unrealized gain or loss on derivative transactions. Included in realized gain or loss on derivative instruments are the net Swap payments (including accrued amounts) associated with the Company’s Swaps. At June 30, 2012, all of the Company’s Swaps were in an unrealized loss position, which totaled $17,608. As part of managing its interest rate risk, the Company will continue to evaluate its economic hedge position and expects that it will likely terminate a portion of its existing Swaps during the third and/or fourth quarter of 2012. Accordingly, the Company may realize some of the unrealized losses on such Swaps. The Company expects that it will establish new Swaps with a lower fixed-rate payer component currently available in the market place.

Expenses

General and Administrative Expenses. The Company incurred general and administrative expenses of approximately $1,865 and $3,353 for the three and six months ended June 30, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense. The Company incurred management fee expense of approximately $1,558 and $2,355 for the three and six months ended June 30, 2012, respectively, of which $1,558 was payable to the Manager under the Management Agreement at June 30, 2012. Pursuant to the Management Agreement, the Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity of the Company (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are officers of the Company, will receive no cash compensation directly from the Company. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the affairs of the Company and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the affairs of the Company based on the percentage of time devoted by such personnel to the affairs of the Company. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. The management fee for the quarter ended June 30, 2012 reflects the increase in stockholders’ equity resulting from the Company’s issuance of common stock in April 2012, which increased stockholders’ equity by $249,719.

The management fees, expense reimbursements and the relationship between the Manager and the Company are discussed further in Note 8 – Related Party Transactions, to the consolidated financial statements contained in this quarterly report on

Form 10-Q.

Dividends

The following table presents cash dividends declared by the Company on its common stock from July 27, 2011 (commencement of operations) through June 30, 2012:

Declaration Date	Record Date	Payment Date	Amount per Share
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

Liquidity and Capital Resources

General

The Company’s principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of the Company’s common stock. Cash is needed to fund the Company’s ongoing obligations to make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to its stockholders and for other general business and operating purposes.

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

The Company believes it has adequate financial resources to meet its current obligations, including margin calls, as they come due, to actively hold and acquire its target assets, to fund dividends it declares on its common stock and to pay its operating expenses. However, should the value of the Company’s RMBS suddenly decrease, significant margin calls on repurchase agreement borrowings could result and the Company’s liquidity position could be materially and adversely affected. Further, should market liquidity tighten, the Company’s repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount, known as the “haircut”, on new financings, reducing the Company’s ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting the Company’s current or potential lenders’ ability to provide the Company with financing.

Public Offering of Common Stock

On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of its common stock at a price of $18.00 per share, generating net equity capital of approximately $249,719. The Company primarily used the cash generated from this transaction to invest on a leveraged basis in Agency and non-Agency RMBS.

Borrowings under Repurchase Agreements

As of June 30, 2012, the Company had master repurchase agreements with 19 counterparties representing $7.1 billion of potential funding capacity, and as a matter of routine business has discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. The Company had borrowings under repurchase agreements with 17 counterparties at June 30, 2012. The following table presents the Company’s borrowings by type of collateral pledged and the fair value of collateral pledged as of June 30, 2012, March 31, 2012 and December 31, 2011 and the weighted average interest rate and the effective cost of funds for the periods then ended:

Collateral	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
June 30, 2012:
Agency RMBS	$2,376,543	$2,503,509	0.4%	0.7%
Non-Agency RMBS	254,558	343,548	1.9	1.9

Total	$2,631,101	$2,847,057	0.5%	0.8%

March 31, 2012:
Agency RMBS	$1,040,848	$1,094,737	0.4%	0.7%
Non-Agency RMBS	130,329	180,201	2.0	2.0

Total	$1,171,177	$1,274,938	0.5%	0.8%

December 31, 2011:
Agency RMBS	$1,002,626	$1,055,631	0.4%	0.7%
Non-Agency RMBS	77,369	112,650	1.8	1.8

Total	$1,079,995	$1,168,281	0.5%	0.8%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 6 – Collateral Positions to the consolidated financial statements included in this quarterly report on Form 10-Q).
(2)	The effective cost of funds for the quarterly periods ended June 30, March 31, 2012 and December 30, 2011 is calculated on an annualized basis and includes the interest component for Swaps of $1,723, $749 and $600, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

With respect to the Company’s repurchase agreement borrowings, the haircut represents the percentage by which the collateral value is contractually required to exceed the loan amount. At June 30, 2012, haircuts ranged from a low of 3% to a high of 5.5% for the Company’s repurchase borrowings secured by Agency RMBS, and a low of 10% to a high of 40% for repurchase borrowings secured by non-Agency RMBS. Under the Company’s repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when the Company pledges additional collateral in the form of securities and/or cash to the lender. The Company has met all margin calls to date.

In addition, the repurchase agreements are subject to certain financial covenants. An event of default or termination event would give some of the Company’s counterparties the option to terminate all existing repurchase transactions with the Company and require any amount due to the counterparties by the Company to be payable immediately. The Company was not aware of any non-compliance with these covenants through June 30, 2012. At June 30, 2012, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $2,832,507 and RMBS held as a component of clearing margin totaled $4,601. Cash collateral held by counterparties at June 30, 2012 was $38,461, and is reported on the Company’s balance sheet as “restricted cash,” comprised of $14,550 held in connection with repurchase borrowings and $23,911 was held by the Company’s Swap counterparties.

The Company had approximately $166,155 of unsettled security purchases as of June 30, 2012, which would have increased its total outstanding borrowing balance at such date if the purchases had been settled with repurchase agreements.

Cash Flows and Liquidity for the Six Months Ended June 30, 2012

The Company’s cash and cash equivalents increased by $57,224 during the six months ended June 30, 2012, primarily reflecting $1,807,037 provided by financing activities, $20,925 provided by operating activities and $1,770,738 used for investing activities.

During the six months ended June 30, 2012, the Company utilized cash primarily provided from the sale of RMBS, the issuance of its common stock and principal payments on RMBS to purchase $2,770,574 of RMBS on a leveraged basis.

Other Potential Sources of Financing

The Company held cash of approximately $101,631 at June 30, 2012. The Company’s primary sources of cash currently consist of repurchase facility borrowings and investment income. In the future, the Company expects its primary sources of liquidity to consist of payments of principal and interest the Company receives on its portfolio of assets, unused borrowing capacity under its financing sources and future issuances of equity and debt securities.

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

Contractual Obligations and Commitments

The Company’s contractual obligations including accrued interest through June 30, 2012 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,632,573	—	—	—	$2,632,573

Total	$2,632,573	—	—	—	$2,632,573

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

Non-GAAP Financial Measures

Effective Cost of Funds

Effective Cost of Funds for the six months ended June 30, 2012, constitutes a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The Company’s believes that this measure presented in this quarterly report on Form 10-Q, when considered together with GAAP financial measures, provides information that is useful to investors in understanding the Company’s borrowing costs and net interest income, as viewed by the Company. An analysis of any non-GAAP financial measure should be made in conjunction with results presented in accordance with GAAP.

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

The following table reconciles the Effective Cost of Funds with interest expense for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012		Six months ended June 30, 2012
	Reconciliation	Cost of Funds/Effective Borrowing Costs	Reconciliation	Cost of Funds/Effective Borrowing Costs
Interest expense	$2,871	0.5%	$4,232	0.5%
Adjustment:
Net interest paid for Swaps	1,723	0.3%	2,472	0.3%

Effective Borrowing Costs	$4,594	0.8%	$6,704	0.8%

Weighted average balance of repurchase borrowings	$2,192,868		$1,646,007

Operating Earnings

The Company’s Operating Earnings was $14,070 and $22,119 for the three and six months ended June 30, 2012, respectively. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as GAAP net income as adjusted, excluding (i) non-cash equity compensation expense; (ii) any unrealized gains, losses or other non-cash items; (iii) any realized gain or loss on sale of RMBS; and (iv) one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Company, the Manager and the Company’s independent directors and after approval by a majority of the Company’s independent directors.

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

The table below summarizes the reconciliation from Net Income to Operating Earnings:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Net Income – GAAP	$26,400	$46,520
Adjustments
Non-cash stock-based compensation expense	90	168
Unrealized gain on RMBS, net	(14,598)	(20,548)
Unrealized loss on Swaps, net	13,792	14,362
Realized gain on sale of RMBS, net	(11,614)	(18,383)

Total adjustments	(12,330)	(24,401)

Operating Earnings	$14,070	$22,119

Basic and Diluted Operating Earnings per Share of Common Stock	$0.66	$1.40

Basic and diluted weighted average common shares outstanding	$21,307,212	$15,804,231

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Credit Risk

The Company is subject to varying degrees of credit risk in connection with its assets. Although the Company does not expect to encounter credit risk in its Agency RMBS, the Company does expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets the Company may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, the Company has purchased its non-Agency RMBS at a discount to par value, which is believed to further mitigate the Company’s risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact the Company’s operating results.

Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process the Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. If the Manager determines that the proposed investment can meet the appropriate risk and return criteria as well as complement the Company’s existing asset portfolio, the investment will undergo a more thorough analysis.

The following table presents certain information about the Company’s non-Agency RMBS portfolio at June 30, 2012. Information presented with respect to weighted average loan to value, weighted average FICO score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagees credit score.

June 30, 2012
Portfolio Characteristics:
Number of securities	92
Carrying Value/Estimated Fair Value	$367,825
Current Par Value	558,565
Carrying Value to Current Par	65.9%
Net Weighted Average. Coupon	1.3%

Collateral Attributes:
Weighted Average Loan Age (months)	84
Weighted Average Original Loan-to-Value	79.3%
Weighted Average Original FICO	641

Current Performance:
60+ Day Delinquencies	35.8%
Average Credit Enhancement (1)	27.8%
3 Month CPR (2)	3.3%

(1)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. The Company’s RMBS may incur losses if credit enhancement is reduced to zero.
(2)	Information is based on loans for individual groups owned by the Company. Amounts presented reflect the weighted average monthly performance for the three months ended June 30, 2012.

To the extent the Company invests in residential mortgage loans, it may retain the risk of potential credit losses on the mortgage loans that the Company holds in its portfolio. With respect to any residential mortgage loans in which the Company may invest, the Company expects to seek to obtain representations and warranties from each seller stating that each loan was underwritten to its requirements or, in the event underwriting exceptions were made, the Company is informed of the exceptions so that the Company may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that the Company purchases may be obligated to repurchase the loan from the Company. In the event the Company invests in residential mortgage loans, the Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

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

The Company’s operating results will depend in large part on differences between the income earned on its assets and its cost of borrowing costs which are impacted by changes in interest rates. With respect to the Company’s portfolio, increases in interest rates, are generally expected to cause the following to occur over time: (i) the interest expense associated with borrowings to increase; (ii) the value of fixed-rate RMBS to decrease; (iii) coupons on ARM-RMBS to reset to higher interest rates; (iv) prepayments on RMBS to decline, thereby slowing the amortization of Agency RMBS purchase premiums and the accretion of purchase discounts on non-Agency RMBS; (v) the value of Agency IOs to increase; and (vi) the value of and payments received on Swaps to increase. Conversely, decreases in interest rates, are generally expected to cause the following to occur over time: (i) the interest expense associated with borrowings to decrease; (ii) the value of fixed-rate RMBS to increase; (iii) coupons on ARM-RMBS to reset to lower interest rates; (iv) prepayments on RMBS to increase, thereby accelerating the amortization of Agency RMBS purchase premiums and the accretion of purchase discounts on non-Agency RMBS; (v) the value of Agency IOs to decrease; and (vi) the value of and payments received on of Swaps to decrease. Changes in the value of the Company’s RMBS and Swaps are reflected in earnings, which correspondingly impact stockholders’ equity and the resulting book value of the Company’s common stock. Ultimately, the impact of changes in interest rates will reflect, among other things: the amount of interest rate change; the time period over which such rates change; the specific terms of ARMs underlying the Company’s ARM-RMBS, such as the presence of periodic and life-time interest rate caps and floors.

Interest Rate Cap Risk

The Company’s adjustable-rate RMBS are subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue is magnified to the extent the Company acquires adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on such assets than the Company would need to pay the interest cost on the Company’s related borrowings. To mitigate interest rate mismatches, the Company may utilize the hedging strategies discussed above under “Interest Rate Risk.”

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

The Company’s Agency RMBS are primarily categorized as fixed income securities in the market place. In general, as market interest rates increase the market prices of fixed income securities decrease; conversely, as market interest rates decrease the market prices of fixed income securities increase. Duration measures the sensitivity of the price of fixed-income securities to a change in interest rates and is expressed as a number of years. The Company monitors the duration of its Agency RMBS and derivatives, including Swaps using empirical data as well as third party models. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio. The value of the Company’s non-Agency RMBS, (which are typically backed by ARMs) is generally impacted to a greater extent by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments, including Swaps, and net interest income at June 30, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilizes the Manager’s assumptions, models and estimates, which are based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(8.9)%	(0.8)%
+0.50%	(2.3)%	(0.3)%
-0.50%	(4.2)%	(0.3)%
-1.00%	(15.5)%	(1.5)%

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2012. The analysis presented utilizes assumptions and estimates based on the Manager’s judgment and experience. Furthermore, while the Company generally expects to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change the Company’s interest rate risk profile.

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

Counterparty Risk

The Company finances the acquisition of a significant portion of its RMBS with repurchase agreements. The aggregate of the Company’s repurchase agreement financings are reflected as a liability in the Company’s consolidated balance sheet. In connection with these financing arrangements, the Company pledges its securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing such that the borrowing will be over-collateralized. As a result, the Company is exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral. (For additional information about the Company’s assets pledged as collateral as of June 30, 2012, see Note 6 – Collateral Positions to the consolidated financial statements included in this quarterly report on Form 10-Q.)

The Company enters into Swaps to manage its interest rate risk. The Company is required to pledge cash or securities as collateral as part of a margin arrangement in connection with Swaps. The amount of margin that the Company is required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps that are in an unrealized loss position to the Company and a percentage of the aggregate notional amount of Swaps per counterparty. In the event that a Swap counterparty were to default on its obligation, the Company would be exposed to a loss to the extent that the amount of cash or securities pledged by the Company exceeds the unrealized loss on the associated Swaps to the extent that the Company is not able to recover its excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, the Company may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap and the Swap would no longer mitigate the impact of changes in interest rates as intended.

During the past several years, certain of the Company’s repurchase agreement and Swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefitted from accommodative monetary policy of Central Banks.

The table below summarizes the Company’s exposure to its repurchase agreement and Swap counterparties at June 30, 2012:

	Number of Counterparties	Repurchase Agreement Borrowings	Swaps at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	9	$1,446,628	$(13,691)	$124,955	3.8%
Canada (2)	1	30,689	—	12,259	0.4

	10	1,477,317	(13,691)	137,214	4.2

Europe: (2)
Germany	1	$171,647	$—	$10,799	0.3%
Switzerland	2	268,305		32,895	1.0
United Kingdom	2	404,687	(3,917)	23,972	0.7

	5	844,639	(3,917)	67,666	2.0%

Asia: (2)
Japan	2	309,145	—	17,377	0.5

	2	309,145	—	17,377	0.5%

Total Counterparty Exposure	17	$2,631,101	$(17,608)	$222,257	6.7%

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement borrowings and unrealized loss on Swaps for each counterparty net of collateral pledged.
(2)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such entities.

Funding Risk

The Company has financed a substantial majority of its RMBS with repurchase agreement borrowings. Over time, as market conditions change, in addition to these financings, the Company may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of its potential lenders and could cause one or more of its potential lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.

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

Inflation

Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions are declared in order to distribute at least 90% of its REIT taxable income on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to fair market value and/or historical cost without considering inflation.

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period ended June 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, the Company was not involved in any legal proceedings.

ITEM 1A. Risk Factors

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the six months ended June 30, 2012.

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

August 10, 2012
	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)