Form 10-Q
period 2012-09-30
Apollo Residential Mortgage, Inc.
filed 2012-11-09
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 24,185,972 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash	$131,552	$44,407
Restricted cash	58,551	10,402
Residential mortgage-backed securities, at fair value ($4,017,679 and $1,167,487 pledged as collateral, respectively)	4,234,478	1,240,472
Investment related receivable	154,277	116,678
Interest receivable	11,719	3,908
Deferred financing costs, net	435	455
Interest rate swaps, at fair value	—	235
Other assets	856	370

Total Assets	$4,591,868	$1,416,927

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,709,684	$1,079,995
Investment related payable	132,085	121,144
Accrued interest payable	3,420	1,123
Interest rate swaps, at fair value	27,438	3,481
Accounts payable and accrued expenses	2,053	1,534
Payable to related party	5,182	1,974
Dividends payable	20,628	3,090

Total Liabilities	$3,900,490	$1,212,341

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 and 0 shares issued and outstanding, respectively ($172,500 aggregate liquidation preference at September 30, 2012)	$69	$—
Common stock, $0.01 par value, 450,000,000 shares authorized, 24,184,410 and 10,271,562 shares issued and outstanding, respectively	242	103
Additional paid-in capital	619,229	203,101
Retained earnings	71,838	1,382

Total Stockholders’ Equity	$691,378	$204,586

Total Liabilities and Stockholders’ Equity	$4,591,868	$1,416,927

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except per share data)

	Three months ended September 30, 2012	Nine months ended September 30, 2012	July 27, 2011 (commencement of operations) through September 30, 2011
Net Interest Income:
Interest income	$26,438	$60,791	$1,555
Interest expense	(4,289)	(8,521)	(143)

Net Interest Income	22,149	52,270	1,412

Other Income (Loss):
Realized gain on sale of residential mortgage-backed securities, net	13,861	32,244	335
Unrealized gain (loss) on residential mortgage-backed securities, net	54,913	75,461	(1,283)
Loss on derivative instruments (includes $9,831, $24,192 and $108 of unrealized losses, respectively)	(16,653)	(33,486)	(223)
Interest income on cash balances	16	25	—

Other Income (Loss), net	52,137	74,244	(1,171)

Operating Expenses:
General and administrative (includes $105, $274 and $70 non-cash stock based compensation, respectively)	(1,858)	(5,211)	(1,578)
Management fee – related party	(2,031)	(4,386)	(549)

Total Operating Expenses	(3,889)	(9,597)	(2,127)

Net Income (Loss)	70,397	116,917	(1,886)

Net Income/(Loss) Available/(Allocable) to Common Stock and Participating Securities	$70,397	$116,917	$(1,886)

Earnings (Loss) per Common Share – Basic and Diluted	$2.91	$6.28	$($0.18)

Dividends Declared per Share of Common Stock	$0.85	$2.35	$—

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid-	Retained
	Shares	Par	Shares	Par	In Capital	Earnings	Total
Balance at January 1, 2012	—	$—	10,271,562	$103	$203,101	$1,382	$204,586
Issuance of common stock, net of expenses	—	—	13,900,000	139	249,351	—	249,490
Issuance of preferred stock, net of expenses	6,900,000	69	—	—	166,503	—	166,572
Grant of restricted stock to independent directors	—	—	8,160	—	—	—	—
Issuance of vested stock	—	—	4,688	—	—	—	—
Vesting of restricted stock	—	—	—	—	274	—	274
Net income	—	—	—	—	—	116,917	116,917
Dividends on common stock	—	—	—	—	—	(46,461)	(46,461)

Balance at September 30, 2012	6,900,000	69	24,184,410	$242	$619,229	$71,838	$691,378

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30, 2012	July 27, 2011 (commencement of operations) through September 30, 2011
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$116,917	$(1,886)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Premium amortization/(discount accretion), net	1,277	(484)
Amortization of deferred financing costs	208	31
Equity based compensation expense	274	70
Unrealized (gain)/loss on mortgage-backed securities	(75,461)	1,283
Unrealized loss on derivative instruments	24,192	108
Realized gain on sales of mortgage-backed securities	(32,589)	(359)
Realized loss on sales of mortgage-backed securities	345	24
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(7,771)	(1,281)
Increase in other assets	(486)	(538)
Increase in accrued interest payable	2,297	159
Increase in accounts payable and accrued expenses	91	1,014
Increase in payable to related party	3,469	1,331

Net cash provided by/(used in) operating activities	$32,763	$(528)

Cash flows used in investing activities:
Purchase of mortgage-backed securities	$(4,706,637)	$(486,871)
Proceeds from sale of mortgage-backed securities	1,602,342	58,384
Principal payments received on mortgage-backed securities	145,004	1,668

Net cash used in investing activities	$(2,959,291)	$(426,819)

Cash flows from financing activities:
Payment of offering costs	$(6,581)	$(133)
Proceeds from repurchase agreement borrowings	10,927,162	543,645
Repayments of repurchase agreement borrowings	(8,252,458)	(156,592)
Increase in restricted cash	(48,149)	(3,119)
Deferred financing costs	(78)	—
Payment of common stock dividends	(28,923)	—
Proceeds from issuance of common stock	250,200	205,000
Redemption of common stock	—	(1)
Proceeds from issuance of preferred stock	172,500	—

Net cash provided by financing activities	$3,013,673	$588,800

Net increase in cash	$87,145	$161,453
Cash beginning of period	44,407	1

Cash end of period	$131,552	$161,454

Supplemental disclosure of operating cash flow information:
Interest paid	$6,780	$66
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$22,192	$133,030
Dividends declared, not yet paid	$20,628	$—
Equity offering costs payable	$538	$—
Deferred financing costs not yet paid	$—	$517

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “MBS” refer to mortgage-backed securities which may be backed by residential, multi-family or other types of properties; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Agency IOs” and “Agency Inverse IOs,” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance.

Note 1 – Organization

Apollo Residential Mortgage, Inc. (together with its consolidated subsidiaries, is referred to as the “Company”) invests on a leveraged basis in residential mortgage and mortgage-related assets in the United States. The Company’s asset portfolio currently consists of Agency RMBS, including Agency IOs and Agency Inverse IOs, and non-Agency RMBS. Over time, the Company may invest in a broader range of other residential mortgage and mortgage related assets.

The Company was organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. The Company is externally managed and advised by ARM Manager, LLC (referred to as the “Manager”), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, “Apollo Global Management”).

The Company operates and has elected to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), commencing with its taxable year ended December 31, 2011. The Company also operates its business in a manner that allows the Company not to register as an investment company (“Investment Company”) under the Investment Company Act of 1940 (the “1940 Act”).

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

The Company currently operates as one business segment.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(b) Cash and Cash Equivalents

The Company considers all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. The Company places its cash and cash equivalents with what it believes to be high credit quality institutions. Such investments are typically in excess of the Federal Deposit Insurance Corporation insurance limit.

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

(d) Classification of mortgage-backed securities and valuations of financial instruments

Residential Mortgage-backed securities

The Company’s RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency Inverse IO securities representing interests in or obligations backed by pools of mortgage loans. The Company has elected the fair value option for all of its RMBS at the date of purchase and, as a result, measures these securities at estimated fair value with the change in estimated fair value included as a component of earnings. The Company believes that the election of the fair value option for the Company’s RMBS portfolio improves financial reporting by aligning the presentation for the change in the estimated fair value of the RMBS portfolio with the related economic interest rate hedges without applying complex hedge accounting provisions.

Balance Sheet Presentation of RMBS

The Company’s RMBS purchases and sales are recorded on the trade date. The Company’s RMBS pledged as collateral against borrowings under repurchase agreements are included in “residential mortgage-backed securities” on the consolidated balance sheet, with the fair value of securities pledged disclosed parenthetically.

Valuation of Financial Instruments

The Company discloses the estimated fair value of its financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). The Company is required to provide enhanced disclosures regarding instruments in the Level III category, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP establishes a framework for measuring estimated fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. GAAP further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

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

The level in the fair value hierarchy, within which a fair measurement falls in its entirety, is based on the lowest level input that is significant to the fair value measurement.

When available, the Company uses quoted market prices to determine the estimated fair value of an asset or liability. If quoted market prices are not available, the Company consults with independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, the Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates. Because broker quotes are non-binding and therefore are only indicative of fair value, the Manager performs additional analysis on prices received based on broker quotes to validate the prices and adjustments to valuations may be made as deemed appropriate by management to capture current market information.

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

The Company determines the estimated fair value of derivative financial instruments based on market valuations obtained from a third party with expertise in valuing such instruments. The Company’s derivatives are categorized in Level II of the fair value hierarchy.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company were forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that the Company will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold are also subject to significant judgment, particularly in times of market illiquidity.

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

(e) Interest Income Recognition

Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and current coupon interest rate. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity. The Company estimates prepayments for its securities and as a result, if prepayments increase (or are expected to increase), the Company will adjust the amortization on a retrospective basis. For Agency IO and Agency Inverse IO securities, the income is accrued based on the amortized cost and the effective yield. Cash received is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.

Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal, therefore actual maturities are generally shorter than stated contractual maturities.

(f) Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized using the effective interest rate method over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense.

(g) Earnings Per Share

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

(h) Derivative Instruments

Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments, currently comprised of Swaps, as part of its interest rate risk management to hedge the interest rate risk associated with its borrowings. Derivatives are used as economic hedges and not for speculative purposes.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. The Company has not elected hedge accounting for its derivative instruments, as a result, the fair value adjustments for such derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on derivative instruments. If the Company’s hedging activities do not achieve the desired results, reported earning may be adversely affected.

(i) Repurchase Agreements

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

(j) Share-based Payments

The Company accounts for share-based compensation to its independent directors, to its Manager and to employees of its Manager and its affiliates using the fair value based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued to the Company’s independent directors is measured at its estimated fair value at the grant date, and amortized into expense over the vesting period on a straight-line basis. Compensation cost related to restricted stock units issued to the Manager and to employees of the Manager and its affiliates will initially be measured at estimated fair value at the grant date, and remeasured on subsequent dates to the extent the awards are unvested. The Company uses the graded vesting attribution method to amortize compensation expense for the restricted stock units (“RSUs”) granted to the Manager and its affiliates.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(k) Income Taxes

The Company elected to be taxed as a REIT for federal income tax purposes under Sections 856-860 of the Internal Revenue Code, commencing with its taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders.

The Company may in the future elect to treat newly formed subsidiaries as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate-related activities and are subject to federal and state income tax at regular corporate tax rates.

(l) Recent Accounting Pronouncements

Accounting Standards to be Adopted by the Company in Future Periods

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. In conjunction with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on the Company’s consolidated financial statements.

FASB Exposure Drafts

On September 5, 2012, the FASB decided to remove the scope exception for mortgage REITs and require a mortgage REIT that meets the requirements to be an investment company under GAAP to follow investment company guidance. The FASB is currently in the process of redeliberations and will continue to consider feedback received on this Exposure Draft. The Company is currently evaluating the potential impact that the proposal would have on the Company’s consolidated financial statements. This exposure draft is not related to, nor does it impact the Company’s exemption from registering as an Investment Company under the 1940 Act.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 3 – Fair Value of Financial Instruments

Fair Value Accounting Elections

The Company has elected the fair value option for all of its RMBS and as a result, all changes in the estimated fair value of such securities are reflected in its results of operations.

The following tables present the Company’s financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, based upon the consolidated balance sheet by the valuation hierarchy:

	September 30, 2012 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,673,424	$561,054	$4,234,478

Total	$—	$3,673,424	$561,054	$4,234,478

Liabilities:
Swaps	$—	$27,438	$—	$27,438

Total	$—	$27,438	$—	$27,438

	December 31, 2011 Estimated Fair Value
	Level I	Level II	Level III	Total
Assets
RMBS	$—	$1,128,126	$112,346	$$1,240,472
Swaps	—	235	—	235

Total	$—	$1,128,361	$112,346	$$1,240,707

Liabilities
Swaps	$—	$3,481	$—	$$3,481

Total	$—	$3,481	$—	$$3,481

The Company’s non-Agency RMBS are measured at fair value, based upon broker quotes and are considered to be Level III measurements of fair value. The following table presents additional information about the Company’s non-Agency RMBS:

	Nine Months Ended September 30, 2012	July 27, 2011 through December 31, 2011
Beginning balance	$112,346	$—
Purchases	485,994	120,642
Sales	(41,616)	(2,766)
Principal repayments	(44,855)	(6,218)
Total net gains / (losses) included in net income
Realized gains/(losses), net	3,928	91
Unrealized gains/(losses), net (1)	27,942	(3,263)
Discount accretion	17,315	3,860

Ending balance	$561,054	$112,346

(1)	Includes unrealized losses of $2,567 and $1,627 that have been classified as other-than-temporary impairments as of September 30, 2012 and December 31, 2011, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The Company uses the average of broker quotes to determine the estimated fair value of its RMBS portfolios. Given that broker quotes are only indicative of fair value, management compares broker quotes to the values received from a pricing service to validate the reasonableness of the prices obtained from brokers.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheet, at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	$3,709,684	$3,712,432	$1,079,995	$1,079,429

To determine estimated fair value of the Company’s borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates are based upon actual transactions executed by the Company or based on London Interbank Offered Rate(s) (“LIBOR”) observed in the market. The estimated fair values are not necessarily indicative of the amount the Company would realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts. The Company’s borrowings under repurchase agreements had a weighted average remaining term to maturity of 55 days and 27 days at September 30, 2012 and December 31, 2011, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities

The following tables present certain information about the Company’s investment portfolio at September 30, 2012 and December 31, 2011:

September 30, 2012
	Principal Balance (1)	Unamortized Premium (Discount), Net	Amortized Cost (1) (2)	Estimated Fair Value (1)	Unrealized Net Gain/ (Loss)	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
3.5%	$1,159,596	$75,686	$1,235,282	$1,247,005	$11,723	3.5%	2.6%
4.0%	1,361,212	110,496	1,471,708	1,492,310	20,602	4.0%	2.7%
4.5% and 5.0%	281,553	18,361	299,914	312,434	12,520	4.5%	3.3%

	2,802,361	204,543	3,006,904	3,051,749	44,845	3.8%	2.7%

15-20 Year Mortgages
Coupon Rate:
3.0%	183,585	8,339	191,924	195,665	3,741	3.0%	2.0%
3.5%	346,865	21,033	367,898	374,255	6,357	3.5%	2.3%

	530,450	29,372	559,822	569,920	10,098	3.3%	2.2%

Agency IOs and Agency Inverse IOs (4)			52,200	51,755	(445)	5.7%	12.0%

Total Agency	3,332,811	233,915	3,618,926	3,673,424	54,498	3.9%	2.7%

Non-Agency RMBS	806,983	(274,801)	532,182	561,054	28,872	1.2%	7.9%

Total	$4,139,794	$(40,886)	$4,151,108	$4,234,478	$83,370	3.4%	3.4%

December 31, 2011
	Principal Balance (1)	Unamortized Premium (Discount), Net	Amortized Cost (1) (2)	Estimated Fair Value (1)	Unrealized Gain/ (Loss )	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
4.0%	$238,884	$13,243	$252,127	$252,322	$194	4.0%	2.9%
>4% to 5%	441,897	29,900	471,797	477,315	5,519	4.7%	2.9%
>5% to 5.5%	40,824	3,444	44,268	44,514	246	5.5%	3.0%

	721,605	46,587	768,192	774,151	5,959	4.5%	2.9%

15- Year Mortgages
Coupon Rate:
3.5%	107,878	5,055	112,933	113,886	953	3.5%	2.4%

ARMs	214,438	10,127	224,565	224,422	(143)	2.8%	1.5%

Agency IOs and Agency Inverse IOs (4)			16,198	15,667	(531)	4.4%	13.2%

Total Agency	1,043,921	61,769	1,121,888	1,128,126	6,238	4.1%	2.7%

Non-Agency RMBS	198,257	(84,275)	113,982	112,346	(1,636)	1.0%	13.0%

Total	$1,242,178	$(22,506)	$1,235,870	$1,240,472	$4,602	3.6%	3.7%

(1)	Includes unsettled purchases with an aggregate cost of $131,680 and $121,019 at September 30, 2012 and December 31, 2011, respectively and estimated fair value of $133,494 and $121,294, respectively at such dates.
(2)	Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. The Company recognized other-than-temporary impairments of $553 and $3,308 for the three and nine months ended September 30, 2012, respectively and $2,120 as of December 31, 2011.
(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.
(4)	Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The components of the carrying value of the Company’s investment portfolio at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Principal balance (1)	$4,139,794	$1,242,178
Amortized Cost – Agency IOs	8,336	8,379
Amortized Cost – Agency Inverse IOs	43,864	7,819
Unamortized premium	233,915	61,769
Unamortized discount (1)	(274,801)	(84,275)
Gross unrealized gains	87,467	7,766
Gross unrealized losses	(4,097)	(3,164)

Estimated fair value	$4,234,478	$1,240,472

(1)	Amounts presented as of December 31, 2011 have been adjusted to conform to the current period’s presentation, which do not include the notional balance and corresponding unamortized discount relative to the notional amount of Agency IOs and Agency Inverse IOs.

Included in the Company’s RMBS as of September 30, 2012 and December 31, 2011, were Agency RMBS with fair values of $230,569 and $251,427, respectively which were in an unrealized loss position of $2,180 and $1,224, respectively. As of September 30, 2012 and December 31, 2011, the Company held non-Agency RMBS with fair values of $39,479 and $57,014, respectively which were in an unrealized loss position of $1,917 and $1,940, respectively. As of September 30, 2012 and December 31, 2011, the Company held $423 and $0 investments in an unrealized loss position for greater than one year. At September 30, 2012, the Company did not intend to sell any of its RMBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these RMBS before recovery of their amortized cost basis, which may be at their maturity.

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Coupon Interest	Net (Premium Amortization)/Discount Accretion (1)	Interest Income	Coupon Interest	Net (Premium Amortization)/ Discount Accretion (1)	Interest Income
Agency RMBS	$25,211	$(7,888)	$17,323	$58,377	$(18,592)	$39,785
Non-Agency RMBS	2,104	7,011	9,115	3,691	17,315	21,006

Total	$27,315	$(877)	$26,438	$62,068	$(1,277)	$60,791

(1)	The amount of premium amortization and discount accretion, on Agency RMBS reflects the Company’s estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects the Company’s estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table presents components of interest income on the Company’s Agency RMBS and non-Agency RMBS for the period from July 27, 2011 through September 30, 2011:

	July 27, 2011 through September 30, 2011
	Coupon Interest	Net (Premium Amortization)/Discount Accretion	Interest Income
Agency RMBS	$987	$(95)	$892
Non-Agency RMBS	84	579	663

Total	$1,071	$484	$1,555

The following table presents components of realized and unrealized gains and losses on the Company’s RMBS portfolio at the dates presented:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Realized Gains	Unrealized Gains	Realized Gains	Unrealized Gains
Agency Pass-through	$12,657	$29,078	$27,193	$48,174
Agency IOs	770	(375)	940	(199)
Agency Inverse IOs	38	(358)	183	(456)
Non-Agency RMBS	396	26,568	3,928	27,942

Total	$13,861	$54,913	$32,244	$75,461

Note 5 – Borrowings Under Repurchase Agreements

As of September 30, 2012, the Company had master repurchase agreements with 20 counterparties to finance a substantial portion of its RMBS portfolio and had outstanding borrowings of $3,709,684 with 16 counterparties. At September 30, 2012 and December 31, 2011, the Company had approximately $435 and $455, respectively of deferred financing costs, net of amortization, included on the consolidated balance sheet.

The Company’s repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms ranging from one month to three months, but in some cases have terms up to twelve months. The Company’s repurchase agreement borrowings are accounted for as secured borrowings given that the Company maintains effective control of the financed assets.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following tables summarize certain characteristics of the Company’s repurchase agreements at September 30, 2012 and December 31, 2011:

	September 30, 2012
RMBS Financed	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,314,990	0.4%	51
Non-Agency RMBS	394,694	2.0	86

Total	$3,709,684	0.6%	55

	December 31, 2011
RMBS Financed	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,002,626	0.4%	25
Non-Agency RMBS	77,369	1.8	23

Total	$1,079,995	0.5%	27

Note 6 – Collateral Positions

The following tables summarize the Company’s collateral positions, reflecting assets pledged with respect to its borrowings under repurchase agreements, Swaps and clearing margin account at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,473,053	$3,533,495	$10,194	$3,483,247
Non-Agency RMBS	539,799	512,634	562	540,361
Cash	21,485	—	—	21,485

	4,034,337	4,046,129	10,756	4,045,093

Cash pledged for Swaps	37,066	—	—	37,066
Agency RMBS pledged for clearing margin	4,827	4,788	13	4,840

Total	$4,076,230	$4,050,917	$10,769	$4,086,999

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

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

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, the Company is required to provide additional collateral or repay a portion of the borrowing. In addition, certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by the Company. The Company was in compliance with all of its financial covenants at September 30, 2012.

Note 7 – Derivative Instruments

The Company is exposed to changing interest rates, which affects cash flows associated with its borrowings. The Company enters into derivative instruments, which through September 30, 2012 were comprised of Swaps, to mitigate its exposure to changes in interest rates. The Company’s Swaps involve the receipt of variable-rate interest amounts from a counterparty in exchange for the Company making payments based on a fixed interest rate over the life of the Swap.

The Company does not use derivatives for speculative purposes. While the Company has not elected to account for its derivative instruments as “hedges” under GAAP, it nonetheless uses such instruments to manage interest rate risk and, as such, views its derivative instruments as economic hedges. The Company has not elected hedge accounting for its derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for the Company’s derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on the Company’s consolidated statements of operations.

Information with respect to the Company’s derivative instruments as presented on the consolidated balance sheets at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps – assets	$—	$—	$80,000	$235
Swaps – (liabilities)	$1,500,000	$(27,438)	$265,000	$(3,481)

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table summarizes the average fixed pay rate and average maturity for the Company’s Swaps as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year and less than 3 years	$—	—%	—	$25,000	0.6%	2.7
Greater than 3 years and less than 5 years	1,245,000	1.1	4.7	310,000	1.4	4.8
Greater than 5 years	255,000	1.9	9.9	10,000	2.4	9.9

Total	$1,500,000	1.2%	5.6	$345,000	1.3%	4.8

The following table summarizes the amounts recognized on the consolidated statements of operations related to the Company’s derivatives for the three and nine months ended September 30, 2012 and for the period from July 27, 2011 through September 30, 2011:

		Gain (loss) recognized in income for the
Derivative Instrument	Location of Gain (Loss) Recognized in Income	Three months ended September 30, 2012	Nine months ended September 30, 2012	July 27, 2011 through September 30, 2011
Swaps	Loss on derivative instruments (realized(1))	$(6,822)	$(9,294)	$(115)
Swaps	Loss on derivative instruments (unrealized (1))	(9,831)	(24,192)	(108)

Total		$(16,653)	$(33,486)	$(223)

(1)	Amounts reported include: (i) realized amounts, which reflect periodic net interest settlement payments and receipts, including accrued payments/receipts and gains/losses on Swap terminations and (ii) unrealized amounts, which reflect changes in the fair value of Swaps.

The Company’s agreements with certain of its derivative counterparties contain financial covenants. Through September 30, 2012, the Company was in compliance with the terms of all such financial covenants.

The Company has minimum collateral posting thresholds with certain of its Swap counterparties, for which it typically pledges cash. (See Note 6, Collateral Positions.) If the Company had breached any of these provisions at September 30, 2012 and December 31, 2011, respectively, it could have been required to settle its obligations under the agreements at their termination value of approximately $28,602 and $3,646, which amounts reflect the estimated fair value of the Company’s Swaps that were in a liability position, plus accrued interest.

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

Pursuant to the terms of the Management Agreement, the Manager is paid a management fee equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), calculated and payable (in U.S. dollars) quarterly in arrears.

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

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

For the three and nine months ended September 30, 2012, the Company incurred approximately $2,031 and $4,386, respectively in management fees. From commencement of operations (July 27, 2011) through September 30, 2011, the Company incurred approximately $549 in management fees. In addition to the management fee, the Company is also responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of the Company and for certain services provided by the Manager to the Company. For the three and nine months ended September 30, 2012, the Company recorded expenses of $2,788 and $5,490, respectively related to reimbursements for certain expenses paid by the Manager on behalf of the Company. From July 27, 2011 through September 30, 2011, the Company recorded expenses of $3,389 related to reimbursements for certain expenses paid by the Manager on behalf of the Company. Expenses incurred by the Manager and reimbursed by the Company are typically included in the Company’s general and administrative expense on its consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At September 30, 2012 and December 31, 2011, approximately $3,588 and $784 for management fees incurred but not yet paid were included in payable to related party on the consolidated balance sheet.

Note 9 – Share-based Payments

On July 21, 2011, the Company’s board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (the “LTIP”). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of the Company’s common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Company’s board of directors (the “Compensation Committee”) and all grants under the LTIP must be approved by the Compensation Committee.

As of September 30, 2012, a total of 28,160 shares of restricted common stock and 41,250 RSUs were granted and outstanding pursuant to the LTIP, of which 7,347 and 10,667 were vested at such date. At September 30, 2012, the Company had unrecognized compensation expense of $380 and $607 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at September 30, 2012 is expected to be recognized over a weighted average period of 2.1 years. As of September 30, 2012, the Company had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.

For the three and nine months ended September 30, 2012 and from July 27, 2011 through September 30, 2011, the Company recognized stock-based compensation expense of $105, $274 and $70, respectively, and granted 0, 8,160 and 20,000 shares of restricted stock and 5,000, 10,000, and 31,250 RSUs.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 10 – Stockholders’ Equity

(a) Dividends Declared

The following table presents cash dividends declared by the Company’s board of directors on its common stock from July 27, 2011 through September 30, 2012:

Declaration Date	Record Date	Payment Date	Dividend per share
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

(b) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the nine months ended September 30, 2012:

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
April 20, 2012	13,900,000	$18.00	$250,200	(1)

(1)	The Company raised net equity capital of $249,490 after offering costs of $710.

(c) Public Offering of Preferred Stock

On September 20, 2012, the Company completed a public offering of 6,900,000 shares of 8.0% Series A Preferred Stock (“Preferred Stock”) at the price of $25.00 per share for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by the Company of approximately $5.9 million. Holders of the Company’s Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, the Company may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve the Company’s qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, the Company determined that such instruments are distinguished as equity instruments.

(d) Shelf Registration

On July 23, 2012, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by the Company from time to time pursuant to Rule 415 of the Securities Act. The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under the Company’s charter. This registration statement was declared effective by the SEC on August 10, 2012. At September 30, 2012, the Company had $577,500 available under this shelf registration statement.

Note 11 – Net Income per Common Share

The Company applies the two-class method of computing earnings per share for all periods presented for each class of common stock and participating security as if all earnings for the period had been distributed. Under

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

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

The table below presents basic and diluted net income per share of common stock using the two-class method for the three and nine months ended September 30, 2012 and from July 27, 2011 through September 30, 2011:

	Three months ended September 30, 2012	Nine months ended September 30, 2012	July 27, 2011 through September 30, 2011
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$70,397	$116,917	$(1,886)

Denominator:
Weighted average shares of common stock outstanding	24,184,410	18,599,851	10,270,000
Weighted average participating securities	30,000	28,236	31,250

Denominator for basic and diluted earnings per share—weighted average shares of common stock outstanding and common stock equivalents outstanding	24,214,410	18,628,087	10,301,250
Basic and diluted net income (loss) per weighted average share of common stock	$2.91	$6.28	$(0.18)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except share and per share data or as otherwise noted)

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements herein and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in the Company’s industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; the Company’s business and investment strategy; the Company’s operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; the Company’s ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which the Company participates; changes in the value of the Company’s assets; the Company’s expected portfolio of assets; the Company’s expected investment and underwriting process; interest rate mismatches between the Company’s target assets and any borrowings used to fund such assets; changes in interest rates and the market value of the Company’s target assets; prepayment rates on the Company’s target assets; effects of hedging instruments on the Company’s target assets; rates of default or decreased recovery rates on the Company’s target assets; the degree to which the Company’s hedging strategies may or may not protect the Company from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; the Company’s ability to maintain the Company’s qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the 1940 Act; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to the Company’s ability to make distributions to its stockholders in the future; and the Company’s understanding of its competition.

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

Overview

The Company, organized as a Maryland corporation, is structured as a holding company and conducts its businesses primarily through ARM Operating, LLC and its other operating subsidiaries. The Company operates and elected to qualify as a REIT for U.S. federal income tax purposes commencing with the Company’s taxable year ended December 31, 2011. The Company operates its business in a manner that it believes permits it not to register as an Investment Company under the 1940 Act. The Company is externally managed and advised by the Manager, an indirect subsidiary of Apollo Global Management, LLC.

On July 27, 2011, the Company completed its IPO, pursuant to which it sold 10,000,000 shares of its common stock to the public at a price of $20.00 per share generating gross proceeds of $200,000. Concurrently with the closing of the IPO, the Company completed a private placement in which the Company sold 250,000 shares of its common stock to certain affiliates and personnel of Apollo Global Management at a price of $20.00 per share. The Company received gross proceeds of $5,000 from the concurrent private placement. In connection with the IPO, $8,000 in underwriting discounts and commissions were paid by the Manager. The Company did not pay any underwriting discounts or commissions in connection with the IPO or the private placement. Net proceeds from the Company’s IPO and concurrent private placement, after the payment of offering costs of approximately $1,939, were approximately $203,061.

On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of common stock at a price of $18.00 per share, raising net proceeds of approximately $249,490. On September 20, 2012, the Company completed a public offering of 6,900,000 shares of 8.0% Preferred Stock at the price of $25.00 per share, raising net proceeds of approximately $166,572.

The Company invests in residential mortgage assets throughout the United States. The Company’s portfolio is currently comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral includes fixed-rate mortgages and ARMs), Agency IOs and Agency Inverse IOs, and (ii) non-Agency RMBS. Over time, the Company expects that it may invest in residential mortgage loans and other residential mortgage related assets, including excess mortgage servicing rights. The Company refers to the assets it targets for acquisition collectively as its “target assets.” At September 30, 2012, the Company’s portfolio was comprised of approximately $3,673,424 Agency RMBS and $561,054 non-Agency RMBS.

The Company uses leverage, currently comprised of borrowings under repurchase agreements, as part of its business strategy in order to increase potential returns to stockholders. As of September 30, 2012, the Company had entered into master repurchase agreements with 20 counterparties representing approximately $7,500,000 of potential funding capacity, and as a matter of routine business, continues to have discussions with additional financial institutions with respect to expanding its repurchase agreement capacity. As of September 30, 2012, the Company had $3,709,684 of borrowings outstanding under its repurchase agreements collateralized by $3,473,053 Agency RMBS and $539,799 non-Agency RMBS. At September 30, 2012, the Company had Swaps with a notional value of $1,500,000, which effectively fix the floating interest rate for a corresponding amount of borrowings under its repurchase agreements.

Factors Impacting the Company’s Operating Results

The Company’s results of operations are driven by, among other things, its net interest income, the market value of its assets, the supply and demand for RMBS in the market place, the terms and availability of adequate financing, general economic and real estate conditions (both on national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of its non-Agency RMBS. The Company’s net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing rates which impact interest expense and prepayment speeds on the Company’s RMBS, the behavior of which involves various risks and uncertainties. Interest rates and constant prepayment rates (or, CPR) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, the Company’s borrowing costs and credit lines are further affected by the collateral pledged and general conditions in the credit market. Many of the factors that impact the Company’s results of operations are beyond its control.

Premiums arise when the Company purchases a security at a price in excess of the principal balance of the mortgages securing such RMBS (i.e., par value). Conversely, discounts arise when the Company purchases RMBS at a price below the principal balance of the mortgages securing such RMBS. Premiums paid on the Company’s RMBS are amortized against interest income and accretable purchase discounts are accreted to interest income over the life of the security. The speeds at which premiums are amortized and discounts accreted are significantly impacted by the CPR for each security. CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, the CPR reflects conditional repayment rates (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS, and the conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults. CPRs on Agency RMBS and non-Agency RMBS may differ significantly.

Recent Market Conditions and the Company’s Strategy during the Quarter Ended September 30, 2012

Throughout the quarter-ended September 30, 2012, the Federal Reserve continued with its accommodative monetary policy, announcing on September 13, 2012 that it was extending its zero interest rate policy through mid-2015. In addition, the Federal Open Market Committee (or, FOMC) announced that it intended to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency mortgage-backed securities per month until such time that the labor market shows substantial improvement. The FOMC also announced that through the end of 2012, it will continue its program (known as “Operation Twist,” initially announced in September 2011 and extended in June 2012) to extend the average maturity of its holdings of securities and will continue to reinvest principal payments from its holdings of Agency debt and Agency mortgage-backed securities in such assets. These actions, which together will increase U.S. Government holdings of longer-term securities by approximately $85 billion each month through the end of 2012, caused prices on Agency pass-through securities to increase and put downward pressure on longer-term interest rates. The FOMC purchases are significant relative to the monthly fixed-rate mortgage originations and are expected to result in the federal government owning a majority of the new fixed-rate Agency security production. These actions in monetary policy, which reflect the Federal Reserve’s third round of quantitative easing, are broadly known as “QE3.”

Following the QE3 announcements, rising prices on both Agency and non-Agency RMBS have reduced yields and narrowed spreads on such assets. Primary mortgage rates had initially moved much less than the secondary market, as originators maintained tight underwriting standards and have yet to significantly increase capacity. However, the Company believes that faster mortgage prepayments may generally result for the remainder of 2012, as the Mortgage Bankers Association refinance application index has moved upward to levels not seen since April 2009. In addition, it appears that mortgage origination channels are increasing capacity to accommodate refinance activity.

Interest rates on the Company’s repurchase borrowings, which are short-term in nature, increased during the third quarter of 2012, further narrowing the Company’s interest rate spread. The Company believes that such rate increases reflect, in part, the impact of U.S. Government monetary policy actions aimed at decreasing long-term interest rates, whereby the U.S. Government emphasized purchases of longer-term securities and sold shorter-term securities. In addition, the Company believes that growth in demand for both Agency and non-Agency repurchase agreement funding has contributed to the increase in interest rates on borrowings under repurchase agreements.

On September 20, 2012, the Company closed a public offering on 6,900,000 shares of Preferred Stock, generating net proceeds of approximately $166,572, which were invested in a mix of Agency and non-Agency RMBS. The Company continued to invest in certain lower coupon Agency RMBS and selectively acquired non-Agency RMBS, as described in further detail below. The Company believes that the returns generated on the investment of the proceeds from the Preferred Stock offering will be accretive to earnings allocable to common stockholders.

During the quarter ended September 30, 2012, the Company sought value in pass-through Agency RMBS pools backed by loans with underlying characteristics, such as lower loan balance and high loan-to-value ratios, which the Company expects to mitigate prepayments. During the quarter, the Company purchased $1,672,217 of fixed-rate Agency RMBS at a weighted average purchase price of 108.1%. While pass-through Agency RMBS continue to trade at historically high premiums, aggregate prepayments continue to remain muted. For the third quarter of 2012, the Company’s Agency RMBS portfolio had a fair value weighted average CPR of 5.2%, comprised of 5.0% CPR on Agency pass-through securities and 14.9% CPR on Agency IO and Agency Inverse IO securities. During the quarter, the maximum average monthly CPR was experienced in August 2012, with an overall Agency CPR of 6.3%, comprised of 6.1% on Agency pass through securities and 17.6% on Agency

IO and Agency Inverse IO securities in the aggregate. In the market place, fixed-rate Fannie Mae RMBS prepaid at 27.6% CPR in the aggregate for the third quarter of 2012, with a high of 29.8% experienced in August. The Company believes that the lower prepayments it has experienced on its Agency RMBS generally reflect its selective asset acquisition strategy.

The Company sold $674,293 of Agency RMBS (primarily comprised of 15 and 20-year pass-through securities) realizing net gains of $13,464, and generally invested such proceeds, along with new equity capital and portfolio run-off, in 30-year Agency RMBS that the Company believes contain certain prepayment protection characteristics, non-Agency RMBS and Agency Inverse IOs. As the Company found attractive investment opportunities, it reallocated investments from Agency RMBS to non-Agency RMBS. The Company believes that loss-adjusted returns on non-Agency RMBS continue to represent attractive investment opportunities. With respect to non-Agency RMBS, the Company has continued to increase its investments in securities backed by Alt-A and subprime mortgage loans and Option ARMs. In addition, it has also continued its strategy of investing in certain non-Agency RMBS that the Company believes exhibit sufficient credit enhancement in the form of subordination, equity in the underlying property values or market discount to support its investment objectives. In particular, the Company focused on non-Agency RMBS at the top of the capital structure, rather than second and third pay non-Agency RMBS, which it believes provide greater cash flow in the near term. During the quarter the Company purchased $184,863 of non-Agency RMBS with a weighted average purchase price of 67.0% of par value.

The Company receives interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn will increase the cash flow and the value of such securities; the inverse results apply with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, the Company also views such instruments as an economic hedge against the impact that an increase in market interest rates would have on its Agency RMBS. Agency IOs and Agency Inverse IOs comprised a relatively small portion of the Company’s assets at September 30, 2012; the Company held $8,324 and $43,431 in such instruments, respectively. In response to changes in market conditions during the quarter ended September 30, 2012, the Company sold $12,269 and $570 of its Agency IO and Agency Inverse IO securities, realizing gains of $809.

Repurchase agreement funding for both Agency RMBS and non-Agency RMBS remained available at attractive market terms from an increasing number of counterparties during the third quarter of 2012. Typically, due to the credit risk inherent in non-Agency RMBS, repurchase agreement funding involving non-Agency RMBS remains available from fewer counterparties in the market place and have terms requiring higher collateralization and higher interest rates, relative to repurchase agreement borrowings secured by Agency RMBS. During the third quarter of 2012, the Company added an additional repurchase funding counterparty, increasing the total number of counterparties from which repurchase borrowings are available to 20 from 19 at June 30, 2012. In addition, since September 30, 2012 through November 8, 2012, the Company entered into two additional master repurchase agreements, with aggregate uncommitted credit lines of $600,000. At September 30, 2012, the Company had borrowings under repurchase agreements with 16 counterparties resulting in an overall debt-to-equity multiple of 5.4 times.

During the quarter, the Company terminated Swaps with an aggregate notional of $155,000 and a weighted average fixed pay leg of 1.49%, incurring losses of $4,747 on such termination. From time to time, the Company may terminate certain of its Swaps in connection with sales of assets. As part of its hedging strategy, in late October 2012, the Company purchased a one year interest rate swaption (or, Swaption) with an underlying ten year fixed-pay Swap with a notional amount of $75,000. Swaptions provide the Company the right, but not the obligation, to enter into a Swap at a future date.

The Company’s book value per common share increased to $21.46 at September 30, 2012 from $19.65 at June 30, 2012, driven by net price appreciation and realized gains on Agency and non-Agency RMBS, which more than offset negative Swap valuations and realized losses on Swap terminations. Unrealized gains on the Company’s Agency and non-Agency RMBS increased by $28,345 and $26,568, respectively while Swap valuations declined $9,831.

Target Assets

As of September 30, 2012, the Company held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, and non-Agency RMBS. The following is a summary of the Company’s target assets:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole pool RMBS, collateralized mortgage obligations, Agency IO, Agency Inverse IO and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS	Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, subprime mortgage loans and prime mortgage loans, which may be adjustable-rate, hybrid or fixed-rate.

Residential Mortgage Loans	Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs and subprime mortgage loans. These mortgages may be performing, sub-performing or non-performing and may be adjustable-rate, hybrid or fixed-rate.

Other Residential Mortgage Assets	Non-Agency RMBS comprised of interest-only (or, IO), principal-only (or, PO), floating rate inverse interest-only (or, Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities.

Additionally, in the future the Company may invest in assets other than its target assets, in each case subject to maintaining its qualification as a REIT for U.S. federal income tax purposes and its exemption from registration under the 1940 Act.

Financing Strategy

The Company uses leverage primarily for the purposes of financing its portfolio and increasing potential returns to stockholders and not for speculative purposes. The amount of leverage the Company chooses to employ for particular assets will depend upon the Manager’s assessment of a variety of factors, which include the availability of particular types of financing and the Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of its financing counterparties.

During the quarter ended September 30, 2012, the Company financed its Agency RMBS with repurchase agreements targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage. During the quarter ended September 30, 2012, the Company financed its non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. The Company had aggregate debt-to-equity of 5.4 times and 5.3 times at September 30, 2012 and December 31, 2011, respectively. Like all market participants that utilize leverage, the Company may be limited or restricted in the amount of future leverage it may employ by the terms and provisions of any financing or other agreements.

The terms of the Company’s repurchase agreement borrowings are typically one to three months, but in some cases have terms up to twelve months. At September 30, 2012, the Company had entered into master repurchase agreements with 20 counterparties representing approximately $7,500,000 of potential funding capacity, and, as a matter of routine business continues to have discussions with additional financial institutions with respect to expanding its repurchase agreement capacity. As of September 30, 2012, the Company had $3,709,684 of borrowings outstanding under its repurchase facilities with 16 counterparties. Over time, as market conditions change, in addition to repurchase borrowings, the Company may use other forms of leverage, including, but not limited to, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.

Hedging Strategy

Subject to maintaining the Company’s qualification as a REIT for U.S. federal income purposes, the Company pursues various hedging strategies as it seeks to reduce its exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may necessitate that the Company implement certain of these techniques through a domestic taxable REIT subsidiary that is fully subject to federal corporate income taxation. The Company’s hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of September 30, 2012, the Company had entered into Swaps designed to mitigate the effects of increases in interest rates under a portion of its repurchase agreements. These Swaps effectively fix the floating interest rates on $1,500,000 of borrowings under repurchase agreements as of September 30, 2012. To date, the Company has not elected to apply hedge accounting for its Swaps and, as a result, records the change in estimated fair value of its Swaps and the associated Swap interest in earnings.

Critical Accounting Policies

A summary of the Company’s accounting policies was set forth in its annual report on Form 10-K for the year ended December 31, 2011 under Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

Results of Operations

The following discussion of the Company’s results of operations highlights the Company’s performance for the three and nine months ended September 30, 2012. From July 27, 2011 through September 30, 2011, the Company had a net loss of $1,886 or $(0.18) per basic and diluted weighted average common share. The Company was not fully invested in its target assets and was not levered in a manner consistent with its long-term business plan during the period, as such, the results of operations from July 27, 2011 through September 30, 2011 are not representative of the Company’s business plan and are not comparable with the current periods presented.

The Company had net income available to common stock and participating securities of $70,397, or $2.91 per basic and diluted common share for the third quarter of 2012 and $116,917, or $6.28 per basic and diluted common share for the nine months ended September 30, 2012.

Investment Activity

During the three and nine months ended September 30, 2012, the Company acquired $1,717,131 and $4,231,583 of Agency RMBS and $184,862 and $485,994 of non-Agency RMBS, respectively, of which $132,085 were unsettled at September 30, 2012. The Company increased investment activity following the completion of its Preferred Stock offering on September 20, 2012, under which it raised additional capital of approximately $166,572. Prepayments and scheduled amortization were $45,547 and $102,056 for Agency RMBS and $21,986 and $44,855 for non-Agency RMBS during the three and nine months ended September 30, 2012, respectively. Proceeds from sales received during the three and nine months ended September 30, 2012 were $674,293 and $1,641,472 for Agency RMBS and $3,557 and $41,615 for non-Agency RMBS, respectively.

As of September 30, 2012, the Company’s Agency RMBS consisted primarily of RMBS which the Manager believes exhibit prepayment mitigation attributes. The Company’s Agency RMBS portfolio experienced a fair value weighted average CPR of 5.2% and 4.9% for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012, the Company’s non-Agency RMBS consisted primarily of RMBS comprised of seasoned sub-prime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of the Company’s non-Agency RMBS portfolio was 65.9% of par as of September 30, 2012. (For additional information about the Company’s RMBS portfolios as of September 30, 2012, see Note 4 – Residential Mortgage-Backed Securities to the consolidated financial statements included in this quarterly report on Form 10-Q.)

As of September 30, 2012, the Company had investment related payables with respect to unsettled purchases of $114,673 for Agency RMBS and $17,412 for non-Agency RMBS, of which no items were outstanding greater than 30 days.

Financing Activity

Repurchase agreements are used to finance a substantial majority of the Company’s Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At September 30, 2012, the Company had outstanding repurchase agreement borrowings with 16 counterparties totaling $3,709,684. The table below presents certain information about the Company’s borrowings under repurchase agreements for the periods presented:

	Repurchase Agreements
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
September 30, 2012 (1)	$2,625,055	$3,709,684	$3,709,684
June 30, 2012 (2)	$2,192,868	$2,631,101	$2,631,101
March 31, 2012	$1,099,145	$1,171,177	$1,177,701
December 31, 2011	$782,835	$1,079,995	$1,079,995
September 30, 2011	$129,194	$392,573	$392,573

(1)	On September 20, 2012, the Company raised net equity of approximately $166,572, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements at the period end relative to the average balance during the period.
(2)	On April 20, 2012, the Company raised net equity of approximately $249,490, which was invested on a leveraged basis and, as a result, increased the Company’s borrowings under repurchase agreements at the period end relative to the average balance during the period.

The following table presents information with respect to the Company’s repurchase agreement borrowings by type of collateral pledged as of September 30, 2012, and the respective effective cost of funds for the three and nine month periods then ended and from July 27, 2011 through September 30, 2011:

		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012			July 27, 2011 through September 30, 2011
Collateral	Balance September 30, 2012	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)	Balance September 30, 2011	Cost of Funds	Effective Cost of Funds (1)
RMBS Type:
Agency	$3,314,990	0.44%	0.80%	0.41%	0.75%	$345,736	0.42%	1.01%
Non-Agency	394,694	2.17	2.17	2.09	2.09	46,837	1.76	1.76

Total	$3,709,684	0.65%	0.96%	0.58%	0.89%	$392,573	0.62%	1.12%

(1)	The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and net interest expense component of Swaps during the period of $2,075, 4,585, and $115, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against the impact of increases in interest rates on the Company’s borrowing costs.

Derivative Instruments. As of September 30, 2012, the Company held Swaps which are intended to mitigate the effects of increases in interest rates on a portion of its repurchase agreements. Pursuant to the Company’s Swaps, it pays a fixed rate of interest and receives a variable rate of interest, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. The Company’s Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps.

The following table presents information about the Company’s Swaps as of September 30, 2012:

Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 3 years and less than 5 years	$1,245,000	1.1%	4.7
Greater than 5 years	255,000	1.9	9.9

Total	$1,500,000	1.2%	5.6

Net Interest Income

The Company earned interest income of approximately $26,438 and $60,791 for the three and nine months ended September 30, 2012. The Company incurred interest expense of approximately $4,289 and $8,521 for the three and nine months ended September 30, 2012, respectively, which were related to borrowings from repurchase agreements.

Interest rate spread and net interest margin are key performance metrics for entities, such as the Company, whose performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. Both interest rate spread and net interest margin are presented on an annualized basis for the period presented. The Company had an interest rate spread and net interest margin of 2.74% and 2.90% for the three months ended September 30, 2012, respectively. The Company generally expects that its interest rate spread and net interest margin will compress in the fourth quarter of 2012, reflecting tightened market spreads, the expectation that prepayments on its Agency RMBS will increase and that the Company has locked into slightly higher borrowing rates as it continues to secure financing for its RMBS over year-end 2012. (See “Recent Market Conditions and the Company’s Strategy during the Quarter ended September 30, 2012,” as previously discussed.)

Interest income is subject to interest rate risk. Refer to Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for more information relating to interest rate risk and its impact on the Company’s operating results.

The following table sets forth certain information regarding the Company’s net investment income for the periods presented:

	Three Months Ended
	September 30, 2012			June 30, 2012			March 31, 2012
	Agency	Non- Agency	Total	Agency	Non- Agency	Total	Agency	Non- Agency	Total
Average RMBS held (1)	$2,624,211	$430,337	$3,054,548	$2,362,290	$274,200	$2,636,490	$1,220,907	$138,902	$1,359,809
Total interest income	$17,406	$9,032	$26,438	$14,015	$7,975	$21,990	$8,364	$3,999	$12,363
Weighted Average CPR	5.2%	3.4%	5.0%	3.7%	3.3%	3.6%	6.0%	3.1%	5.7%
Yield on average RMBS	2.60%	8.21%	3.39%	2.35%	11.51%	3.30%	2.71%	11.39%	3.60%
Average balance of repurchase agreements	$2,312,870	$312,185	$2,625,055	$1,995,103	$197,765	$2,192,868	$1,005,133	$94,012	$1,099,145
Total interest expense	$2,579	$1,710	$4,289	$1,913	$958	$2,871	$900	$461	$1,361
Average cost of funds (2)(3)	0.44%	2.17%	0.65%	0.38%	1.94%	0.53%	0.36%	1.97%	0.50%
Net interest income	$14,827	$7,322	$22,149	$12,102	$7,017	$19,119	$7,464	$3,538	$11,002
Net interest rate spread	2.15%	6.04%	2.74%	1.96%	9.56%	2.77%	2.35%	9.42%	3.10%
Total interest expense including net interest cost of Swaps (4)	$4,654	$1,710	$6,364	$3,636	$958	$4,594	$1,649	$461	$2,110
Average cost of funds including net interest cost of Swaps (4)	0.80%	2.17%	0.96%	0.73%	1.94%	0.84%	0.66%	1.97%	0.77%
Net interest income including net interest cost of Swaps (4)	$12,752	$7,322	$20,074	$10,379	$7,017	$17,396	$6,715	$3,538	$10,253
Net interest rate spread including net interest cost of Swaps (4)	1.80%	6.04%	2.43%	1.62%	9.56%	2.46%	1.95%	9.42%	2.83%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains (losses).
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)	Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain (loss) on derivative instruments in the consolidated statement of operations.
(4)	See Non-GAAP Financial Measures included on page 38 in this quarterly report on Form 10-Q.

Realized and Unrealized Gain (Loss)

During the three and nine months ended September 30, 2012 the Company sold Agency RMBS of $674,293 and $1,641,472, respectively, realizing gross gains of $13,716 and $28,632, respectively, and gross losses of $251 and $316, respectively. The Company generally sold certain Agency RMBS with higher coupons, hybrid adjustable rates, and certain 15 and 20 year securities and migrated to 30-year fixed rate Agency RMBS. Agency RMBS were primarily sold in order to mitigate prepayment risk in the Company’s RMBS portfolio. In addition, as the Company finds attractive investment opportunities in non-Agency RMBS, it sells Agency RMBS and reinvests such capital in non-Agency RMBS. During the three and nine months ended September 30, 2012, the Company sold non-Agency RMBS of $3,557 and $41,615, respectively, realizing gross gains of $396 and $3,958, respectively, and gross losses of $0 and $30, respectively. The Company has no continuing involvement with any of these RMBS sales.

The Company has elected the fair value option for all of its RMBS and, as a result, records the change in estimated fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments, which were entirely comprised of Swaps, that are included in the Company’s consolidated statement of operations for the three months ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and from July 27, 2011 through September 30, 2011:

	Three months ended				July 27, 2011 through September 30, 2011
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Realized gain on RMBS	$13,861	$11,614	$6,769	$550	$335
Unrealized gain on RMBS	54,913	14,598	5,950	3,765	(1,283)
Realized loss on derivatives (1)	(6,822)	(1,723)	(749)	(515)	(115)
Unrealized loss on derivatives	(9,831)	(13,792)	(569)	(3,138)	(108)

Total	$52,121	$10,697	$11,401	$662	$($1,171)

(1)	Realized losses represent the net interest paid or due for Swaps and net termination gain/loss during the period.

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of the Company’s RMBS portfolio and derivative instruments that are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012
Realized gain on RMBS	$32,244
Unrealized gain on RMBS	75,461
Realized loss on derivatives	(9,294)
Unrealized loss on derivatives	(24,192)

Total	$74,219

In order to mitigate interest rate risk resulting from the Company’s repurchase agreements, the Company enters into Swaps. At September 30, 2012, the Company had Swaps with an aggregate notional amount of $1,500,000, a weighted average fixed pay rate of 1.2% and weighted average term to maturity of 5.6 years. While not designated as a hedge for accounting purposes, the Company’s Swaps are viewed as an economic hedge on a portion of the Company’s borrowings under repurchase agreements. Since the Company does not apply hedge accounting for its Swaps, it records the change in estimated fair value related to such agreements in earnings as unrealized gain or loss on derivative transactions. Included in realized gain or loss on derivative instruments are the net Swap payments (including accrued amounts) associated with the Company’s Swaps. At September 30, 2012, all of the Company’s Swaps were in an unrealized loss position, which totaled $27,438. In late October 2012, the Company purchased a Swaption with an underlying ten year fixed-pay, $75,000 notional amount, Swap and will consider additional purchases of such derivative instruments to serve as an economic hedge against future increases in interest rates associated with a portion of its anticipated future repurchase agreement borrowings.

Expenses

General and Administrative Expenses. The Company incurred general and administrative expenses of approximately $1,858 and $5,211 for the three and nine months ended September 30, 2012, respectively, which represents professional fees, insurance, non-cash stock based compensation and overhead costs of the Company.

Management Fee Expense. Pursuant to its Management Agreement, the Company incurred management fee expenses of approximately $2,031 and $4,386 for the three and nine months ended September 30, 2012,

respectively, of which $3,588 was payable to the Manager at September 30, 2012. Under the terms of the Management Agreement, the Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity of the Company (as defined in the Management Agreement), per annum. The Manager will use the proceeds from its management fee in part to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are officers of the Company, will receive no cash compensation directly from the Company. The Company does not reimburse the Manager or its affiliates for the salaries and other compensation of their personnel, except for the allocable share of the compensation of (1) the Company’s Chief Financial Officer based on the percentage of his time spent on the affairs of the Company and (2) other corporate finance, tax, accounting, internal audit, legal, risk management, operations, compliance and other non-investment professional personnel of the Manager or its affiliates who spend all or a portion of their time managing the affairs of the Company based on the percentage of time devoted by such personnel to the affairs of the Company. The Company is also required to reimburse the Manager for operating expenses related to the Company incurred by the Manager, including expenses relating to legal, accounting, due diligence and other services. The management fee for the quarter ended September 30, 2012 reflects the increase in stockholders’ equity resulting from the Company’s issuance of common stock in April 2012, which increased stockholders’ equity by $249,490.

The management fees, expense reimbursements and the relationship between the Manager and the Company are discussed further in Note 8 – Related Party Transactions, to the consolidated financial statements contained in this quarterly report on Form 10-Q.

Dividends

The following table presents cash dividends declared by the Company on its common stock from July 27, 2011 through September 30, 2012:

Declaration Date	Record Date	Payment Date	Amount per Share
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75
December 15, 2011	December 31, 2011	January 12, 2012	$0.30

Liquidity and Capital Resources

General

The Company’s principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of the Company’s common stock and Preferred Stock. Cash is needed to fund the Company’s ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.

Under the Company’s repurchase agreements, lenders retain the right to mark the collateral pledged to estimated fair value. A reduction in the value of the collateral pledged will require the Company to provide additional securities or cash as collateral. As part of the Company’s risk management process, the Manager closely monitors the Company’s liquidity position and subjects the Company’s balance sheet to scenario testing designed to assess the Company’s liquidity in the face of different economic and market developments.

The Company believes it has adequate financial resources to meet its obligations, including margin calls, as they come due, to actively hold and acquire its target assets, to fund dividends it declares on its common stock and to pay its operating expenses. However, should the value of the Company’s RMBS suddenly decrease, significant margin calls on repurchase agreement borrowings could result and the Company’s liquidity position could be materially and adversely affected. Further, should market liquidity tighten, the Company’s repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount, known as the “haircut,” on new financings, reducing the Company’s ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting the Company’s current or potential lenders’ ability to provide the Company with financing.

Public Offerings of Preferred Stock and Common Stock

On September 20, 2012, the Company completed a public offering of 6,900,000 shares of 8.0% Preferred Stock at the price of $25.00 per share, generating net equity capital of approximately $166,572. Generally, the Company may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve the Company’s qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement filed with the SEC on September 17, 2012. After September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

On April 20, 2012, the Company completed a follow-on public offering of 13,900,000 shares of its common stock at a price of $18.00 per share, generating net equity capital of approximately $249,490.

The Company primarily used the cash generated from these capital market transactions to invest on a leveraged basis in Agency and non-Agency RMBS.

Borrowings under Repurchase Agreements

Borrowings under repurchase agreements are uncommitted and renewable at the discretion of the Company’s lenders. As of September 30, 2012, the Company had master repurchase agreements with 20 counterparties representing approximately $7,500,000 of potential funding capacity, and as a matter of routine business has discussions with other financial institutions in order to potentially provide the Company with additional repurchase agreement capacity. The Company had borrowings under repurchase agreements with 16 counterparties at September 30, 2012.

The following table presents the Company’s borrowings by type of collateral pledged and the fair value of collateral pledged as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 and the weighted average interest rate and the effective cost of funds for the periods then ended:

	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
September 30, 2012:
Agency RMBS	$3,314,990	$3,491,639	0.44%	0.80%
Non-Agency RMBS	394,694	542,698	2.17	2.17

Total	$3,709,684	$4,034,337	0.65%	0.96%

June 30, 2012:
Agency RMBS	$2,376,543	$2,503,509	0.38%	0.73%
Non-Agency RMBS	254,558	343,548	1.94	1.94

Total	$2,631,101	$2,847,057	0.53%	0.84%

March 31, 2012:
Agency RMBS	$1,040,848	$1,094,737	0.36%	0.66%
Non-Agency RMBS	130,329	180,201	1.97	1.97

Total	$1,171,177	$1,274,938	0.50%	0.77%

December 31, 2011:
Agency RMBS	$1,002,626	$1,055,631	0.38%	0.71%
Non-Agency RMBS	77,369	112,650	1.81	1.81

Total	$1,079,995	$1,168,281	0.50%	0.81%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 6 – Collateral Positions to the consolidated financial statements included in this quarterly report on Form 10-Q.)
(2)	The effective cost of funds for the quarterly periods ended September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 is calculated on an annualized basis and includes the interest component for Swaps of $2,075, $1,761, $749 and $600, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by the Company as an economic hedge against increases in interest rates.

With respect to the Company’s repurchase agreement borrowings, the haircut represents the percentage by which the collateral value is contractually required to exceed the loan amount. At September 30, 2012, haircuts ranged from a low of 3.0% to a high of 5.5% for the Company’s repurchase borrowings secured by Agency RMBS, and a low of 10% to a high of 40% for repurchase borrowings secured by non-Agency RMBS. Under the Company’s repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when the Company pledges additional collateral in the form of securities and/or cash to the lender. The Company has met all margin calls to date.

In addition, certain repurchase agreements are subject to financial covenants. An event of default or termination event would give some of the Company’s counterparties the option to terminate all existing repurchase transactions with the Company and require any amount due to the counterparties by the Company to be payable immediately. The Company was in compliance with all of its financial covenants at September 30, 2012. At September 30, 2012, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $4,012,852 and RMBS held as a component of clearing margin totaled $4,827. Cash collateral held by counterparties at September 30, 2012 was $58,551, and is reported on the Company’s balance sheet as “restricted cash,” and was comprised of $21,485 provided in connection with repurchase borrowings and $37,066 provided in connection with Swaps.

The Company had approximately $132,085 of unsettled security purchases as of September 30, 2012, which would have increased its total outstanding borrowing balance at such date if such purchases were settled with borrowings under repurchase agreements.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2012

The Company’s cash and cash equivalents increased by $87,145 during the nine months ended September 30, 2012, primarily reflecting $3,013,673 provided by financing activities, $32,763 provided by operating activities and $2,959,291 used for investing activities. The Company maintains cash and cash equivalents at levels that it believes will enable it to meet margin calls and other obligations as they come due. The Company held cash of approximately $131,552 at September 30, 2012.

During the nine months ended September 30, 2012, the Company utilized cash primarily provided from the sale of RMBS, the issuance of its common stock and Preferred Stock and principal payments on RMBS to purchase $4,706,637 of RMBS on a leveraged basis.

Other Potential Sources of Financing

The Company’s primary sources of cash currently consist of repurchase facility borrowings, income and repayment of investments and, from time to time, equity offerings. In the future, the Company expects its primary sources of liquidity to consist of payments of principal and interest the Company receives on its portfolio of assets, unused borrowing capacity under its financing sources and future issuances of equity and debt securities.

To maintain its qualification as a REIT under the Internal Revenue Code, the Company must distribute annually at least 90% of its net taxable income, excluding net capital gains. These distribution requirements limit the Company’s ability to retain earnings and thereby replenish or increase capital for operations.

Contractual Obligations and Commitments

The Company’s contractual obligations including accrued interest through September 30, 2012 are as follows:

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,711,940	—	—	—	$3,711,940

Total	$3,711,940	—	—	—	$3,711,940

The tables above do not include amounts due under the Management Agreement as those obligations, discussed below, do not have fixed and determinable payments, or Preferred Stock dividends.

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

Dividends on Common and Preferred Stock

The Company has outstanding 6,900,000 shares of Series A Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other securities of the Company at the election of the holders. After September 20, 2017, the Company may, at its option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

The Company intends to make regular quarterly dividend distributions to holders of its common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. The Company intends to pay regular quarterly dividends to its stockholders in an amount equal to the net taxable income of the Company, if and to the extent authorized by its board of directors. Before the Company pays any dividend, whether for U.S. federal income tax purposes or otherwise, the Company must first meet both its operating requirements and debt service on its repurchase agreements and other debts payable. If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Non-GAAP Financial Measures

Effective Cost of Funds

Effective Cost of Funds includes the net interest component related to the Company’s Swaps. While the Company has not elected hedge accounting under GAAP for its Swaps, such derivative instruments are viewed by the Company as an economic hedge against increases in future market interest rates, and therefore the Effective Cost of Funds reflects interest expense adjusted to include a portion of the realized loss (i.e., the interest expense component) for the Company’s Swaps. The Company believes that the presentation of Effective Cost of Funds is useful for investors because Effective Cost of Funds, which includes the net interest component related to the Company’s Swaps, provides investors with an appropriate measure of the borrowing costs of the Company, compared to interest expense only.

The following table reconciles the Effective Cost of Funds with interest expense for the three and nine months ended September 30, 2012 and for the period from July 27, 2011 through September 30, 2011:

	Three months ended September 30, 2012		Nine months ended September 30, 2012		July 27, 2011 through September 30, 2011
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$4,289	0.65%	$8,521	0.58%	$143	0.62%
Adjustment:
Net interest paid for Swaps	2,075	0.31%	4,585	0.31%	115	0.50%

Effective Cost of Funds	$6,364	0.96%	$13,106	0.89%	$258	1.12%

Weighted average balance of repurchase borrowings	$2,625,055		$1,966,293		$129,194

Operating Earnings

The Company’s Operating Earnings were $16,306, $38,387, and ($760) for the three and nine months ended September 30, 2012 and for the period from July 27, 2011 through September 30, 2011, respectively. Operating Earnings is a non-GAAP financial measure that is used by the Company to approximate cash available for distribution and is defined as GAAP net income as adjusted, primarily reflecting the exclusion of: (i) unrealized gains and losses on RMBS; (ii) net changes in the fair value of Swaps; (iii) realized gains or losses on the termination of Swaps; and (iv) realized gains and losses on sales of RMBS.

In order to evaluate the effective yield of the portfolio, the Company uses Operating Earnings to reflect the net investment income of the Company’s portfolio as adjusted to reflect the net Swap interest income/(expense). Operating Earnings allows the Company to isolate the interest income/(expense) associated with the Company’s Swaps in order to monitor and project the Company’s borrowing costs and interest rate spread. In addition, the Company utilizes Operating Earnings as a key metric in conjunction with other portfolio and market factors to determine the appropriate leverage and hedge ratios, as well as the overall structure of the portfolio. The Company believes that the presentation of Operating Earnings is useful to investors because Operating Earnings isolates the net Swap interest income/(expense) which provides investors with an additional metric to identify trends in the Company’s portfolio as they relate to the interest rate environment. The Company also believes that its investors use Operating Earnings or a comparable supplemental performance measure to evaluate and compare the performance of the Company and its peers, and as such, the Company believes that the disclosure of Operating Earnings is useful to its investors.

The primary limitation associated with Operating Earnings as a measure of the Company’s financial performance over any period is that it excludes the effects of net realized and unrealized gains/(losses) from investments and Swaps. In addition, the Company’s presentation of Operating Earnings may not be comparable to similarly-titled measures of other companies, who may use different calculations. As a result, Operating Earnings should not be considered as a substitute for the Company’s GAAP net income as a measure of its financial performance or any measure of its liquidity under GAAP.

The table below summarizes the reconciliation from Net Income to Operating Earnings:

	Three months ended September 30, 2012	Nine months ended September 30, 2012	July 27, 2011 through September 30, 2011
Net Income/(Loss) – GAAP	$70,397	$116,917	$(1,886)
Adjustments:
Non-cash stock-based compensation expense	105	274	70
Unrealized gain on RMBS, net	(54,913)	(75,461)	1,283
Unrealized loss on derivatives, net	9,831	24,192	108
Realized gain on sale of RMBS, net	(13,861)	(32,244)	(335)
Realized loss on Swap terminations, net	4,747	4,709	—

Total adjustments to arrive at Operating Earnings	(54,091)	(78,530)	1,126

Operating Earnings	$16,306	$38,387	$(760)

Basic and Diluted Operating Earnings per Share of Common Stock	$0.67	$2.06	$(0.07)

Basic and diluted weighted average common shares outstanding	24,214,410	18,628,087	10,301,250

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

(Amounts in thousands – except share and per share data and percentages)

The Company seeks to manage its risks related to the credit quality of its assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from its assets through ownership of the capital stock of the Company. While the Company does not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and seeks to actively manage risk, to earn sufficient compensation to justify taking such risks and to maintain capital levels consistent with the risks the Company undertakes.

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

The following table presents certain information about the Company’s non-Agency RMBS portfolio at September 30, 2012. Information presented with respect to weighted average loan to value, weighted average FICO score (which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

September 30, 2012
Portfolio Characteristics:
Number of Securities	125
Carrying Value/Estimated Fair Value	$561,054
Amortized Cost	$532,182
Current Par Value	$806,983
Carrying Value to Current Par	69.5%
Amortized cost to Current Par	65.9%
Net Weighted Average. Coupon	1.19%

Collateral Attributes:
Weighted Average Loan Age (months)	86
Weighted Average Original Loan-to-Value	79.3%
Weighted Average Original FICO	642

Current Performance:
60+ Day Delinquencies	36.7%
Average Credit Enhancement (1)	27.5%
3 Month CPR (2)	3.4%

(1)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. The Company’s RMBS may incur losses if credit enhancement is reduced to zero.
(2)	Information is based on loans for individual groups owned by the Company. Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2012.

To the extent the Company invests in residential mortgage loans, it may retain the risk of potential credit losses on the mortgage loans that the Company holds in its portfolio. With respect to any residential mortgage loans in which the Company may invest, the Company expects to seek to obtain representations and warranties from each seller stating that each loan was underwritten to its requirements or, in the event underwriting exceptions were made, that the Company is informed of the exceptions so that the Company may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that the Company purchases may be obligated to repurchase the loan from the Company. In the event the Company invests in residential mortgage loans, the Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies, domestic and international economic and political considerations, as well as other factors beyond the Company’s control. The Company is subject to interest rate risk in connection with its assets and its related financing obligations. In general, the Company expects to finance the acquisition of its assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset specific funding arrangements. Subject to maintaining its qualification as a REIT for U.S. federal income tax purposes, the Company utilizes derivative financial instruments to hedge the interest rate risk associated with the Company’s borrowings. The Company also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of its assets.

The Company’s operating results will depend in large part on differences between the income earned on its assets and its borrowing costs which are impacted by changes in interest rates. With respect to the Company’s portfolio, increases in interest rates are generally expected to cause the following to occur over time: (i) the interest expense associated with borrowings to increase; (ii) the value of fixed-rate RMBS to decrease; (iii) coupons on ARM-RMBS to reset to higher interest rates; (iv) prepayments on RMBS to decline, thereby slowing the amortization of Agency RMBS purchase premiums and the accretion of purchase discounts on non-Agency RMBS; (v) the value of Agency IOs to increase; and (vi) the value of and payments received on Swaps to increase. Conversely, decreases in interest rates are generally expected to cause the following to occur over time: (i) the interest expense associated with borrowings to decrease; (ii) the value of fixed-rate RMBS to increase; (iii) coupons on ARM-RMBS to reset to lower interest rates; (iv) prepayments on RMBS to increase, thereby accelerating the amortization of Agency RMBS purchase premiums and the accretion of purchase discounts on non-Agency RMBS; (v) the value of Agency IOs to decrease; and (vi) the value of and payments received on of Swaps to decrease. Changes in the value of the Company’s RMBS and Swaps are reflected in earnings, which correspondingly impact stockholders’ equity and the resulting book value of the Company’s common stock. Ultimately, the impact of changes in interest rates will reflect, among other things: the amount of interest rate change; the time period over which such rates change; the specific terms of ARMs underlying the Company’s ARM-RMBS, such as the presence of periodic and life-time interest rate caps and floors.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of the Company’s interest rate-sensitive investments, including Swaps, and net interest income at September 30, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on the Manager’s expectations. The analysis presented utilizes the Manager’s assumptions, models and estimates, which are based on the Manager’s judgment and experience.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(6.99)%	(0.98)%
+0.50%	(3.27)%	(0.27)%
(0.50)%	(3.28)%	(0.53)%
(1.00)%	(10.41)%	(1.30)%

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2012. The analysis presented utilizes assumptions and estimates based on the Manager’s judgment and experience. Furthermore, while the Company generally expects to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change the Company’s interest rate risk profile.

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

Counterparty Risk

The Company finances the acquisition of a significant portion of its RMBS with repurchase agreements. The aggregate of the Company’s repurchase agreement financings are reflected as a liability in the Company’s consolidated balance sheet. In connection with these financing arrangements, the Company pledges its securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing such that the borrowing will be over-collateralized. As a result, the Company is exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and the Company is not able to recover its pledged assets. The amount of this exposure is the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to the lender including accrued interest receivable on such collateral. For additional information about the Company’s assets pledged as collateral as of September 30, 2012, see Note 6 – Collateral Positions to the consolidated financial statements included in this quarterly report on Form 10-Q.

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

The table below summarizes the Company’s exposure to its repurchase agreement and Swap counterparties at September 30, 2012:

	Number of Counterparties	Repurchase Agreement Borrowings	Swaps at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	8	$1,870,166	$(18,997)	$161,938	3.5%
Canada (2)	1	115,946	—	52,729	1.1

	9	1,986,112	(18,997)	214,667	4.6

Europe: (2)
Germany	1	$275,554	$—	$20,799	0.5%
Switzerland	2	368,165	—	29,565	0.6
United Kingdom	2	513,678	(7,367)	34,083	0.7

	5	1,157,397	(7,367)	84,447	1.8%

Asia: (2)
Japan	2	566,175	(1,074)	35,169	0.8

	2	566,175	(1,074)	35,169	0.8%

Total Counterparty Exposure	16	$3,709,684	$(27,438)	$334,283	7.2%

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement borrowings and unrealized loss on Swaps for each counterparty net of collateral pledged.
(2)	Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

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

Inflation

Virtually all of the Company’s assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and distributions are declared in order to distribute at least 90% of its net taxable income, excluding net capital gains, on an annual basis in order to maintain the Company’s REIT qualification. In each case, the Company’s activities and balance sheet are measured with reference to fair market value and/or historical cost without considering inflation.

ITEM 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period ended September 30, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, the Company was not involved in any legal proceedings.

ITEM 1A. Risk Factors

For Risk Factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, the Company notes the following additions to its Risk Factors.

Regulation as a commodity pool operator could subject the Company to additional regulation and compliance requirements which could materially adversely affect its business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (or, CPO). The new requirements become effective on December 31, 2012 for those who become CPOs solely because of their use of swaps. Such CPOs must register with the National Futures Association (or, NFA), which requires compliance with NFA’s rules, and are subject to regulation by the U.S. Commodity Futures Trading Commission (or, CFTC) including with respect to disclosure and reporting.

Based on previous interpretations issued by the CFTC staff relating to entities that used traditional futures contracts in a limited manner and as an incidental part of their businesses, the Company intends to seek a no-action letter from the staff of the CFTC stating that neither the Manager nor its directors should be required to register as commodity pool operators and should not be subject to CPO regulation and compliance. In the event that the Company is unable to obtain the no action letter or if appropriate alternative guidance is not provided, including by the CFTC or its staff, the Company may be required to reduce or eliminate its use of interest rate swaps or vary the manner it deploys interest rate swaps in its business. Alternatively, the Manager or directors may be required to register with the NFA as CPOs which will require compliance with NFA rules and subject the Manager or directors to regulation by the CFTC. In the event registration for the Manager or directors is required but is not obtained, the Manager or directors may be subject to fines, penalties and other civil or governmental actions or proceedings, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the no action request to be submitted by the Company will include factual representations relating to the conduct of the Company’s business, including that the amount of income the Company receives from swap transactions during any year will not exceed five percent of the Company’s gross income for that year, and that the initial margin and option premiums from such swaps will not exceed one percent of the fair market value of the Company’s total assets. The need to operate within these parameters could limit the use of interest rate swaps by the Company below the level that the Manager would otherwise consider optimal or may lead to the registration of the Manager or directors as commodity pool operators, which will subject the Company to additional regulatory oversight, compliance and costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333-175824).

3.2	Articles Supplementary designating Apollo Residential Mortgage, Inc.’s 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-A (File No.: 001-35246), filed on September 19, 2012.

3.3	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333-175824).

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980)

4.2	Specimen Preferred Stock Certificate of Apollo Residential Mortgage, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

November 8, 2012
	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)