Form 10-K
period 2012-12-31
Apollo Residential Mortgage, Inc.
filed 2013-03-07
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35246

APOLLO RESIDENTIAL MORTGAGE, INC.

(Exact name of registrant as specified in its charter)

Maryland	45-0679215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)

(212) 515–3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.0% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value $25.00 mandatory liquidation preference	New York Stock Exchange

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $460,898,426, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.

On March 5, 2013, the registrant had a total of 24,207,535 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2013 annual meeting of stockholders scheduled to be held on or about May 7, 2013 are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to “we”, “us”, “our”, “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc. References to “Apollo” refer to Apollo Global Management, LLC and its subsidiaries; references to the “Manager” refer to ARM Manager, LLC, our manager and an indirect subsidiary of Apollo, in each case unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this annual report on Form 10-K: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “MBS” refer to mortgage-backed securities which may be backed by residential, multi-family or other types of properties; “ARMs” refer to adjustable rate mortgages; Hybrids refer to mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Agency IOs” and “Agency Inverse IOs,” refer to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance.

We make forward-looking statements in this annual report on Form 10-K and will make forward-looking statements in future filings with the Securities and Exchange Commission (or, SEC), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (or, Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or, Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of non-Agency RMBS; the non-Agency RMBS securitization market; general volatility of the securities markets in which we participate; changes in the value of our assets; our expected portfolio of assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; prepayment rates on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a real estate investment trust (or, REIT) for U.S. federal income tax purposes; our ability to remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended (or, 1940 Act); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; and our understanding of our competition.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that our files with the SEC could cause our actual results to differ materially from those included in any forward-looking statements our makes. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See ITEM 1A, “Risk Factors” of this annual report on Form 10-K.

PART I

ITEM 1.	Business

All currency figures are presented in thousands, except per share data or as otherwise noted.

GENERAL

We were organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011, concurrent with the initial public offering of our common stock (or, IPO). We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We elected and intend to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act.

Pursuant to our IPO we sold 10,000,000 shares of our common stock to the public at a price of $20.00 per share for gross proceeds of $200,000 and completed a private placement, through which we sold 250,000 shares of our common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share. We received gross proceeds of $5,000 from our private placement. In connection with our IPO, $8,000 in underwriting discounts and commissions were paid by our Manager. We did not pay, nor are we obligated to reimburse, our Manager for any underwriting discounts or commissions in connection with the IPO. Net proceeds after the payment of offering costs of $1,939 were $203,061. On April 20, 2012, we completed a follow-on public offering of 13,900,000 shares of common stock at a price of $18.00 per share, raising net proceeds of $249,490 after offering costs. On September 20, 2012, we completed a public offering of 6,900,000 shares of 8.0% cumulative preferred stock (or, Preferred Stock) at the price of $25.00 per share, raising net proceeds of $166,572 after offering costs. We refer collectively to our outstanding common stock and preferred stock as our “capital stock.”

We are externally managed and advised by our Manager, an indirect subsidiary of Apollo. Founded in 1990, Apollo is a leading global alternative investment manager with a contrarian and value-oriented investment approach, with reported total assets under management of approximately $113 billion as of December 31, 2012. Apollo has significant and longstanding experience in residential real estate markets through a number of its funds’ investments. We believe that utilizing the extensive expertise of our Manager allows us to differentiate ourself from our peers in the acquisition of our target assets. Specifically, we believe that our Manager’s deep understanding of RMBS market fundamentals, as well as its ability to analyze, model and set value parameters around the individual mortgages that collateralize Agency RMBS and non-Agency RMBS, enables our Manager to selectively acquire assets for us that present attractive risk-adjusted return profiles and have the potential for capital appreciation.

We are primarily engaged in the business of investing, on a leveraged basis, in residential Agency and non-Agency RMBS in the United States. Our principal objective is to provide attractive risk-adjusted returns from our assets to our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation.

INVESTMENT STRATEGY

We invest in residential mortgage assets throughout the United States. As of December 31, 2012, our investment portfolio was comprised of: (i) Agency RMBS, including pass-through securities (whose underlying collateral included only fixed-rate mortgages), Agency IOs and Agency Inverse IOs, and (ii) non-Agency RMBS. We believe that the diversification of our portfolio of assets over time, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles. Our board of directors may, without stockholder approval, amend our investment strategy at any time.

The following is a summary of our target assets:

Asset Classes	Principal Assets
Agency RMBS	Agency RMBS, primarily comprised of whole-pool RMBS, collateralized mortgage obligations (or, CMOs), Agency IO, Agency Inverse IO and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS	Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, Option ARMs, subprime mortgage loans and prime mortgage loans.

Residential Mortgage Loans	Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs and subprime mortgage loans. These mortgages may be performing, sub-performing or non-performing.

Other Residential Mortgage Assets	Non-Agency RMBS comprised of interest-only (or, non-Agency IO), principal-only (or, non-Agency PO), floating rate inverse interest-only (or, non-Agency Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights (or, MSRs), and excess MSRs.

We rely on our Manager’s expertise in identifying assets within our target asset classes and to efficiently finance those assets. We expect that our Manager will make decisions based on a variety of factors, including expected risk-adjusted returns on our assets, credit fundamentals, liquidity, availability of adequate financing, borrowing costs and macroeconomic conditions, as well as maintaining our qualification as a REIT and our exclusion from registration as an investment company under the 1940 Act.

FINANCING STRATEGY

We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and are renewable at the discretion of our lenders. During the twelve months ended December 31, 2012, we financed our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and financed our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. We had aggregate debt-to-equity of 5.1 times at December 31, 2012, which reflects our borrowings under repurchase agreements to our total equity.

The terms of our repurchase agreements are typically one to three months at inception, but in some cases may have initial terms that are shorter or longer. At December 31, 2012, we had master repurchase agreements with 23 counterparties and, as a matter of routine business may have discussions with additional financial institutions with respect to expanding our repurchase agreement capacity. As of December 31, 2012, we had $3,654,436 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $3,335,472 of Agency RMBS and $600,632 of non-Agency RMBS.

In addition to repurchase borrowings, we may use other forms of leverage in the future, including, but not limited to, securitizations, resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Use of these alternative forms of financing are subject to market conditions. (See “2013 Market and Business Update” under ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this annual report on Form 10-K.)

HEDGING STRATEGY

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies with the objective of reducing our exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may necessitate that we implement certain of these techniques through a domestic taxable REIT subsidiary (or, TRS) that is fully subject to federal and state income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.

To date, we have used interest rate swaps (or, Swaps) and interest rate swaptions (or, Swaptions), (or, collectively, “interest rate derivatives”) to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings. As of December 31, 2012, we had Swaps with a notional of $1,500,000 and repurchase borrowings of $3,654,436. Swaptions provide us (as the purchaser) with the right, but not the obligation, to enter into a Swap at a future date. At December 31, 2012, we held a Swaption which allows us to enter into a Swap with a $75,000 notional at expiration of the option period in October 2013.

To date, we have not elected to apply hedge accounting for our interest rate derivatives and, as a result, we record the change in estimated fair value of such instruments and the associated net Swap interest in earnings, as a component of the net loss on interest rate derivatives.

CORPORATE GOVERNANCE

Our board of directors is composed of a majority of independent directors. The Audit, Nominating and Corporate Governance and Compensation Committees of the board are composed exclusively of independent directors.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters (or, Whistleblower Policy) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as vendors, clients, stockholders or competitors may also report a good faith complaint regarding such matters under the Whistleblower Policy.

We have a trading policy in place that governs the purchase or sale of our capital stock by any of our directors or employees, or by the partners, directors and officers of Apollo, as well as others, and that prohibit any such persons from buying or selling our securities on the basis of material non-public information.

COMPETITION

Our net income depends, in part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring and financing our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, and establish more relationships, than us. Market conditions may attract additional market competitors, which may further increase our competition for investments and sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of our financing, and thereby adversely affect the market price of our capital stock.

EMPLOYEES

We have no employees and are managed by our Manager pursuant to the management agreement between our Manager, us and ARM Operating LLC, dated as of July 21, 2011 (or, Management Agreement). All of our officers are employees of our Manager or its affiliates.

AVAILABLE INFORMATION

We maintain a website at www.apolloresidentialmortgage.com and make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Our documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations — Apollo Residential Mortgage, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

Iran Related Activities of Affiliate

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) added a new subsection (r) to section 13 of the Exchange Act, requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. We have been advised that, as of February 12, 2013, certain investment funds affiliated with Apollo beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. Because of the relationship with our Manager, which is an indirect subsidiary and is considered to be an affiliate of Apollo, we may be considered to be an affiliate of LyondellBasell since we and Lyondell may be deemed to be under the common control of Apollo Global Management, LLC. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that we are required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act. It should therefore be noted that the Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (with all references contained therein to the “Company” being references to LyondellBasell and its consolidated subsidiaries).

The disclosure below does not relate to any activities conducted by us and does not involve us, our management, or our Manager. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries.

“Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran. As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran. Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million. In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws. We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

ITEM 1A.	Risk Factors

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of our common stock and preferred stock (collectively our “capital stock”), to decline.

Readers should carefully consider each of the following risks and all of the other information set forth in this annual report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Relationship with Our Manager

We depend on our Manager and certain key personnel of our Manager for success and upon their access to Apollo’s investment professionals and partners. We may not find a suitable replacement for our Manager if the Management Agreement is terminated or if key personnel leave the employment of our Manager or Apollo or otherwise become unavailable to us.

We do not have any employees and rely completely on our Manager to provide us with investment and advisory services. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. We benefit from the personnel, relationships and experience of our Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of our Manager evaluate, negotiate, purchase and monitor investments; therefore, our success depends on their continued service. We also depend, to a significant extent, on our Manager’s access to the investment professionals and partners of Apollo and the industry insight and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.

The departure of any of the senior personnel of our Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that our Manager will remain the investment manager or that it will continue to have access to its or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with our Manager only extends until July 27, 2014, the third anniversary of the closing of the IPO, with automatic one-year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The ability of our Manager and its officers and other personnel to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.

Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Further, the officers and other personnel of our Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of our investment activity. In addition, another affiliate of Apollo, through two separate accounts, sources and/or manages RMBS and other mortgage related assets. Other than Vantium (as later defined in this annual report on Form 10-K) and these separate accounts, no other existing Apollo vehicle currently focuses on our target asset classes as part of its core investment strategy and no other existing Apollo vehicle currently holds significant investments in our target assets. It is possible that other Apollo vehicles, as well as existing or future portfolio companies or funds or separate accounts managed by Apollo, may from time to time, have the same target assets as ours as a part of their larger business strategies. To the extent such other Apollo vehicle, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging in business activities of the types conducted by us for their own account.

We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging in business activities of the types conducted by us for their own account. However, our Code of Business Conduct and Ethics contains a conflicts of interest policy that prohibits our directors and executive officers, as well as personnel of our Manager, from engaging in any transaction that involves an actual conflict of interest, except under guidelines approved by our board of directors. Directors, executive officers and personnel of our Manager who are employees of Apollo are also subject to Apollo’s Code of Business Conduct and Ethics. In addition, the Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us.

The Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of the desire to maintain our ongoing relationship with our Manager.

The termination of the Management Agreement may be difficult and require payment of a substantial termination fee or other amounts, including in the case of termination for unsatisfactory performance, which may adversely affect our inclination to end the relationship with our Manager.

Termination of the Management Agreement with our Manager without cause is difficult and requires payment of a substantial termination fee or other amounts. The term “cause” is limited to specific circumstances laid out in the Management Agreement. Termination for unsatisfactory financial performance does not constitute “cause” under the Management Agreement. The Management Agreement provides that, in the absence of cause, it may only be terminated at the expiration of the initial term or any renewal period, upon the vote of at least two-thirds of our independent directors based upon: (i) unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days prior notice of any such termination. Additionally, upon non-renewal or a termination by us without cause (or upon a termination by our Manager due to our material breach), the Management Agreement provides that we will pay our Manager a termination payment equal to three times the average annual management fees earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions increase the effective cost to us of electing not to renew or to terminate (or defaulting in our obligations under) the Management Agreement, thereby adversely affecting our inclination to end our relationship with our Manager, even if we believe our Manager’s performance is not satisfactory.

Our Manager is contractually committed to serve us until July 27, 2014 with one-year automatic renewals thereafter, provided, however, that either we, under the certain limited circumstances described above, which would require the us pay the fee described above, or our Manager may terminate the Management Agreement annually upon 180 days prior notice to our Manager. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

Our Manager’s and Apollo’s liability is limited under the Management Agreement and we have agreed to indemnify them against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the Management Agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager (including Apollo) will not be liable to us, any subsidiary of ours, our stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager (including Apollo) with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

Our Manager’s failure to make investments on favorable terms that satisfy our investment strategy and otherwise generate attractive risk-adjusted returns from our assets would materially and adversely affect us.

Our ability to achieve our investment objectives depends on our ability to grow, which depends in turn on the management team of our Manager and its ability to identify and make investments on favorable terms that meet our investment criteria, as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager’s ability to successfully hire, train, supervise and manage new personnel. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We do not own the Apollo name, but we may use the name pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.

We have entered into a license agreement with Apollo, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, we have the right to use this name for so long as our Manager serves as our manager pursuant to the Management Agreement. Apollo retains the right to continue using the “Apollo” name. We cannot preclude Apollo from licensing or transferring the ownership of the “Apollo” name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement will terminate concurrently with the termination of the Management Agreement.

The manner of determining the management fee may not provide sufficient incentive to our Manager to maximize risk-adjusted returns from our assets in our investment portfolio since it is based on our stockholders’ equity (as defined in the Management Agreement) and not on other measures of performance.

Our Manager is entitled to receive a management fee that is based on the amount of our stockholders’ equity (as defined in the Management Agreement) at the end of each quarter, regardless of our performance. Our stockholders’ equity for the purposes of calculating the management fee is not the same as, and could be greater than, the amount of stockholders’ equity shown on our consolidated financial statements. The possibility exists that significant management fees could be payable to our Manager for a given quarter despite the fact that we experienced a net loss during that quarter. Our Manager’s entitlement to such compensation (regardless of performance) may not provide sufficient incentive to our Manager to devote its time and effort to source and maximize risk-adjusted returns from our assets on our investment portfolio, which could in turn adversely affect our ability to pay dividends to our stockholders and the market price of our capital stock. Furthermore, the compensation payable to our Manager will increase as a result of future equity offerings, even if the offering is dilutive to existing stockholders.

Our Manager manages our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment decision made by our Manager, which may result in us making riskier investments.

Our Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies and transactions entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. Decisions made and investments entered into by our Manager may not fully reflect our best interests.

There are various conflicts of interest in our relationship with Apollo, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Apollo, including our Manager. In the future, we may enter into additional transactions with Apollo. In particular, we may invest in, or acquire, certain of our investments through other Apollo vehicles, including joint ventures with affiliates of Apollo, or purchase assets from, sell assets to or arrange financing from or provide financing to new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Apollo’s affiliates or our Manager. Any such transactions will require approval by a majority of our independent directors. In certain instances we may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.

Our Manager and Apollo have agreed that, for so long as the Management Agreement is in effect and Apollo controls our Manager, neither they nor any entity controlled by Apollo will sponsor or manage any U.S. publicly traded REIT that invests primarily in our target assets. However, our Manager, Apollo and their respective affiliates has and may in the future sponsor or manage additional U.S. publicly traded REIT that invests generally in real estate assets but not primarily in our target assets. A private equity fund managed by Apollo has made an investment in and controls Vantium Capital Markets, L.P. (or, Vantium), an entity that invests in residential mortgages and other related assets. Vantium is in the process of winding down its existing portfolio of mortgage assets and has ceased acquiring assets. In addition, another affiliate of Apollo, through two separate accounts, sources and/or manages RMBS and other mortgage related assets. Other than Vantium and these separate accounts, no other existing Apollo vehicle currently focuses on our target asset classes as part of its core investment strategy and no other existing Apollo vehicle currently holds significant investments in our target assets. It is possible that in the future other Apollo vehicles as well as existing or future portfolio companies or funds or separate accounts managed by Apollo may from time to time have the same target assets as ours as a part of their larger business strategies. To the extent such other Apollo vehicles, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including us, is treated in a manner that, over time, is fair and equitable. According to this policy, investments may be allocated by taking into account factors, including but not limited to, available capital and net asset value of the investment vehicles, suitability of the investment, order size, investment objectives, permitted leverage and available financing, current income expectations, the size, liquidity and duration of the available investment, seniority and other capital structure considerations and the tax implications of an investment. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a pre-defined arrangement that is other than pro-rata. The investment allocation policy may be amended by our Manager and Apollo at any time without our consent.

In addition to the fees payable to our Manager under the Management Agreement, our Manager and its affiliates may benefit from other fees paid to it in respect of our investments. In addition, an affiliate of Apollo may act as servicer for some of our mortgage loans or for any securitization vehicles we may establish. In any of these or other capacities, affiliates of Apollo and/or our Manager may receive market based fees for their roles, but only if approved by a majority of our independent directors.

Possession of material, non-public information could prevent us from undertaking advantageous transactions; Apollo could decide to establish information barriers.

Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If our Manager were to receive material non-public information about a particular real estate-related entity, or have an interest in investing in a particular mortgage-related asset, Apollo or its affiliates may be prevented from investing in such asset. Conversely, if Apollo or its affiliates were to receive material non-public information about a particular mortgage-related asset, or have an interest in investing in a particular mortgage-related asset, we may be prevented from investing in such asset. This risk affects us more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent our Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and our Manager’s resources may be limited.

Investigations and reviews of Apollo affiliates’ use of placement agents could harm our reputation, depress the market price of our capital stock or have other negative consequences.

Affiliates of our Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. Apollo is cooperating with all such investigations and other reviews. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect our business. Even if these investigations or changes in industry practice do not directly or indirectly affect Apollo’s or our respective businesses, adverse publicity could harm our reputation and may depress the market price of our capital stock or have other negative consequences.

Risks Related to Our Company

We have limited operating history and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain distributions to our stockholders.

We commenced operations on July 27, 2011 and have limited operating history. We cannot assure our stockholders that we will be able to operate our business successfully. Our ability to provide attractive risk-adjusted returns from our assets to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we may not do either on an on-going basis. We may not be able to generate sufficient revenue from operations to pay our operating expenses and to continue to make distributions to stockholders. The results of our operations and the implementation of our business plan depend on several factors, including the availability of opportunities for investment in our target assets, the level and volatility of interest rates, the availability of adequate equity capital as well as short and long-term financing, conditions in the financial markets and economic conditions.

Difficult and volatile conditions in the mortgage and residential real estate markets, as well as the broader financial markets, may cause us to experience losses related to our asset portfolio and there can be no assurance that we will be successful in executing our business strategies amidst such conditions.

Our results of operations may be materially affected by conditions in the market for mortgages and mortgage-related assets, including RMBS, as well as the residential real estate market, the financial markets and the economy in general. Continuing concerns about the mortgage market and the real estate market, as well as inflation, energy costs, geopolitical issues, unemployment and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the U.S. residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have stabilized or that they will not worsen. In addition, there is a correlation between home price declines (which began with the global financial crisis in 2007, and have continued in certain States since such time, and, in some cases, worsened) and mortgage loan delinquencies. Further, there has been significant volatility in the price of with residential mortgage assets. All of these factors have impacted investor perception of the risk associated with residential mortgage assets and had an impact on the value of existing real property and mortgages and new demand for homes and mortgages, which has weighed, and may continue to weigh, heavily on real estate and mortgage prices and performance. Further deterioration of the mortgage and residential real estate markets may affect our ability to identify target assets that will provide us with attractive return opportunities and may cause us to experience losses related to our assets. Declines in the value of our portfolio, or perceived market uncertainty about the value of our assets, would likely make it difficult for us to obtain financing on favorable terms or at all. Our profitability may be materially adversely affected if we are unable to obtain cost effective financing. An increase in the volatility and deterioration in the broader residential mortgage and RMBS markets as well as the broader financial markets may adversely affect the performance and market value of our assets, which may reduce earnings and, in turn, cash available for distribution to our stockholders. Also, to the extent we invest in MSRs, deterioration of the residential real estate markets could increase delinquencies and defaults on the mortgage loans underlying the MSRs we acquire and increase the cost of servicing mortgage loans. Such increases in servicing costs could adversely affect our results of operations as revenues derived from the MSRs that would otherwise produce income may be diverted to pay servicers additional servicing fees or reimburse servicers for additional expenses from servicing. In addition, as default rates are a component of pricing MSRs, the market value of our MSRs may decrease, thereby decreasing the value we could obtain if we sold the MSRs.

We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.

A number of entities compete with us in acquiring assets and obtaining financing. In acquiring target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed and others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our capital stock. Many of our competitors are not subject to the operating constraints associated with REIT qualification or maintenance of our exclusion from registration as an investment company under the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will continue to be able to identify and make investments that are consistent with our investment objective.

We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our capital stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies (including our policies with respect to the targeted assets in which we invest, dispositions, growth, operations, indebtedness, capitalization and dividends) or approve transactions that deviate from these policies at any time, without a vote of, or notice to, our stockholders. We may change our investment guidelines and our strategy at any time with the approval of our board of directors, but without the consent of, or notice to, our stockholders, which could result in us making investments that are different in type from, and possibly riskier than, the investments we currently invest in.

We use leverage as part of our business strategy in order to increase potential returns to stockholders but we do not have a formal policy limiting the amount of debt we may incur.

We use leverage as part of our business strategy in order to increase potential returns to stockholders but we do not have a formal policy limiting the amount of debt we may incur. The amount of leverage we deploy for particular investments in our target assets depends upon our Manager’s assessment of a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and the creditworthiness of our financing counterparties. Our charter and bylaws do not limit the amount of indebtedness we can incur.

Our ability to generate returns for our stockholders through our investment, finance and operating strategies is subject to then existing market conditions, and we may make significant changes to these strategies in response to changing market conditions.

In the future, to the extent that market conditions change and we have sufficient capital to do so, we may change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our target assets at any given time.

We depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to make distributions to our stockholders.

Our business depends on the communications and information systems of Apollo. Any failure or interruption of Apollo’s systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our capital stock and our ability to pay dividends to stockholders.

We cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging, governmental intervention in the economic and financial system or from regulatory reform of the oversight of the financial markets.

The U.S. Government, the U.S. Federal Reserve (or, the Federal Reserve), the U.S. Treasury (or, the Treasury), the SEC and other governmental and regulatory bodies have taken or are taking various actions in an effort to address the underlying causes of, and to contain the fallout from, the recent global financial crisis. This far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of any such unintended consequences and market distortions.

On July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act may impact the residential mortgage loan securitization market in that it seeks to reform the asset-backed securitization market (including the RMBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Some of the provisions of the Dodd-Frank Act have become effective or been implemented, while others are in the process of being implemented or will become effective in the future. Provisions of the Dodd-Frank Act require significant revisions to the legal and regulatory framework that applies to the asset-backed securities markets and securitizations. Certain of the new requirements may affect our ability to sell assets into securitizations. For example, in response to the requirements of the Dodd-Frank Act, the SEC proposed certain revisions to Regulation AB, which provide a comprehensive regime for the registration, disclosure and reporting of asset-backed securities. The proposed revisions, which built on earlier revisions proposed by the SEC, would affect both the existing Regulation AB regime created specifically for public issuance, as well as asset-backed securities sold in most private offerings. The SEC has not sought to finalize its proposed revisions to Regulation AB, nor has the SEC indicated what changes, if any, it will make to its proposed revisions prior to finalization.

We cannot predict when, if at all, the final revisions to Regulation AB will be effective, nor what the content of such final revisions will contain. Similarly, we cannot predict how any final revisions will affect our ability to sell assets into securitizations.

The Dodd-Frank Act also creates a new regulator, the Consumer Financial Protection Bureau, which will now oversee many of the core laws that regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. We cannot predict what actions, if any, that the Consumer Financial Protection Bureau will take in the mortgage markets, nor what the impact of such actions will be on the mortgage markets or our results of operations, financial condition and business.

In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies may enact additional legislation or regulatory action that could have a material and adverse effect on our ability to execute our business strategies. For example, recently, a number of local governmental authorities have announced that they are evaluating eminent domain as one of several potential alternatives to help resolve housing finance challenges. This type of legislation and action could have a severe negative impact on the mortgage markets and may introduce risks that are difficult, if not impossible, to quantify. There is no certainty as to whether any governmental actors and entities will take steps to acquire any mortgage loans under such programs, or ultimately pass other legislation that will affect the mortgage markets. However, such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our financial condition and results of operations.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, our other target assets.

The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or, FHA), and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (which provides homeowners with assistance in avoiding residential mortgage loan foreclosures), the Hope for Homeowners Program (which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures) and the Home Affordable Refinance Program (which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed rate mortgages). A number of these homeowners assistance programs have been enhanced or expanded. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that we intend to acquire and the assets we currently hold.

We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd-Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (or, CPO). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that our Manager would otherwise consider optimal or may lead to the registration of our Manager or directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect our business.

If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change, our ability to acquire Agency RMBS could be adversely affected. These developments could also materially and adversely impact our then existing Agency RMBS portfolio. We could be negatively affected in a number of ways depending on the manner in which related events unfold for the Agencies. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (e.g., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our then existing Agency RMBS could be materially and adversely impacted. A reduction in the supply of Agency RMBS could also negatively affect the pricing of our existing Agency RMBS. We rely on our Agency RMBS (as well as non-Agency RMBS) as collateral for our financings under our repurchase agreement borrowings. Any decline in their value, or perceived market uncertainty about their value, may make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets, and may increase the prices of Agency RMBS, thereby lowering the yields we would expect to receive on Agency RMBS that we purchase. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the Agencies and the securities issued by them. As a result, such laws could increase the risk of loss on our investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could materially and adversely affect our business, operations and financial condition.

Past and potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect our business, liquidity, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the “fiscal cliff,” together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of any further downgrades to the U.S. Government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, certain economists predict that the U.S. could fall into an economic recession if the U.S. Government fails to achieve a plan to avoid the “fiscal cliff,” which generally refers to certain tax increases and automatic spending cuts that were scheduled to become effective at the end of 2012. The U.S. Government adopted legislation in December 2012 to address the planned tax increases, but deferred many of the automatic spending cuts for two months. In January 2013 the U.S. Government adopted legislation to suspend the debt ceiling for three months. Further, certain nationally recognized credit rating agencies have each warned that they may downgrade the U.S. Government’s rating if the federal debt is not stabilized. If the U.S.’s credit rating were downgraded it would likely impact the credit risk associated with Agency RMBS in our portfolio. A downgrade of the U.S. Government’s credit rating or a default by the U.S. Government to satisfy its debt obligations would likely create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise and a reduction in the availability of credit, which may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.

Loss of our exclusion from registration under the 1940 Act would adversely affect us, the market price of shares of our capital stock and our ability to distribute dividends, and could result in the termination of the Management Agreement with our Manager.

Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis (the “40% Test”) We are organized as a holding company and conduct our businesses primarily through ARM Operating, LLC. Both Apollo Residential Mortgage, Inc. and ARM Operating, LLC conduct operations so that they comply with the 40% Test. In addition, certain of our subsidiaries rely upon the exclusion from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally means that at least 55% of each such subsidiary’s total assets must be comprised of qualifying assets and at least another 25% of our total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We take the position that qualifying assets for this purpose include mortgage loans where 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the loan and other assets, such as the entire ownership in whole-pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters or other pronouncements has determined are the functional equivalent of whole mortgage loans for purposes of the 1940 Act. While the SEC staff has issued a no-action letter that permits the treatment of such interests in Agency whole-pool RMBS as qualifying assets, no such SEC staff guidance is available with respect to non-Agency whole-pool RMBS. Accordingly, we rely on our own judgment and analysis in treating non-Agency whole-pool RMBS as qualifying assets by analogy to Agency whole-pool RMBS. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of this exclusion. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusion, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue our strategies. If the SEC or its staff takes a position contrary to our analysis with respect to the characterization of our target assets, we may be deemed an unregistered investment company. In which case, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or acquire significant other additional assets, which may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets. We cannot assure investors that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us. Further, if the SEC determined that we were an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly.

Rapid changes in the values of our target assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from registration under the 1940 Act.

If the market value or income potential of our target assets declines as a result of increased interest rates, prepayment rates, general market conditions, government actions or other factors, we may need to increase our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exclusion from registration as an investment company under the 1940 Act. If the decline in real estate asset values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-real estate assets we may own. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Risks Related to Our Financing

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.

Through December 31, 2012, we financed our Agency and non-Agency RMBS with repurchase agreements. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy in general could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of our financing. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from our investments. Our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.

We depend on repurchase agreements, and may in the future depend on the availability of securitizations, resecuritizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities) to execute our business plan. Our inability to access such funding could have a material adverse effect on our results of operations, financial condition and business. We rely on short-term financing and thus are especially exposed to changes in the availability and cost of financing.

Our ability to fund our asset acquisitions may be impacted by our ability to secure financing on acceptable terms. We rely on short-term financing and thus are especially exposed to changes in the availability and cost of financing. For example, the term of a repurchase transaction under our repurchase agreements is typically one to three months; although in some cases the term may be shorter or longer.

It is possible that the lenders that provide our financing could experience changes in their ability to advance funds to us, independent of our performance or the performance of our investment portfolio. Furthermore, if many of our potential lenders are unwilling or unable to provide us with financing, we could be forced to sell our assets at an inopportune time when prices are depressed. Further, if we default on our financial covenants with a lender or are otherwise unable to access funds under any of these facilities, we may have to curtail our asset acquisition activities and/or dispose of assets under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.

The recent dislocations in the residential mortgage sector have caused many lenders to tighten their lending standards, reduce their lending capacity or exit the market altogether. In addition, certain lenders have been impacted by the European sovereign debt crisis. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our existing or potential lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders.

Borrowing rates are currently at low levels that may not be sustained in the future. As our repurchase agreements and other short-term borrowings mature, we are required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This could adversely affect our earnings and, in turn, cash available for financing and investing purposes and for distributions to our stockholders.

Interest rate fluctuations could reduce the income on our investments and increase our financing costs.

Changes in interest rates will affect our operating results as such changes will affect the interest we receive on our floating rate interest bearing investments, the financing cost of our borrowings and the amount of interest we pay/receive on our Swaps, which we utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us. See “Risks Related to Our Assets” below.

Interest rate caps on certain of the mortgages collateralizing certain of our RMBS may adversely affect our profitability on such investments.

The coupon rate of interest earned on RMBS collateralized by ARMs adjust over time as interest rates change (typically after an initial fixed-rate period for Hybrids). However, the level of adjustment to the interest rates earned on our RMBS collateralized by ARMs is typically limited by contract (or in certain cases by state or federal law). Interim and lifetime interest rate caps on the mortgages collateralizing our ARMs limit the amount by which the interest rates on such mortgages can adjust. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM. Our repurchase transactions are not subject to similar restrictions, as the financial markets primarily determine the interest rates that we pay on borrowings under repurchase agreements used to finance our RMBS. Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, the interest income we earn on RMBS collateralized by ARMs could be less than the interest expense incurred to finance such assets.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.

When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See “Counterparty Risk,” included under ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this annual report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties by country. Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. In addition, generally, if we default on one of our obligations under a repurchase transaction with a particular lender, that lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us. In addition, some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

Our rights under our repurchase agreements may be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements, which may allow our lenders to repudiate our repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the pledged collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as that of an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

The repurchase agreements that we use to finance our asset acquisitions may require us to provide additional collateral and may restrict us from leveraging our assets as fully as desired.

We use repurchase agreements and may in the future use other sources of financing, including securitizations, resecuritizations, warehouse facilities and bank credit facilities to finance our asset acquisitions. Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under the agreements to us. If the market value of the mortgage loans or securities pledged or sold by us to a funding source decline in value, the lending institution may have the right to initiate a margin call in its sole discretion, which would require us to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and may reduce our ability to make distributions to our stockholders and limit our ability to leverage our assets, which could adversely affect our business and could cause the value of our capital stock to decline.

We may be forced to sell assets at significantly depressed prices to meet margin calls, post additional collateral and to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in us incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. In the event we do not have sufficient liquidity to meet margin calls and post additional collateral, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. In the event of our bankruptcy, our borrowings may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, then, as described above, our financial condition could deteriorate rapidly.

Certain of our financing facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Certain of our financing facilities contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings.

Certain of our financing agreements may also contain cross-default or other similar provisions. Under our financing agreements with such provisions, the lender could declare a default (or in certain cases, accelerate our debt obligations rather than declare a default) if a default (or other similar event) were to occur under our other financing or similar arrangements (whether with that lender, the affiliates of that lender or a third party lender) after the expiration of any cure periods under such other arrangements. The specific nature of these cross-defaults (or similar provisions) varies among our various financing agreements that contain such provisions.

The covenants and restrictions in our current and future financing facilities may restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments or acquisitions;

•	make distributions on or repurchase or redeem our capital stock;

•	engage in mergers or consolidations;

•	reduce liquidity below certain levels,

•	grant liens or incur operating losses for more than a specified period; and

•	enter into transactions with affiliates.

These restrictions may interfere with our ability to obtain financing, make distributions, including the distributions needed to maintain our qualification as a REIT, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and our ability to make distributions, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our strategy, which could curtail the returns on our assets.

If we acquire and subsequently re-sell any mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.

If we acquire and subsequently re-sell any mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and the terms of any securitizations into which we may sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. See “2013 Market and Business Update,” included under ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K.

Securitizations expose us to additional risks.

Based on our Manager’s assessment of market conditions, we may acquire residential mortgage loans with the intention of securitizing them and retaining all or a part of the securitized assets in our portfolio. To the extent that we securitize residential mortgage loans, we will often hold the most junior certificates associated with a securitization. As a holder of the most junior certificates, we are more exposed to losses on the portfolio investments because the equity interest we retain in the issuing entity would be subordinate to the more senior notes typically issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the more senior notes experience any losses. Moreover, we believe that the return of an active private RMBS market is going to take some time to develop as rating agencies recalibrate risk metrics and sort through the evolving regulatory landscape for the private RMBS market, and we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to securitize our assets could hurt our performance and our ability to grow our business. See “2013 Market and Business Update,” included under ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this annual report on Form 10-K.

Risks Related to Our Hedging

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition and results of operations.

Subject to maintaining our qualification as a REIT, part of our strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open Swap positions with the respective counterparty and could also include other fees and charges. Such losses would be reflected in our results of operations as realized losses. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our operating results may suffer because losses on the derivatives may not be offset by a change in the fair value of the related hedged transaction.

In order to mitigate interest rate risk resulting from our floating-rate borrowings we enter into interest rate derivatives, currently comprised of Swaps and Swaptions. Our interest rate derivatives are intended to hedge the floating-rate borrowings through the expected maturity of the underlying collateral. We chose not to pursue hedge accounting for these derivative instruments for generally accepted in the U.S. (or, GAAP) purposes, and therefore record the change in estimated fair value of such instruments in earnings. As a result, changes in the fair value of such instruments may result in us reporting losses on such instruments on our statement of operations.

To the extent that we invest in MSRs and excess MSRs in the future, the value of such MSRs and excess MSRs may be reduced substantially by changes in interest rates unless we are able to hedge against that uncertainty.

Changes in interest rates are a key driver of the performance of MSRs and excess MSRs since the values of such assets are highly sensitive to changes in interest rates. Historically, the value of MSRs and excess MSRs has generally increased when interest rates rise and generally decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect us and/or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in fair value of the MSRs or excess MSRs that we may acquire, our balance sheet, financial condition and results of operations would be susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs and excess MSRs as interest rates change.

Risks Related to Our Assets

We may not realize gains or earn income from our assets, which could cause the value of our capital stock to decline.

We seek to generate attractive risk-adjusted returns from our assets to our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. However, the assets we acquire may not appreciate in value and may in fact decline in value, and the debt securities we acquire may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

We may acquire Alt-A and subprime mortgage loans and RMBS collateralized by Alt-A and subprime mortgage loans, which are subject to increased risks.

We may acquire Alt-A, subprime mortgage loans and RMBS backed by collateral pools of Alt-A and subprime mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less restrictive than those used in underwriting prime mortgage loans. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt-A and subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with Alt-A and subprime mortgage loans, the performance of RMBS backed by Alt-A and subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

Our portfolio of assets may be concentrated and may be subject to risk of default.

We have initially focused our strategy on acquiring and managing a portfolio of Agency RMBS and non-Agency RMBS. Over time, we may further diversify to cover a broader range of other residential mortgage and mortgage related assets, including, but not limited to, residential mortgage loans, which we expect to source through bulk acquisitions of pools of whole loans originated by third parties, MSRs and excess MSRs. However, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to make distributions to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our Manager’s use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. Models and data are used to value assets or potential assets and also in connection with hedging our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Our investments in non-Agency RMBS or other investment assets of lower credit quality involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or non-Agency RMBS assumes a risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Pursuant to our investment guidelines, we have the ability to acquire non-Agency RMBS and other investments that involve credit risk. In general, non-Agency RMBS carry greater investment risk than Agency RMBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation. Unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our non-Agency RMBS may adversely affect the value of such assets. Accordingly, non-Agency RMBS and other investment assets of lower credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on non-Agency RMBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our non-Agency RMBS portfolio, we have significantly higher exposure in California, Florida, New York, Texas and Illinois. Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing the mortgages collateralizing our non-Agency RMBS. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our non-Agency RMBS which, unlike Agency RMBS, are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or federally chartered corporation.

We have some investments in non-Agency RMBS collateralized by Alt A loans and subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We have certain investments in non-Agency RMBS backed by collateral pools containing mortgage loans that have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans”. These lower standards permit mortgage loans made to borrowers having impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt A and subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of non-Agency RMBS backed by these types of loans that we may acquire could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.

We focus primarily on investing in, financing and managing Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets in the United States. In a normal yield curve environment, some of these types of assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders.

A significant risk associated with these assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these assets could decline, and the duration and weighted-average life of the assets could increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into to finance the purchase of these securities. Market values of our assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those assets that are subject to prepayment risk or widening of credit spreads.

In addition, in a period of rising interest rates, our operating results will depend in large part on the difference between the income from our assets, net of credit losses, and financing costs. In most cases, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets.

Interest rate fluctuations may adversely affect the value of our assets, net income and capital stock.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks, including the risk of a narrowing of the difference between asset yields and borrowing rates, flattening or inversion of the yield curve and fluctuating prepayment rates, and may adversely affect our income and the value of our capital stock. Additionally, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our capital stock.

Our investments are recorded at fair value and, as a result, there may be uncertainty as to the value of these assets.

The assets in our investment portfolio are comprised of securities that trade in a market that may experience periods of illiquidity or market dislocation. We value our investments at fair value, as defined by GAAP, which valuations may from time to time, require us to use assumptions that may not be unobservable in the marketplace, particularly in periods of market dislocation or illiquidity for such investments. Our assumptions, could cause our estimate of value for our investments to be subjective, with the fair value of such investments differing materially from the values in a liquid market. There can be no assurance that the values that we arrive at for our investments can be realized upon the sale of such investments in the marketplace, due both to the potential subjectivity of our valuations and the fact that market values of our investments can be become very volatile depending on market conditions and the performance of certain investments.

The failure of servicers to effectively service the mortgage loans underlying certain of the assets in our portfolio could materially and adversely affect our investments in non-Agency RMBS and mortgage loans.

Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and default severity of loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying certain assets in our portfolio could negatively impact the value of our investments and our performance. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest may be interrupted even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to the trust may be greater than the outstanding principal balance of that loan (greater than 100% loss severity).

Any credit ratings assigned to our assets will be subject to ongoing evaluations and revisions and we cannot assure investors that those ratings will not be downgraded.

Some of our assets are rated by nationally recognized statistical rating organizations. Any credit ratings on our assets are subject to ongoing evaluation by rating agencies, and we cannot assure investors that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses, our disposition, or the failure of borrowers to satisfy their debt service obligations to us.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our assets and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession, especially if these periods are accompanied by declining real estate values. Our non-Agency RMBS and residential mortgage loans will be particularly sensitive to these risks.

A decline in real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers may also be less able or inclined to continue to honor their mortgage obligations if the value of real estate weakens, particularly in situations where balance of the mortgage loan exceeds the value of the mortgaged property. As a result, a decline in real estate values significantly increases the likelihood that we will incur losses on our non-Agency RMBS and mortgage loans in the event of default because the value of property securing such investments may be insufficient for us to recover our investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from non-Agency RMBS and residential mortgage loans in our portfolio, as well as our Manager’s ability to acquire, sell and securitize residential mortgage loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

Prepayment rates may adversely affect the value of our portfolio of assets.

The value of our assets may be affected by prepayment rates on mortgage loans. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on faster than anticipated when we invested in such securities. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. In addition, prepayments received during periods of declining interest rates are likely to be reinvested by us in assets with yields that are lower than the investments that prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed- income securities from declining interest rates.

We invest in Agency IO and Inverse IO securities, which are highly sensitive to prepayments and/or changes in interest rates. As the underlying mortgages are paid off, the future stream of interest on such securities is reduced. Faster prepayments than we anticipated on the underlying loans backing our IO and Inverse IO securities will have an adverse effect on our returns on these investments.

The mortgage loans that we acquire, and the mortgage and other loans underlying the RMBS that we acquire, are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by one- to four-family residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we intend to acquire non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Certain investments in whole mortgage loans may require us to purchase less desirable mortgage assets as part of an otherwise desirable pool of mortgage assets, which could subject us to additional risks relating to the less desirable mortgage assets.

If we acquire whole mortgage loans, we may be required to purchase other types of mortgage assets as part of an available pool of mortgage assets in order to acquire the desired whole loans. These other mortgage assets may include mortgage assets that subject us to additional risks. Acquisition of less desirable mortgage assets may impair our performance and reduce the return on our investments.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders.

Our real estate assets are subject to risks particular to real property, which may reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to stockholders.

We own assets secured by real estate and may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

•	natural disasters, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and zoning ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occur, it may reduce our return from an affected property or asset and reduce or eliminate our ability to make distributions to our stockholders.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

In the course of our business, we may take title to real estate, and if so, could be subject to environmental liabilities with respect to these properties. The presence of hazardous substances, if any, on our properties may adversely affect our ability to sell the affected properties and incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

To the extent that we invest in MSRs in the future, the value that we may realize from MSRs and excess MSRs may be significantly less than the fair values of such assets reflected on our balance sheet.

We may invest in MSRs, which arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. Excess MSRs are interests in mortgage servicing rights, representing a portion of the fee paid to mortgage servicers. The fee that a mortgage servicer is entitled to receive for servicing a pool of mortgages generally exceeds the reasonable compensation that would be charged in an arm’s-length transaction. For example, Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. The portion of the fee in excess of what would be charged in an arm’s-length transaction is commonly referred to as the excess mortgage servicing fee. Subject to maintaining our qualification as a REIT and our exclusion from registration as an investment company under the 1940 Act, we may acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs and excess MSRs. Any MSRs and excess MSRs that we acquire will be recorded at fair value on our balance sheet. The determination of the fair value of MSRs and excess MSRs will require our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

The ultimate realization of the value of MSRs and excess MSRs may be materially different than the fair values of such assets as reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs or excess MSRs we acquire.

Furthermore, MSRs, excess MSRs and the related servicing activities are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subjected by virtue of ownership of MSRs or excess MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.

Allegations of deficiencies in foreclosure documentation and servicing and foreclosure practices by among others, several large servicers of residential mortgage loans that surfaced recently raised various concerns relating to such practices. As a result of these alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In addition, on February 9, 2012, a group consisting of state attorneys general and state bank and mortgage regulators in 49 states reached a settlement with the largest mortgage servicers regarding foreclosure practices in the states’ various jurisdictions. On January 7, 2013 the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System announced a settlement with a number of mortgage servicers in lieu of continuing a foreclosure review process, under which borrowers who believed they were financially harmed by the foreclosure process in 2009 and 2010 were able to request an independent review of the process. The settlement, which includes funds for both direct payments to eligible borrowers and for other assistance such as loan modifications and forgiveness of deficiency judgments, ended the case-by-case reviews. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure or bankruptcy proceedings. We intend to continue to monitor and review the issues raised by the alleged improper foreclosure practices. We cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business and cannot assure you that these matters will not impair our performance and reduce the return on our investments.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

We may acquire assets or other instruments that are not liquid, including securities and other instruments that are not publicly traded. Moreover, turbulent market conditions, could significantly and negatively impact the liquidity of our assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. The illiquidity of our assets may make it difficult to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such assets. To the extent that we utilize leverage to finance our purchase of assets that are or become illiquid, the negative impact on us related to trying to sell assets quickly could be greatly exacerbated. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Although the immediate effect of the Federal Reserves third round of quantitative easing (or, QE3) was an increase of Agency and non-Agency RMBS prices, there is no certainty as to what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of such factors as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise Agency RMBS prices and increase prepayment activity, which could place downward pressure on our net interest margin.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency RMBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve’s holdings of securities, which is known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve’s holdings of Agency debt and Agency RMBS into Agency RMBS, QE3 was expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in Agency and non-Agency RMBS prices. This effect was especially pronounced on Agency RMBS that the Federal Reserve was expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our Agency RMBS could decrease our interest rate spread and net interest margin. To the extent QE3 decreases the liquidity in the market for Agency RMBS with the attributed we focus on, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

We maintain cash balances in our bank accounts that exceed the Federal Deposit Insurance Corporation limitation.

We regularly maintain cash balances at a single bank domiciled in the United States in excess of the Federal Deposit Insurance Corporation insurance limit. The failure of such bank could result in the loss of a portion of such cash balances in excess of the federally insured limit, which could materially and adversely affect our financial position.

Risks Related to Our Capital Stock

Common stock and preferred stock eligible for future sale may have adverse effects on our share price.

Subject to applicable law, our board of directors has the power, without further stockholder approval, to authorize us to issue additional authorized shares of common stock and preferred stock on the terms and for the consideration it deems appropriate. We cannot predict the effect, if any, of future sales of our capital stock, or the availability of shares for future sales, on the market price of our common stock or preferred stock. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Sales of substantial amounts of common stock, preferred stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

If our portfolio of assets generates insufficient income and cash flow, we could be required to sell assets, borrow funds, make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities to fund our distributions.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which requirement we currently satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to make distributions may be adversely affected by a number of factors. Although we make quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets generates insufficient income and cash flow to fund our dividends, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. Our board of directors will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (or, MGCL) and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	a significant increase in our operating expenses.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield, increase or even be maintained over time, any of which could materially and adversely affect the value of our common stock.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in shares of our common stock.

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock and result in dilution to owners of our common stock.

If we decide to issue debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In September 2012, we issued 6,900,000 of preferred stock. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. The issuance of additional shares of our common stock, including in connection with conversions of our outstanding preferred stock, or other future issuances convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common stockholders. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Certain provisions of the MGCL could inhibit changes in control.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or our associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (ii) two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for our shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations (i) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), (ii) between us and Apollo and its affiliates and associates and (iii) persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance by us with the supermajority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke this exemption in the future.

The “control share” provisions of the MGCL provide that a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder, except solely by virtue of a revocable proxy, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and personnel who are also directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors as a result of which, vacancies on our board of directors may be filled only by the remaining directors, even if the remaining directors do not constitute a quorum. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit recourse available holders of our capital stock in the event of actions not in their best interests.

Our charter limits the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers do not have any liability to us and our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. We have entered into indemnification agreements with each of our directors and officers pursuant to which we may be obligated to pay or reimburse the defense costs incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for stockholders to effect changes to our management.

Our charter provides that, subject to the rights of any series of preferred stock, a director may be removed with or without cause upon the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of us that is in the best interests of stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits which permit Apollo and certain of its affiliates to collectively hold up to 25% of our common stock and certain private fund investors to collectively hold up to the greater of 1,540,500 shares of our common stock or 15% of our common stock.

Risks Related to Our Taxation as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify as a REIT or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We have elected to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not intend to request a ruling from the Internal Revenue Service (or, IRS) that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we currently operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.

Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

REIT distribution requirements may cause us to forego attractive investment opportunities and/or may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. In addition, our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on mortgage loans, RMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. We also could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. In addition, any TRS we own will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRSs. Any taxes paid by us or our TRSs would decrease the cash available for distribution to our stockholders.

The failure of mortgage loans or RMBS subject to a repurchase agreement to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

When we enter into repurchase agreements, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We have acquired and intend to continue to acquire non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. Under GAAP, we generally establish a portion of this market discount as a credit deserve. This credit deserve is generally not accreted into income for financial statement reporting purposes. For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence. As a result, the entire market discount is accreted into income in determining taxable income during periods in which no actual losses are incurred. Losses are only recognized for tax purposes when incurred (thus lowering taxable income in periods in which losses are incurred). These differences between tax and GAAP in recognizing revenue can lead to significant timing variances in the recognition of income and losses. Taxable income on non-Agency RMBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred). Because we distribute dividends to our stockholders based on our taxable income, our dividend distributions could exceed our GAAP income in periods during which our taxable income exceeds our GAAP income on our non-Agency RMBS purchased at discount to par value.

Similarly, some of the RMBS that we acquire may have been issued with original issue discount (or, OID). We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such RMBS will be made. If such RMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. Finally, in the event that any debt instruments or RMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectable. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on us having taxable income in that later year or thereafter.

We may acquire excess MSRs, which means the portion of an MSR that exceeds the arm’s length fee for services performed by the mortgage service. Based on Internal Revenue Service guidance concerning the classification of excess MSRs to the extent we acquire excess MSRs, we intend to treat such excess MSRs as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date we acquired such excess MSR. In general, we will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an excess MSR that exceeds the amount of cash collected in respect of that excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount we pay for, and accrue with respect to, the excess MSR may exceed the total amount we collect on such excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize phantom income over the life of an excess MSR, which will impact our REIT distribution requirements.

The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

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

The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. We expect that all or most of the mortgage loans that we acquire will be secured only by real property and no other property value is taken into account in our underwriting process. Accordingly, it is not contemplated that we will invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to certain mortgage loans in our portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

In addition, the Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit (or, REMIC) is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receive directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded Home Affordable Refinance Program, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings (which includes one-t-four family dwellings). If we were to acquire an interest in an eligible REMIC less than 95% of the assets of which constitute real estate assets, the IRS guidance described above may generally allow us to treat 80% of our interest in such a REMIC as a qualifying asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (or, RIC), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our common stock in record name, will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. Historically, we have not generated excess inclusion; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future. In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax if our transaction with a TRS is not conducted on an arm’s length basis.

A REIT may own up to 100% of the stock of one or more TRSs. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. TRSs that we may form will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. We will monitor the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets. In addition, we will scrutinize our transactions with our

TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax. There can be no assurance however, that we will be able to comply with the TRS limitation or avoid the 100% excise tax in all situations.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to the maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although such losses may be carried forward to offset future taxable income of the TRS.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% REIT gross income test. In addition, when purchasing the equity tranche of a securitization, we may rely on opinions or advice of counsel regarding the qualification of the securitization for exemption from U.S. corporate income tax and the qualification of interests in such securitization as debt for U.S. federal income tax purposes. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

Our ability to invest in “to-be-announced” forward contracts could be limited by our REIT qualification, and we could fail to qualify as a REIT as a result of these investments.

We may purchase forward-settling Agency RMBS through “to-be-announced” forward contracts (or, TBAs). Pursuant to these TBAs, we will agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income or gains or loss. The law is unclear regarding whether TBAs are qualifying assets for the 75% REIT asset test.

Accordingly, our ability to purchase Agency RMBS through TBAs or to dispose of TBAs, through these transactions or otherwise, could be limited. We do not expect TBAs to comprise a significant portion of our assets and, therefore, do not expect TBAs to adversely affect our ability to meet the REIT assets tests. No assurance can be given that the IRS would treat TBAs as qualifying assets. In the event that such assets are determined to be non-qualifying, we could be subject to a penalty tax or we could fail to qualify as a REIT if the value of our TBAs, together with our non-qualifying assets for the 75% asset test, exceeded 25% of our total assets at the end of any calendar quarter or any income from the disposition of TBAs exceeded 25% of our gross income for any taxable year.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We use the offices of our Manager located at 9 West 57th Street, New York, NY 10019, telephone 212-515-3200.

ITEM 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2012, we were not involved in any legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All currency amounts are presented in thousands, except per share amounts or as otherwise noted.

Market Information

Our common stock is listed on the New York Stock Exchange (or, NYSE), under the symbol “AMTG.” On March 5, 2013, the last sales price for our common stock on the NYSE was $22.91 per share. The following table presents the high and low sales prices per share of the common stock during each calendar quarter since we commenced trading on the NYSE in July 2011 to December 31, 2012:

Quarter Ended:	High	Low
December 31, 2012	$22.97	$18.05
September 30, 2012	$23.59	$19.12
June 30, 2012	$19.68	$17.60
March 31, 2012	$19.59	$15.40

Quarter Ended:
December 31, 2011	$16.63	$14.02
September 30, 2011	$19.10	$15.61

Holders

As of March 5, 2013, we had 46 registered holders of our common stock. The 46 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011 and, as such, anticipate distributing annually at least 90% of our REIT taxable income. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our, taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. From time to time a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2012 $3.3796 of our common stock dividends were characterized as ordinary income to stockholders and $0.0204 were characterized as capital gains. (See ITEM 1A, “Risk Factors,” and ITEM 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this annual report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors which may adversely affect our ability to pay dividends.)

On September 20, 2012, we issued 6,900,000 shares of 8.0% cumulative preferred stock with a $25.00 per share liquidation preference. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. To date, we have paid full cumulative dividends on our preferred stock and we have declared cash dividends on our common stock on a quarterly basis.

From our inception in July 2011 through December 31, 2012, we declared the following quarterly cash dividends on our common stock:

Year	Declaration Date	Record Date	Payment Date	Amount per Share
2012	December 14, 2012	December 31, 2012	January 31, 2013	$1.05
	September 14, 2012	September 28, 2012	October 31, 2012	$0.85
	June 12, 2012	June 29, 2012	July 31, 2012	$0.75
	March 6, 2012	March 31, 2012	April 30, 2012	$0.75
2011	December 15, 2011	December 31, 2011	January 12, 2012	$0.30

Direct Stock Purchase and Dividend Reinvestment Plan

In November 2012, we initiated a Direct Stock Purchase and Dividend Reinvestment Plan (or, the Stock Purchase Plan) to provide new investors and existing stockholders of our common stock with a with a convenient and economical way to purchase shares of our common stock. By participating in the Stock Purchase Plan, individuals may purchase additional shares of our common stock by reinvesting some or all of the cash dividends that they receive on their shares of our common stock. In addition, the Stock Purchase Plan permits participants to make optional cash investments of up to $10,000 per month, and, with our prior approval, optional cash investments in excess of $10,000 per month, for the purchase of additional shares of our common stock. We may, in the future, offer a discount from the market price of our common stock ranging from 0% to 5%, including the payment by us of applicable brokerage fees, pursuant to the dividend reinvestment or optional cash investment features of the Stock Purchase Plan, at our sole discretion.

Wells Fargo Shareowner Services is the administrator of the Stock Purchase Plan (or, the Plan Administrator). Stockholders who own common stock that is registered in their own name and want to participate in the Stock Purchase Plan can join by enrolling online by accessing their shareowner account through the Plan Administrator’s website at www.shareowneronline.com or by completing an enrollment form and returning it to the Plan Administrator.

Individuals that are not existing stockholders and stockholders that hold shares of our common stock in “street name” in a brokerage, bank or other intermediary account, and do not wish to transfer their shares of common stock into their name, can enroll in the Stock Purchase Plan by: (1) enrolling online at www.shareowneronline.com and authorizing the Plan Administrator to make a one-time deduction from their bank account of at least $250; (2) completing and returning an enrollment form, together with an initial investment of at least $250; (3) enrolling online at www.shareowneronline.com and agreeing to make a one-time deduction from your bank account of at least $100 and authorizing future monthly or bi-monthly cash investments of at least $100; or; (4) completing and returning an enrollment form together with an initial investment of at least $100 authorizing future automatic monthly or bi-monthly cash investments of at least $100.

For additional information regarding the Stock Purchase Plan or additional assistance regarding the transfer of shares, individuals may telephone the Plan Administrator at 1-800-468-9716, or at 1-651-450-4064 if outside the United States. Information may also be found on the Plan Administrator’s website at www.shareowneronline.com.

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Securities Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the Securities and Exchange Commission, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our common stock, the Russell 2000 Index (or, Russell 2000) and the SNL Finance REIT Index (or, SNL Finance REIT), a peer group index from July 22, 2011 (the day we commenced trading on the NYSE) to December 31, 2012. The graph assumes that $100 was invested on July 22, 2011 in our common stock, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph.

	Period Ended
Index	7/21/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Apollo Residential Mortgage, Inc.	$100.00	$87.94	$83.43	$104.58	$114.02	$135.36	$130.43
Russell 2000	$100.00	$76.77	$88.65	$99.67	$96.21	$101.26	$103.14
SNL Finance REIT (1)	$100.00	$90.24	$93.66	$102.12	$110.61	$119.87	$112.48
S&P 500 (2)	$100.00	$84.49	$94.47	$106.36	$103.43	$110.00	$109.59

(1)

As of December 31, 2012, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; BRT Realty Trust; Capital Trust, Inc.; Capstead Mortgage Corporation; Chimera Investment Corporation; Colony Financial, Inc.; CreXus Investment Corp.; CYS Investments, Inc.; Dynex Capital, Inc.; Eastern Light Capital, Incorporated; Gramercy Capital Corp.; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Origen Financial, Inc.; PennyMac Mortgage Investment Trust; PMC Commercial Trust; RAIT Financial Trust; Realty Finance Corporation; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; and Western Asset Mortgage Capital Corporation.

(2)

In our annual report on Form 10-K for the period ended December 31, 2011, in addition to the Russell 2000, we also included the S&P 500 as a broad based index. We believe, given our market capitalization, that the Russell 2000 is the more relevant index to which we should be compared and as such, we have not included the S&P 500 index in the graph above and do not intend to include it in the future. The data points for the S&P 500 are not reflected on the graph above, but rather are being provided for informational purposes.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2011, we adopted the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, 2011 Plan). The 2011 Plan provides for grants of restricted common stock, restricted stock units (or, RSUs) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock. At December 31, 2012, 222,654, restricted shares and RSUs had been granted and 985,721 shares remained available for future issuance under the 2011 Plan. (For further discussion of the 2011 Plan, see Note 9 — Share-based Payments to the consolidated financial statements included under ITEM 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

The following table presents certain information about the 2011 Plan as of December 31, 2012:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units	166,682	$	N/A	(2)	985,721

Total	166,682		$—		985,721

(1)	All equity based compensation granted has been granted pursuant to the 2011 Plan, which was approved by our sole stockholder prior to our IPO.
(2)

A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2012, 13,240 RSUs were vested, 161,254 RSUs were subject to time based vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

None.

ITEM 6.	Selected Financial Data

All currency figures are presented in thousands, except per share amounts or as otherwise noted.

The selected financial data set forth has been derived from our audited consolidated financial statements.

This information should be read in conjunction with ITEM 1, “Business,” ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included under ITEM 8, “Financial Statements and Supplementary Data” In this annual report on Form 10-K.

	Year Ended December 31, 2012	July 27, 2011 through December 31, 2011
Operating Data:
Interest Income	$94,369	$10,733
Interest Expense	(14,631)	(1,138)

Net Interest Income	$79,738	$9,595

Realized Gain on Sale of RMBS, net	39,817	885
Unrealized Gain on RMBS, net	100,402	2,482
Realized Loss on Interest Rate Derivative Instruments	(12,514)	(630)
Unrealized Loss on Interest Rate Derivatives Instruments	(20,151)	(3,246)
Interest Income on Cash Deposits	48	2
Operating Expenses	(14,584)	(4,616)

Net Income	$172,756	$4,472

Less: Preferred Stock Dividends	(5,022)	—

Net Income Available to Common Stock and Participating Securities	$167,734	$4,472

Earnings per Common Share — Basic and Diluted	$8.36	$0.43

Dividends Declared per Share of Common Stock	$3.40	$0.30

	December 31, 2012	December 31, 2011
Balance Sheet Data (at period end):
Agency pass-through RMBS	$3,572,168	$1,112,459
Agency IO securities	5,880	7,884
Agency Inverse IO securities	48,046	7,783
Non-Agency RMBS	605,197	112,346
Total Assets	4,487,921	1,416,927
Borrowings under repurchase agreements	3,654,436	1,079,995
Swaps (in liability position)	23,184	3,481
Total Liabilities	3,771,138	1,212,341
Preferred stock, liquidation preference	172,500	—
Total Stockholders’ Equity	716,783	204,586

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in ITEM 8, “Financial Statements and Supplementary Data” of this annual report on Form 10-K.

All currency amounts are presented in thousands, except per share amounts or otherwise noted.

General

We were incorporated in Maryland on March 15, 2011 and began operations on July 27, 2011. We are structured as a holding company and conduct business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo.

We invest in residential mortgage assets throughout the United States. At December 31, 2012, our portfolio was comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral includes fixed-rate mortgages), Agency IOs and Agency Inverse IOs, and (ii) non-Agency RMBS.

Over time, we expect that we may invest in other residential mortgage related assets included in our target assets. (For information about our target assets, see “Investment Strategy” included under ITEM 3 of this annual report on Form 10-K.) At December 31, 2012, our portfolio was comprised of $3,626,094 Agency RMBS and $605,197 non-Agency RMBS.

We use leverage as part of our business strategy in order to increase potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon our Manager’s assessment of a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties.

To date, we have used Swaps to hedge a portion of the interest rate risk associated with our repurchase borrowings. At December 31, 2012, we had Swaps with a notional value of $1,500,000, which effectively fix the floating interest rate for a corresponding amount of borrowings under our repurchase agreements. In addition, at December 31, 2012 we held a Swaption, which provides us with the option, but not the obligation, to enter into a Swap with a $75,000 notional at expiration of the option period in October 2013.

Factors Impacting Our Operating Results

Our results of operations are driven by, among other things, our net interest income, the market value of our assets, the supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S Government actions that impact the real estate and mortgage sector, and the credit performance of our non-Agency RMBS. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates). Interest rates and constant prepayment rates (or, CPR, which measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes conditional repayment rates, which measure voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates, which measures involuntary prepayments resulting from defaults of the underlying mortgage loans) vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.

With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO securities to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition.

Premiums arise when we purchase a security at a price in excess of the security’s par value and discounts arise when we purchase a security at a price below the security’s par value. Premiums on our RMBS are amortized against interest income over the life of the security, while discounts (excluding credit discounts, as discussed below) are accreted to income over the life of the security. The speeds at which premiums are amortized and discounts are accreted are significantly impacted by the CPR for each security. CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. CPRs on Agency RMBS and non-Agency RMBS may differ significantly.

We are exposed to credit risk with respect to our non-Agency RMBS portfolio, associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such securities. (See Quantitative and Qualitative Disclosures about Market Risk — Credit Risk, included under ITEM 7A of this annual report on Form 10-K.) The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. To date we purchased all of our non-Agency RMBS at a discount to par value; a portion such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance.

Our non-Agency RMBS investment process involves analysis focused primarily on quantifying and pricing credit risk. Interest income on our non-Agency RMBS is recorded at an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our non-Agency RMBS, our Manager makes certain assumptions about the underlying mortgage loans which assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, modifications and loss severities. As part of our non-Agency RMBS surveillance, we review, on a quarterly basis, each security’s performance. To the extent that actual performance and our current assessment of future performance differs from our prior assessment, such changes are reflected in the yield/income recognized on such securities prospectively. Credit losses greater than those anticipated or in excess of purchase discount on a given security could occur, which could materially adversely impact our operating results.

We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are generally expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also consider such instruments as an economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at December 31, 2012, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.

Market Conditions and Our Strategy

Through December 31, 2012, the Federal Reserve continued with its accommodative monetary policy program (known as “Operation Twist” and initially announced in September 2011) whereby it extended the average maturity of its holdings of securities and continued to reinvest principal payments from its holdings of Agency debt and Agency mortgage-backed securities in such assets. In addition, in September 2012, the Federal Open Market Committee (or, FOMC) expanded its investment in long-term securities, announcing a plan to purchase an additional $40 billion of Agency mortgage-backed securities per month. This later action in monetary policy, which reflected the Federal Reserve’s third round of quantitative easing, was broadly known as “QE3.” The actions of the FOMC, which increased U.S. Government holdings of longer-term securities by approximately $85 billion each month for the last quarter of 2012, caused prices on Agency and non-Agency RMBS to increase and put downward pressure on longer-term interest rates. Following the QE3 announcements, rising prices on both Agency and non-Agency RMBS reduced yields and narrowed spreads on such assets in the marketplace. As a result, pass-through Agency RMBS traded at historically high premiums during 2012.

As part of managing our portfolio, over the course of 2012, we sold $1,810,414 of Agency RMBS, primarily comprised of higher coupon RMBS and ARMs, realizing net gains of $30,503 and sold $30,408 and $7,584 of our Agency IO and Agency Inverse IO securities, realizing net gains of $1,400. As we found attractive investment opportunities, we focused on purchases of non-Agency RMBS, pass-through Agency RMBS pools backed by loans with certain characteristics that we expected to mitigate prepayments and additional Agency Inverse IOs.

During 2012, we purchased: (i) $4,344,458 of pass-through Agency RMBS at a weighted average purchase price of 106.97%; (ii) Agency IO and Agency Inverse IO securities of $31,200 and $54,796, respectively, reflecting a purchase price to notional of 9.82% and 19.34%, respectively and (iii) $549,036 of non-Agency RMBS at a weighted average purchase price of 66.64% of par value. With respect to our non-Agency RMBS, we primarily acquired securities backed by Alt-A and subprime mortgage loans and Option ARMs and, we continued our strategy of investing in certain non-Agency RMBS that we believe exhibit sufficient credit enhancement in the form of subordination, equity in the underlying property values or market discount to support our investment objectives. We targeted non-Agency RMBS at the top of the capital structure, rather than second and third pay non-Agency RMBS, which we believe provide greater cash flow in the near term. (See Tables 13 and 14, included under ITEM 7A of this annual report on Form 10-K.)

For 2012, the twelve month average CPR (based on the average of the monthly fair value weighted CPR) on our Agency RMBS portfolio was 5.2%, reflecting a 5.0% CPR on Agency pass-through securities and 12.9% on Agency IO and Agency Inverse IO securities in the aggregate. Notwithstanding the lag in primary rates versus secondary rates, for the fourth quarter of 2012, we experienced slightly higher prepayments on our Agency RMBS portfolio on a consecutive quarterly basis, with a CPR of 5.8% for fourth quarter, compared to a CPR of 5.2% for the third quarter of 2012. In the marketplace, CPRs on generic fixed-rate Fannie Mae RMBS generally increased over the course of 2012, from a CPR of 21.0% in January to a CPR of 29.0% in December. We believe that the lower prepayments we experienced on our Agency RMBS generally reflect our selective asset acquisition strategy.

Interest rates on our repurchase borrowings, which are short-term in nature, generally increased during 2012, narrowing our interest rate spread. We believe that such rate increases reflect, in part, the impact of U.S. Government monetary policy actions aimed at decreasing long-term interest rates, whereby the U.S. Government purchased longer-term securities and sold shorter-term securities. In addition, we believe that growth in demand for both Agency and non-Agency repurchase agreement funding has contributed to the increase in interest rates on borrowings under repurchase agreements.

Despite the general increases in the cost of repurchase borrowings, repurchase agreement funding for both Agency RMBS and non-Agency RMBS remained available to us at attractive terms from an increasing number of counterparties during 2012. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and are renewable at the discretion of our lenders. At December 31, 2012, we had master repurchase agreements with 23 counterparties and had $3,654,436 of borrowings outstanding under repurchase agreements with 17 counterparties, collateralized by $3,335,472 of Agency RMBS and $600,632 of non-Agency RMBS. Typically, due to the credit risk inherent in non-Agency RMBS, repurchase agreement funding collateralized by such securities is available from fewer counterparties in the market place and have terms requiring higher collateralization and higher interest rates, relative to repurchase agreement borrowings secured by Agency RMBS.

During 2012, we financed our RMBS with repurchase agreements targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage for Agency RMBS and a debt-to-equity ratio of approximately three-to-one leverage for our non-Agency RMBS. We had total debt-to-equity of 5.1 times at December 31, 2012.

Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies as we seek to reduce our exposure to adverse changes in interest rates. The U.S. federal income tax rules applicable to REITs may, in the future, necessitate that we implement certain of these techniques through a domestic taxable REIT subsidiary that is fully subject to federal corporate income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. As of December 31, 2012, we held Swaps with a notional balance of $1,500,000 designed to mitigate the effect of increases in interest rates on a portion of our repurchase agreements. In our view, Swaps effectively fix the floating interest rates on borrowings under repurchase agreements equal to the notional amount of the Swaps. In addition, at December 31, 2012 we held a Swaption that provides us with the option at the expiration of the option period in October 2013 to enter into a $75,000 notional ten year fixed-pay Swap.

To date, we have not elected to apply hedge accounting for our Swaps and Swaptions and, as a result, we record changes in the estimated fair value of such instruments and Swap interest in earnings. We anticipate continuing to use Swaps and Swaptions in the future to mitigate our interest rate risks as market conditions dictate. In addition, we may use additional derivative instruments to hedge against changes in interest rates.

Our book value per common share (i.e., total stockholders’ equity less liquidation preference on preferred stock divided by common shares outstanding) increased to $22.49 at December 31, 2012 from $19.92 at December 31, 2011, primarily driven by appreciation on our existing and incremental RMBS, which more than offset negative Swap valuations. During 2012, unrealized gains on our Agency and non-Agency RMBS increased by $45,965 and $54,437, respectively, while our Swap and Swaption valuations, which positions we also added to during 2012, declined by $20,151.

2013 Market and Business Update

While the FOMC January 2013 meeting minutes indicated that policymakers were more upbeat on the U.S. economic outlook, the FOMC maintained its accommodative stance, noting that it would keep the target range for the federal funds rate at 0% to 0.25% and that it anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5%. However, the FOMC noted that in determining how long to maintain a highly accommodative stance of monetary policy, it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations and readings on financial developments.

The FOMC indicated that it would continue purchasing additional Agency RMBS at a pace of $40 billion per month and longer-term U.S. Treasury securities at a pace of $45 billion per month. The FOMC maintained its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency RMBS in

Agency RMBS and of rolling over maturing Treasury securities at auction. The FOMC also indicated such actions were expected to maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.

Through late February 2013, yields on non-Agency RMBS generally continued to narrow in the marketplace as prices for such investments continued to climb. We observed unlevered yields on bonds in which we would potentially invest generating returns in the low to mid-single digit range on an unlevered basis. We believe that the ongoing price rally in the non-Agency RMBS market is driven by technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market which should lead to better performance with respect to borrower defaults and loss severities in the future. Against this backdrop we opportunistically added non-Agency RMBS as we identified securities in which we saw value. With respect to Agency RMBS, we continued to modify our portfolio composition, as we sold certain of our 15 and 20-year pass-through securities and purchased 30-year specified pools, backed by collateral which we believe will mitigate future prepayments. In addition, we used a portion of the proceeds from the securities we sold to fund our purchase of whole loans, as discussed below. In order to protect book value, we continued to add to our Swap and Swaption positions as interest rates increased and the duration on our underlying collateral extended slightly.

In February 2013, we purchased a pool of 755 residential mortgage loans with an unpaid principal balance of approximately $155 million and simultaneously completed a securitization transaction collateralized by these mortgage loans. As part of the securitization, we sold, through a private placement, an aggregate of approximately $50 million in principal value non-Agency RMBS at par value, which effectively financed a portion of such assets with non-recourse debt with a stated fixed rate of approximately 4.0%, plus securitization costs which we will amortize over the term of the securitized debt. In addition, we financed a portion of non-Agency RMBS created through the securitization using borrowings under repurchase agreements. The actual maturity of the securitized debt will be impacted by the performance of the mortgage loans underlying the securitization. Subject to market conditions, we anticipate using securitization and resecuritization transactions in the future. The objectives of such transactions include obtaining long-term non-recourse financing and obtaining liquidity and/or financing on the underlying securitized assets on more favorable terms than those available on whole loans and/or existing non-Agency RMBS.

Results of Operations

From July 27, 2011 (our commencement of operations) through December 31, 2011, we had net income of $4,472 or $0.43 per basic and diluted weighted average common share. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from July 27, 2011 through December 31, 2011 and, as such, the results of operations for such partial period are not comparable with the results of our operations for the full year ended December 31, 2012.

The following discussion of our results of operations highlights our performance for the year ended December 31, 2012. For 2012, we had net income available to common stock and participating securities of $167,734, or $8.36 per basic and diluted common share.

Net Interest Income

Interest rate spread and net interest margin are key performance metrics for us, as our operating performance is significantly driven by our net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.83% and 2.96% for the year ended December 31, 2012, respectively. Over the course of 2012, our interest rate spread and net interest margin compressed, generally reflecting tightened market spreads and slight increases in prepayments and expected prepayments on our Agency RMBS.

For the year ended December 31, 2012, we earned interest income of $94,369 and incurred interest expense of $14,631, resulting in net interest income of $79,738. The following tables present certain information regarding the components of our net interest income for the periods indicated:

Table 1
	For the Year Ended December 31, 2012			For the period from July 27, 2011 through December 31, 2011
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average RMBS held (1)	$2,345,193	$348,333	$2,693,526	$539,029	$69,793	$608,822
Total interest income	$63,052	$31,317	$94,369	$6,394	$4,339	$10,733
Yield on average RMBS	2.64%	8.84%	3.45%	2.72%	14.26%	4.04%
Average balance of repurchase agreements	$2,122,914	$254,517	$2,377,431	$462,148	$47,647	$509,795
Total interest expense	$9,232	$5,399	$14,631	$767	$371	$1,138
Average cost of funds (2)(3)	0.43%	2.12%	0.61%	0.39%	1.81%	0.52%
Net interest income	$53,820	$25,918	$79,738	$5,627	$3,968	$9,595
Net interest rate spread	2.21%	6.72%	2.83%	2.33%	12.45%	3.52%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS pledged as collateral.
(3)

Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions as we have not elected to apply hedge accounting. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

Table 2
Quarterly Period Ended:	Average RMBS Held (1)	Total Interest Income	Average CPR	Yield on Average RMBS	Average Balance of Repurchase Agreements	Total Interest Expense	Average Cost of funds (2)(3)	Net Interest Income	Net Interest Rate Spread
	$	$			$	$		$
December 31, 2012
Agency	3,531,012	23,267	5.80%	2.58%	3,184,479	3,840	0.48%	19,427	2.10%
Non-Agency	546,752	10,311	2.72%	7.38%	417,428	2,270	2.16%	8,041	5.22%
Total	4,077,764	33,578	5.39%	3.22%	3,601,907	6,110	0.67%	27,468	2.55%

September 31, 2012
Agency	2,624,211	17,406	5.20%	2.60%	2,312,870	2,579	0.44%	14,827	2.15%
Non-Agency	430,337	9,032	3.40%	8.21%	312,185	1,710	2.17%	7,322	6.04%
Total	3,054,548	26,438	4.95%	3.39%	2,625,055	4,289	0.65%	22,149	2.74%

June 30, 2012
Agency	2,362,290	14,015	3.70%	2.35%	1,995,103	1,913	0.38%	12,102	1.96%
Non-Agency	274,200	7,975	3.30%	11.51%	197,765	958	1.94%	7,017	9.56%
Total	2,636,490	21,990	3.66%	3.30%	2,192,868	2,871	0.53%	19,119	2.77%

March 31, 2012
Agency	1,220,907	8,364	6.00%	2.71%	1,005,133	900	0.36%	7,464	2.35%
Non-Agency	138,902	3,999	3.10%	11.39%	94,012	461	1.97%	3,538	9.42%
Total	1,359,809	12,363	5.70%	3.60%	1,099,145	1,361	0.50%	11,002	3.10%

(1), (2) and (3) See notes in the table above.

The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2012, and December 31, 2011 and the respective effective cost of funds for the periods presented:

Table 3
		Year Ended December 31, 2012			July 27, 2011 through December 31, 2011
Collateral Pledged:	Balance December 31, 2012	Cost of Funds	Effective Cost of Funds (1)	Balance December 31, 2011	Cost of Funds	Effective Cost of Funds (1)
Agency RMBS	$3,223,577	0.43%	0.80%	$1,002,626	0.39%	0.75%
Non-Agency RMBS	430,859	2.12	2.12	77,369	1.81	1.81

Total	$3,654,436	0.61%	0.94%	$1,079,995	0.52%	0.85%

(1)

The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the period of $7,805, and $715, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs.

Interest Rate Derivatives

Our Swaps are intended to mitigate the effects of increases in interest rates on a portion of our repurchase agreements, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. In October 2012, we purchased a Swaption that provides us with the right to enter into a fixed-pay Swap at the expiration of the option period in October 2013. (For information about our Swaps and Swaption, see note 7 — Derivative Instruments to the consolidated financial statements included under ITEM 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K.)

While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See “Non-GAAP Financial Measures,” included under this ITEM 7.)

The following table presents our effective cost of funds for the periods indicated:

Table 4	Agency	Non-Agency	Total
Year Ended December 31, 2012
Total interest expense including net interest cost of Swaps	$17,037	$5,399	$22,436
Average cost of funds including net interest cost of Swaps	0.80%	2.12%	0.94%
Net interest income including net interest cost of Swaps	$46,015	$25,918	$71,933
Net interest rate spread including net interest cost of Swaps	1.84%	6.72%	2.50%

July 27, 2011 through December 31, 2011
Total interest expense including net interest cost of Swaps	$1,482	$371	$1,853
Average cost of funds including net interest cost of Swaps	0.75%	1.81%	0.85%
Net interest income including net interest cost of Swaps	$4,912	$3,968	$8,880
Net interest rate spread including net interest cost of Swaps	1.97%	12.45%	3.20%

Quarterly Period Ended December 31, 2012
Total interest expense including net interest cost of Swaps	$7,060	$2,270	$9,330
Average cost of funds including net interest cost of Swaps	0.88%	2.16%	1.03%
Net interest income including net interest cost of Swaps	$16,169	$8,041	$24,210
Net interest rate spread including net interest cost of Swaps	1.70%	5.22%	2.19%

Quarterly Period Ended September 30, 2012
Total interest expense including net interest cost of Swaps	$4,654	$1,710	$6,364
Average cost of funds including net interest cost of Swaps	0.80%	2.17%	0.96%
Net interest income including net interest cost of Swaps	$12,752	$7,322	$20,074
Net interest rate spread including net interest cost of Swaps	1.80%	6.04%	2.43%

Quarterly Period Ended June 30, 2012
Total interest expense including net interest cost of Swaps	$3,674	$958	$4,632
Average cost of funds including net interest cost of Swaps	0.73%	1.94%	0.84%
Net interest income including net interest cost of Swaps	$10,379	$7,017	$17,396
Net interest rate spread including net interest cost of Swaps	1.62%	9.56%	2.46%

Quarterly Period Ended March 31, 2012
Total interest expense including net interest cost of Swaps	$1,649	$461	$2,110
Average cost of funds including net interest cost of Swaps	0.66%	1.97%	0.77%
Net interest income including net interest cost of Swaps	$6,715	$3,538	$10,253
Net interest rate spread including net interest cost of Swaps	1.95%	9.42%	2.83%

Realized and Unrealized Gains/(Losses)

During the year ended December 31, 2012, as part of managing our portfolio, we sold Agency RMBS with a carrying amount of $1,779,911 for $1,810,414, realizing net gains of $30,503, comprised of gross gains of $30,879 and gross losses of $376. We generally sold certain Agency RMBS collateralized by mortgages with higher coupons, 15 and 20-year terms and ARMs and reinvested 30-year fixed rate Agency RMBS. Agency RMBS were primarily sold in order to mitigate prepayment risk in our RMBS portfolio. In general, as we identified attractive investment opportunities in non-Agency RMBS, we sold Agency RMBS and reinvested such capital in non-Agency RMBS. During the year ended December 31, 2012, we sold non-Agency RMBS with a carrying amount of $66,886 for $76,200, realizing net gains of $9,314, comprised of gross gains of $9,360 and gross losses of $46. During 2012, we terminated Swaps with an aggregate notional of $180,000 and a weighted average fixed pay leg of 1.36%, realizing net losses of $4,709 on such terminations. Future sales of RMBS and terminations of Swaps and resulting gains/(losses) can not be predicted with any certainty, as the timing and amount of such transactions, if any, will vary based on our Managers expectations about market conditions and our portfolio.

We have elected the fair value option for all of our RMBS and, as a result, record the change in estimated fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS portfolio and derivative instruments, which were comprised of Swaps and Swaptions, that are included in our consolidated statement of operations for the quarterly periods presented:

Table 5	Quarterly Period Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Realized gain on RMBS	$7,573	$13,861	$11,614	$6,769
Unrealized gain on RMBS	24,941	54,913	14,598	5,950
Realized loss on derivatives (1)	(3,220)	(6,822)	(1,723)	(749)
Unrealized loss on derivatives	4,041	(9,831)	(13,792)	(569)

Total	$33,335	$52,121	$10,697	$11,401

(1)	Realized losses represent the net interest paid or accrued for Swaps and net termination gain/(loss) during the period.

The following table presents amounts related to realized gains and losses as well as changes in the estimated fair value of our RMBS portfolio and derivative instruments that are included in our consolidated statement of operations for the year ended December 31, 2012 and for the period from July 27, 2011 through December 31, 2011:

Table 6	Year Ended December 31, 2012	For the period from July 27, 2011 through December 31, 2011
Realized gain on RMBS	$39,817	$885
Unrealized gain on RMBS	100,402	2,482
Realized loss on derivatives	(12,514)	(630)
Unrealized loss on derivatives	(20,151)	(3,246)

Total	$107,554	$(509)

At December 31, 2012, we had Swaps with an aggregate notional amount of $1,500,000, a weighted average fixed pay rate of 1.20% and weighted average term to maturity of 5.3 years. We view our Swaps as an economic hedge on a portion of our borrowings under repurchase agreements. However, since we have not elected to apply hedge accounting for our Swaps, we record the change in estimated fair value related to such agreements in earnings as a component of loss on derivative instruments. Included in realized gain/(loss) on derivative instruments are net Swap payments (including accrued amounts) associated with our Swaps. We recognized a loss of $214 through earnings for the quarter and year ended December 31, 2012 related to the change in fair value of our Swaption. At December 31, 2012, all of our Swaps were in an unrealized loss position, which totaled $23,184.

Expenses

General and Administrative Expenses. We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are also required to reimburse our Manager for operating expenses paid by our Manager on our behalf to third parties, including the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $7,780 for the year ended December 31, 2012.

Management Fee Expense. Pursuant to our Management Agreement, we incurred management fee expenses of $6,804 for the year ended December 31, 2012. Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from its management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. The management fee for the year ended December 31, 2012 reflects the increase in stockholders’ equity resulting from our issuance of common stock and preferred stock in April 2012 and September 2012, respectively which increased our stockholders’ equity by $416,062.

The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 8 — Commitments and Contingencies, to the consolidated financial statements contained under ITEM 8 in this annual report Form 10-K.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires our Manager to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. In preparing these consolidated financial statements, our Manager has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from our estimates. Our accounting policies are described in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements, included under ITEM 8 of this annual report on Form 10-K. Our Manager believes the more significant of our accounting policies are as follows:

Basis of Presentation

We currently operate as one business segment. The consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Classification of mortgage-backed securities and valuations of financial instruments

Residential Mortgage-backed securities — Fair value election

We have elected the fair value option for all of our RMBS at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We believe that our election of the fair value option for our RMBS portfolio improves financial reporting, as it is consistent with presenting changes in the fair value of interest rate derivatives through earnings.

We generally intend to hold our RMBS to generate interest income; however, we have and may continue to sell certain of our RMBS as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of RMBS are recorded in earnings using the specific identification method.

Fair Value Measures of Financial Instruments

We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). We are required to provide enhanced disclosures regarding instruments in the Level III category, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP provides a framework for measuring estimated fair value and for providing financial statement disclosure requirements for fair value measurements. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

Level I — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level II — Fair values are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III — Fair values are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, (for example, when there is little or no market activity for an investment at the end of the period) unobservable inputs may be used.

The level in the fair value hierarchy, within which a fair measurement falls in its entirety, is based on the lowest level input that is significant to the fair value measurement. When available, we use quoted market prices to determine the estimated fair value of an asset or liability.

Quoted market prices are not available for Agency and non-Agency RMBS. To determine the fair value of our Agency and non-Agency RMBS we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third party pricing service. Adjustments to valuations may be made as deemed appropriate by the Manager to capture market information at the valuation date. Further, broker quotes are only used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, our Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, prices obtained from brokers and pricings services are readily verifiable to observable market transactions, as such, we categorize Agency RMBS as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS are categorized as Level III.

We determine the estimated fair value of our Swaps and Swaption based on market valuations obtained from a third party with expertise in valuing such instruments. With respect to Swaps, our third party valuation provider determines the expected amount of future cash flows and calculates discount factors to apply to those cash flows. For the fixed leg of a Swap, the coupon amounts are known upfront (since the notional and the fixed coupon rates are pre-defined as part of the Swap agreement). The floating leg of a Swap changes as interest rates change. The valuation provider uses the forward rates derived from raw yield curve data to determine the market’s expectation of the future cash flows on the floating leg. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors. The fixed and floating leg valuations are then netted to arrive at a single valuation for the period. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are observable, and, as such, their valuations are categorized as Level II in the fair value hierarchy.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could differ substantially with their recorded fair values. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold are also subject to significant judgment, particularly in times of market illiquidity.

Any changes to the valuation methodology will be reviewed by our Manager to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Interest income recognition

Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and current coupon interest rate. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities. We estimate prepayments for our securities and, as a result, if prepayments increase (or are expected to increase), we will adjust the amortization applying the retrospective method, which reflects actual prepayments to date and our future prepayment assumptions. Actual and forecasted prepayments could result in significant volatility to our interest income. For Agency IO and Agency Inverse IO securities, income is accrued based on the amortized cost and the effective yield. Cash received is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.

Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our Manager’s observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal, therefore actual maturities are generally shorter than stated contractual maturities.

Based on the projected cash flows for our non-Agency RMBS purchased at a discount to par value, we generally expect that a portion of the purchase discount will not be recognized as interest income, and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on the mortgages collateralizing applicable non-Agency RMBS. The amount considered as credit discount may change over time, based on the actual performance of a non-Agency security, its underlying collateral, projected cash flows from the security, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more credit discount into interest income than initially or previously expected. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income maybe be less than expected at the time of purchase or at last assessment and/or impairment and write-downs of such securities to a new lower cost basis could result.

Derivative Instruments

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps and a Swaption, as part of our interest rate risk management. We view our Swaps and Swaption as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and do not use derivatives for speculative purposes.

GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments for such derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on derivative instruments. If our hedging activities do not achieve the desired results, reported earnings may be adversely affected.

Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.

Repurchase agreements

RMBS financed under repurchase agreements are treated as collateralized financing transactions, unless they meet sale treatment, or are deemed to be a linked transaction. Securities financed through a repurchase agreement remain on our consolidated balance sheet as an asset and cash received from the lender will be recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Income taxes

Our financial results generally do not reflect provisions for current or deferred income taxes. We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to qualify as a REIT for tax purposes. Provided that we distribute all of our REIT taxable income annually and meet each of the requirements to maintain our status as a REIT, we do not generally expect to pay corporate level taxes and/or excise taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

We currently have one TRS and may in the future elect to treat newly formed subsidiaries as TRSs, which may participate in non-real estate-related activities. A TRS is subject to federal and state income tax at regular corporate tax rates.

Variances between GAAP and Tax Income

Our net income for financial reporting purposes differs from our taxable income. Certain of the differences between our GAAP net income and our taxable income arise from variations among the methods prescribed under GAAP and the Internal Revenue Code for recognizing certain items of income and/or expense. Certain of these variations give rise to “timing differences” between GAAP net income and taxable income while other variations cause “permanent differences” between GAAP net income and taxable net income. For 2012 the more significant timing differences between our GAAP and taxable income arose from the following: (1) in general, discounts on non-Agency RMBS were recognized faster under GAAP than for tax purposes; (2) purchase premiums on Agency RMBS were generally amortized faster for tax purposes than for GAAP; (3) gains and losses on the termination of Swaps were recognized in the period that the Swap was terminated for GAAP purposes, while such gain/loss is recognized over the remaining term of the Swap for tax purposes. In addition, we hold certain securities that were issued with OID. We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. For tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS impact the difference between net gains we recognized under GAAP compared to tax. Further there are certain permanent differences between our GAAP net income and our taxable net income, the most significant of which is that unrealized gains and losses recognized in accordance with GAAP on our RMBS and interest rate derivatives are not recognized as components of taxable income.

In February 2013, we purchased a pool of mortgage loans and concurrently executed a securitization transaction and we may engage in resecuritization transactions in the future with respect to our non-Agency RMBS. Depending on the securitization/resecuritization structure, for tax purposes such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes.

Liquidity and Capital Resources

General

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock. As part of managing our investment portfolio, we may also generate cash sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.

Our primary sources of cash through December 31, 2012 consisted of repurchase facility borrowings, income and payments of principal and interest we receive on our RMBS portfolio and, from time to time, sales of our capital stock. In addition, we expect that in the future, subject to market conditions, we may issue other types of debt and/or equity securities and engage in securitization/resecuritization transactions.

Under our repurchase agreements, lenders retain the right to mark the collateral pledged to estimated fair value. A reduction in the value of the collateral pledged will require us to provide additional securities or cash as collateral. As part of our risk management process, our Manager closely monitors our liquidity position and subjects our balance sheet to scenario testing designed to assess our liquidity in the face of different economic and market developments.

We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to actively hold and acquire our target assets, to fund dividends we declare on our capital stock and to pay our operating expenses. However, should the value of our RMBS suddenly decrease, significant margin calls on repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected. Further, should market liquidity tighten, our repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount on new financings, reducing our ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting our current or potential lenders’ ability to provide us with financing.

Public Offerings of Capital Stock

On September 20, 2012, we completed a public offering of 6,900,000 shares of 8.0% preferred stock at the price of $25.00 per share, generating net equity capital of $166,572. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. On April 20, 2012, we completed a follow-on public offering of 13,900,000 shares of our common stock at a price of $18.00 per share, generating net equity capital of $249,490. We primarily used the cash generated from these capital market transactions to invest on a leveraged basis in Agency and non-Agency RMBS.

Investing Activity

During the year ended December 31, 2012, we acquired $4,430,453 of Agency RMBS and $549,036 of non-Agency RMBS, respectively, of which $50,032 were unsettled at December 31, 2012. Our increased investment activity reflects the leveraged deployment of equity capital raised in connection with issuances of our capital stock, as discussed above. Prepayments and scheduled amortization were $167,754 for Agency RMBS and $68,948 for non-Agency RMBS during the year ended December 31, 2012, respectively. Proceeds from sales received during the year ended December 31, 2012 were $1,881,914 for Agency RMBS and $76,268 for non-Agency RMBS, respectively. The timing and amount of sales of RMBS, if any, will vary primarily based on our expectations about market conditions and the impact on our portfolio. As such sales of RMBS can not be predicted with any certainty and may vary significantly from period to period.

As of December 31, 2012, our Agency RMBS consisted primarily of RMBS which our Manager believes exhibit prepayment mitigation attributes. Our Agency RMBS portfolio experienced an average monthly fair value weighted CPR of 5.2% for the year ended December 31, 2012.

As of December 31, 2012, our non-Agency RMBS consisted primarily of RMBS backed by seasoned sub-prime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 67.2% of par as of December 31, 2012. (For additional information about our RMBS portfolios as of December 31, 2012, see Note 4 — Residential Mortgage-Backed Securities to the consolidated financial statements included under ITEM 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K.)

As of December 31, 2012, we had investment related payables with respect to unsettled purchases of $50,032 for Agency RMBS and $0 for non-Agency RMBS, of which no items were outstanding greater than 30 days.

Financing Activity

We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At December 31, 2012, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $3,654,436. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of December 31, 2012, we had master repurchase agreements with 23 counterparties, and as a matter of routine business may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.

The following table presents certain information about our borrowings under repurchase agreements for the periods presented:

Table 7
	Repurchase Agreements
Quarterly Period Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
December 31, 2012	$3,601,907	$3,654,436	$3,654,436
September 30, 2012 (1)	$2,625,055	$3,709,684	$3,709,684
June 30, 2012 (2)	$2,192,868	$2,631,101	$2,631,101
March 31, 2012	$1,099,145	$1,171,177	$1,177,701
December 31, 2011	$782,835	$1,079,995	$1,079,995
September 30, 2011	$129,194	$392,573	$392,573

(1)

On September 20, 2012, we raised net equity of $166,572, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the period

(2)

On April 20, 2012, we raised net equity of $249,490, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the period.

The following table presents our borrowings by type of collateral pledged and the fair value of collateral pledged as of the dates indicated and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 8
	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
December 31, 2012:
Agency RMBS	$3,223,577	$3,389,701	0.48%	0.88%
Non-Agency RMBS	430,859	606,649	2.16	2.16

Total	$3,654,436	$3,996,350	0.67%	1.03%

September 30, 2012:
Agency RMBS	$3,314,990	$3,491,639	0.44%	0.80%
Non-Agency RMBS	394,694	542,698	2.17	2.17

Total	$3,709,684	$4,034,337	0.65%	0.96%

June 30, 2012:
Agency RMBS	$2,376,543	$2,503,509	0.38%	0.73%
Non-Agency RMBS	254,558	343,548	1.94	1.94

Total	$2,631,101	$2,847,057	0.53%	0.84%

March 31, 2012:
Agency RMBS	$1,040,848	$1,094,737	0.36%	0.66%
Non-Agency RMBS	130,329	180,201	1.97	1.97

Total	$1,171,177	$1,274,938	0.50%	0.77%

(1)

Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 6 — Collateral Positions to the consolidated financial statements included under ITEM 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K.)

(2)

The effective cost of funds for the quarterly periods ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 is calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps of $3,220, $2,075, $1,761, $749 and $600, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At December 31, 2012, haircuts ranged from a low of 3.0% to a high of 7.0% for our repurchase borrowings secured by Agency RMBS, and a low of 10% to a high of 50% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.

Certain repurchase agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants at December 31, 2012. At December 31, 2012, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,936,104 and RMBS held as a component of clearing margin totaled $4,809. Cash collateral held by counterparties at December 31, 2012 was $93,641, and is reported on our balance sheet as “restricted cash,” and was comprised of $60,246 provided in connection with repurchase borrowings and $33,395 provided in connection with Swaps.

We had $50,032 of unsettled security purchases as of December 31, 2012, which would have increased our total outstanding borrowing balance at such date if such purchases were settled with borrowings under repurchase agreements.

Cash Flows and Liquidity for the Year Ended December 31, 2012

Our cash and cash equivalents increased by $105,169 during the year ended December 31, 2012, reflecting the net impact of $2,931,186 provided by financing activities, $59,175 provided by operating activities and $2,885,192 used for investing activities. We maintain cash and cash equivalents at levels that we believe will enable us to meet margin calls and other obligations as they come due. We held cash of $149,576 at December 31, 2012. (See “Consolidated Statements of Cash Flows,” included under Item 8 — Financial Statements and Supplementary Data in this annual report on Form 10-K.)

During the year ended December 31, 2012, we utilized cash primarily provided from the sale of RMBS, the issuance of our common stock and preferred stock and principal payments on RMBS to purchase RMBS on a leveraged basis.

Contractual Obligations and Commitments

Our contractual obligations including accrued interest through December 31, 2012 are as follows:

Table 9
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements, including accrued interest	$3,659,850	—	—	—	$3,659,850

Total (1)	$3,659,850	—	—	—	$3,659,850

(1)

Does not include amounts due under the Management Agreement (as amounts are not fixed and determinable payments) or Preferred Stock dividends. Our Preferred Stock dividend requirement is $3,450 per quarter until such time that the Preferred Stock is no longer outstanding.

Management Agreement

Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager will use the proceeds from the management fee, in part, to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are also required to reimburse our Manager for our operating expenses paid on our behalf by our Manager, including expenses relating to legal, accounting, due diligence and other services. Expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on July 27, 2014 (the third anniversary of the closing of the IPO) and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends on Our Capital Stock

We had outstanding 6,900,000 shares of Series A preferred stock, which entitles holders to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.

We intend to make regular quarterly dividend distributions to holders of our capital stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Non-GAAP Financial Measures

We have included in this Form 10-K disclosures about our “operating earnings,” “operating earnings per common share” and “effective cost of funds” which disclosures constitute non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that the non-GAAP financial measures presented, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our operating results. An analysis of any non-GAAP financial measures should be made in conjunction with results presented in accordance with GAAP.

Operating earnings and operating earnings per common share presented exclude, as applicable: (i) realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating Earnings is a non-GAAP financial measure that is used by the Company to more assess the results of our core business, which is to invest in mortgage assets on a levered basis using interest rate hedges to protect us against increases in our borrowing rates.

To determine our effective cost of funds, we adjust interest expense to include the net interest component related to our Swaps. While we have not elected hedge accounting for our Swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates. Therefore, we present the effective cost of funds to reflect interest expense as adjusted to include a portion of the realized loss (i.e., the interest expense component) for our Swaps. We believe that the presentation of effective cost of funds is useful for investors because such measure provides investors with a measure of the borrowing costs as viewed by us.

We believe that the non-GAAP measures we present provide investors and other readers of our annual report on Form 10-K with a useful measure to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gains/(losses) from investments and Swaps. In addition, our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this annual report on Form 10-K are as follows:

Table 10
	Reconciliation of Interest Expense to Effective Cost of Funds
	Year ended December 31, 2012		July 27, 2011 through December 31, 2011
	Reconciliation	Cost of Funds/ Effective Cost of Funds	Reconciliation	Cost of Funds/ Effective Cost of Funds
Interest expense	$14,631	0.61%	$1,138	0.52%
Adjustment:
Net interest component of Swaps	7,805	0.33%	715	0.33%

Effective cost of funds	$22,436	0.94%	$1,853	0.85%

Weighted average balance of repurchase borrowings	$2,377,431		$509,795

Table 11
	Reconciliation of Interest Expense to Effective Cost of Funds for the Quarterly Periods Presented
		GAAP		Adjustment	Non-GAAP
	Weighted Average Balance of Repurchase Borrowings	Interest Expense	Cost of Funds	Net Interest Component of Swaps	Effective Cost of Borrowings	Effective Cost of Funds
2012:
December 31	$3,601,907	$6,110	0.67%	$3,220	$9,330	1.03%
September 30	2,625,055	4,289	0.65	2,075	6,364	0.96
June 30	2,192,868	2,871	0.53	1,761	4,632	0.84
March 31	1,099,145	1,361	0.50	749	2,110	0.77
2011:					—
December 31	782,835	995	0.50	600	1,595	0.81
September 30	129,194	143	0.62	115	258	1.12

Table 12
	Reconciliation of GAAP Net Income to Operating Earnings
	Year ended December 31, 2012	July 27, 2011 through December, 2011
Net income allocable to common stockholders	$167,123	$4,451
Adjustments to arrive at operating earnings:
Realized gain on sale of RMBS, net	(39,817)	(885)
Unrealized gain on RMBS, net	(100,402)	(2,482)
Unrealized loss on derivatives, net	20,151	3,246
Non-cash stock-based compensation expense	444	143
Realized loss on Swap terminations, net	4,709	—
Preferred dividend declared related to future period	1,150	—

Total adjustments to arrive at operating earnings	(113,765)	22

Operating earnings	$53,358	$4,473

Basic and diluted operating earnings per share of common stock	$2.67	$0.44

Basic and diluted weighted average common shares outstanding	19,984,233	10,301,250

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from our assets through ownership of our capital stock. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient compensation to justify taking such risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased our non-Agency RMBS at a discount to par value, which is believed to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.

The following table presents certain information about our non-Agency RMBS portfolio at December 31, 2012. Information presented with respect to weighted average loan to value, weighted average FICO (or, Fair Isaac Corporation) score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score. The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at December 31, 2012:

Table 13	Year of Securitization (1)
	2007	2006	2005	2004	2003 and Prior	Total
Portfolio Characteristics:
Number of Securities	16	32	30	34	15	127
Carrying Value/Estimated Fair Value	$92,476	$189,425	$116,488	$157,321	$49,487	$605,197
Amortized Cost	$81,642	$173,482	$100,552	$148,818	$44,899	$549,393
Current Par Value	$133,471	$283,157	$157,635	184,227	$58,760	$817,250
Carrying Value to Current Par	69.29%	66.90%	73.90%	85.40%	84.22%	74.05%
Amortized Cost to Current Par	61.17%	61.22%	63.79%	80.78%	76.41%	67.22%
Net Weighted Average Coupon	1.40%	0.98%	1.03%	1.40%	1.96%	1.19%

Collateral Attributes:
Weighted Average Loan Age (months)	71	81	92	104	122	91
Weighted Average Original Loan-to-Value	81.27%	84.38%	82.37%	81.53%	82.36%	82.61%
Weighted Average Original FICO	665	647	645	621	612	640

Current Performance:
60+ Day Delinquencies	38.93%	39.97%	37.22%	31.69%	22.96%	35.74%
Average Credit Enhancement (1)	13.63%	20.61%	36.84%	38.39%	29.05%	27.98%
3 Month CPR (2)	2.57%	1.89%	2.14%	3.75%	4.21%	2.72%

(1)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.
(2)	Information is based on loans for individual groups owned by us. Amounts presented reflect the weighted average monthly performance for the year ended December 31, 2012.

The mortgages underlying our non-Agency RMBS are located in various geographic regions across the United States. The following table presents the five largest geographic concentrations of the mortgages collateralizing our non-Agency RMBS at December 31, 2012 based on fair value:

Table 14
Property Location	Percent (1)
California	25.6%
Florida	9.6
New York	8.9
Texas	5.9
Illinois	3.6
Other (2)	46.4

Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.
(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.5% of the total.

To the extent we invest in residential mortgage loans, we retain the risk of potential credit losses on the mortgage loans that we hold in our portfolio. With respect to any residential mortgage loans in which we may invest, we expect to seek to obtain representations and warranties from each seller stating that each loan was underwritten to our requirements or, in the event underwriting exceptions were made, that we are informed of the exceptions so that we may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. In the event we invest in residential mortgage loans, our Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies, domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset specific funding arrangements. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. We also may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.

With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-

Agency RMBS; (v) the value of our Agency IO to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition.

Interest Rate Cap Risk

Certain of our RMBS are collateralized by ARMs, which are generally subject to interest rate caps, which could cause such RMBS to acquire characteristics similar to fixed-rate securities if interest rates were to rise above the cap levels. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM. These caps could result in us receiving less income on such assets than we would incur for interest expense on borrowings to finance such investments. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”

Interest Rate Effects on Estimated Fair Value

Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease differently from our interest rate derivatives.

The impact of changing interest rates on estimated fair value can change significantly when interest rates change materially. Accordingly, changes in actual interest rates may have a material adverse effect on us. Therefore, the volatility in the estimated fair value of our assets could increase significantly in the event that interest rates change materially. In addition, other factors impact the estimated fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions.

Our RMBS are carried at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, and with respect to our non-Agency RMBS credit changes, and other factors. Generally, in a rising interest rate environment, the estimated fair value of our RMBS portfolio, on a net basis, would generally be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would generally be expected to increase.

Our pass-through Agency RMBS, which comprise the substantial majority of our investment portfolio, are fixed-income securities. In general, as market interest rates increase the market prices for fixed-income securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-income securities generally increase. Duration measures the sensitivity of the price of fixed-income securities to a change in interest rates and is expressed as a number of years. We monitor the duration of our Agency RMBS and derivatives, including Swaps using empirical data as well as third party models. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio. The value of our non-Agency RMBS, which may be backed by Hybrid, ARM and fixed rate mortgage loans, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.

Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call, which we satisfy by pledging additional collateral in the form of securities and/or cash to the lender. In general, decreases in the fair value of our RMBS will reduce the amount we are able to borrow.

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate derivatives, and net interest income at December 31, 2012, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Table 15
Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(7.27%)	(0.58%)
+0.50%	(3.01%)	(0.19%)
(0.50)%	(0.41%)	(0.28%)
(1.00)%	(7.19%)	(1.16%)

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2012. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our assets may be affected by prepayment rates on residential mortgage loans. If we acquire residential mortgage loans and mortgage related securities, we anticipate that the residential mortgage loans or the underlying residential mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

Counterparty Risk

We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of December 31, 2012, see Note 6 – Collateral Positions to the consolidated financial statements included under ITEM 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K.

We enter into Swaps to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement in connection with Swaps. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps per counterparty. In the event that a Swap counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged by us exceeds the unrealized loss on the associated Swaps to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap and the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and could lose the fair value of the Swaption.

During the past several years, certain of our repurchase agreement and Swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefitted from accommodative monetary policy of Central Banks.

The following table summarizes our exposure to our repurchase agreement, Swap and Swaption counterparties at December 31, 2012:

Table 16
	Number of Counter- parties	Repurchase Agreement Borrowings	Swaps & Swaption at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	8	$2,004,620	$(15,025)	$207,406	4.6%
Canada (2)	1	116,381	—	56,025	1.2

	9	2,121,001	(15,025)	263,431	5.8%

Europe: (2)
Germany	1	$268,446	$—	$17,944	0.4%
Switzerland	2	284,706	—	26,614	0.6
United Kingdom	2	292,355	(6,716)	22,486	0.5
Netherlands	1	122,334	—	6,881	0.2

	6	967,841	(6,716)	73,925	1.7%

Asia: (2)
Japan	2	565,594	(693)	32,343	0.7%

Total Counterparty Exposure	17	$3,654,436	$(22,434)	$369,699	8.2%

(1)

Represents the amount of cash and/or securities pledged as collateral to counterparties less the aggregate of repurchase agreement borrowings, the unrealized loss on Swaps for each counterparty net of collateral pledged and the fair value of our Swaption.

(2)

Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

Funding Risk

We have financed a substantial majority of our RMBS with repurchase agreement borrowings. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

The assets that comprise our asset portfolio are not traded on an exchange. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than exchange-traded securities.

Certain of our assets may from time to time become illiquid, making it difficult for us to sell such assets if the need or desire arises, or sell such assets at prices that are detrimental to us, including in response to changes in economic and other conditions.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than does inflation. Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm	76

Consolidated Balance Sheets as of December 31, 2012 and 2011	78

Consolidated Statements of Operations for the year ended December 31, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011	79

Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2012 and for the period from July 27, 2011(commencement of operations) to December 31, 2011	80

Consolidated Statements of Cash Flows for the year ended December 31, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011	81

Notes to Consolidated Financial Statements	82

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Apollo Residential Mortgage, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Apollo Residential Mortgage, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for year ended December 31, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 6, 2013

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands — except share and per share data)

	December 31, 2012	December 31, 2011
Assets:
Cash	$149,576	$44,407
Restricted cash	93,641	10,402
Residential mortgage-backed securities, at fair value ($3,940,913 and $1,167,487 pledged as collateral, respectively)	4,231,291	1,240,472
Investment related receivable	—	116,678
Interest receivable	11,341	3,908
Deferred financing costs, net	346	455
Interest rate derivative instruments, at fair value	750	235
Other assets	976	370

Total Assets	$4,487,921	$1,416,927

Liabilities:
Borrowings under repurchase agreements	$3,654,436	$1,079,995
Investment related payable	50,032	121,144
Accrued interest payable	6,774	1,123
Interest rate derivative instruments, at fair value	23,184	3,481
Accounts payable and accrued expenses	1,742	1,534
Payable to related party	4,295	1,974
Dividends payable	30,675	3,090

Total Liabilities	$3,771,138	$1,212,341

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 and 0 shares issued and outstanding, respectively ($172,500 aggregate liquidation preference at December 31, 2012)	$69	$—
Common stock, $0.01 par value, 450,000,000 shares authorized, 24,205,972 and 10,271,562 shares issued and outstanding, respectively	242	103
Additional paid-in capital	619,399	203,101
Retained earnings	97,073	1,382

Total Stockholders’ Equity	$716,783	$204,586

Total Liabilities and Stockholders’ Equity	$4,487,921	$1,416,927

See notes to the consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands — except per share data)

	Year Ended December 31, 2012	July 27, 2011 (commencement of operations) through December 31, 2011
Net Interest Income:
Interest income	$94,369	$10,733
Interest expense	(14,631)	(1,138)

Net Interest Income	$79,738	$9,595

Other Income/(Loss):
Realized gain on sale of residential mortgage-backed securities, net	$39,817	$885
Unrealized gain on residential mortgage-backed securities, net	100,402	2,482
Loss on interest rate derivative instruments, net (includes $20,151 and $3,246 of unrealized losses, respectively)	(32,665)	(3,876)
Interest income on cash balances	48	2

Other Income/(Loss), net	$107,602	$(507)

Operating Expenses:
General and administrative (includes $444 and $143 of non-cash stock based compensation, respectively)	$(7,780)	$(3,283)
Management fee — related party	(6,804)	(1,333)

Total Operating Expenses	$(14,584)	$(4,616)

Net Income	$172,756	$4,472

Preferred Stock Dividends Declared	$(5,022)	$—

Net Income Available to Common Stock and Participating Securities	$167,734	$4,472

Earnings per Common Share — Basic and Diluted	$8.36	$0.43

Dividends Declared per Share of Common Stock	$3.40	$0.30

See notes to the consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands — except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par	Shares	Par
Balance at July 27, 2011 (commencement of operations)	—	$—	—	$—	$1	$—	$1
Redemption of common stock	—	—	—	—	(1)	—	(1)
Proceeds from public offering of common stock, net of expenses	—	—	10,000,000	100	197,961	—	198,061
Proceeds from private placement of common stock	—	—	250,000	3	4,997	—	5,000
Grant of restricted stock to independent directors	—	—	20,000	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	1,562	—	—	—	—
Equity based compensation expense	—	—	—	—	143	—	143
Net income	—	—	—	—	—	4,472	4,472
Dividends declared on common stock	—	—	—	—	—	(3,090)	(3,090)

Balance at December 31, 2011	—	$—	10,271,562	$103	$203,101	$1,382	$204,586

Issuance of common stock, net of expenses	—	—	13,900,000	139	249,351	—	249,490
Issuance of preferred stock, net of expenses	6,900,000	69	—	—	166,503	—	166,572
Grants of restricted stock to independent directors	—	—	28,160	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	6,250	—	—	—	—
Equity based compensation expense	—	—	—	—	444	—	444
Net income	—	—	—	—	—	172,756	172,756
Dividends declared on common stock	—	—	—	—	—	(72,043)	(72,043)
Dividends declared on preferred stock	—	—	—	—	—	(5,022)	(5,022)

Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783

See notes to the consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2012	July 27, 2011 (commencement of operations) through December 31, 2011
Cash Flows from Operating Activities:
Net income	$172,756	$4,472
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	5,571	(820)
Amortization of deferred financing costs	297	77
Equity based compensation expense	444	143
Unrealized (gain)/loss on mortgage-backed securities, net	(100,402)	(2,482)
Unrealized loss on derivative instruments, net	20,151	3,246
Realized gain on sales of mortgage-backed securities	(40,239)	(911)
Realized loss on sales of mortgage-backed securities	422	26
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(7,384)	(3,957)
Increase in other assets	(401)	(370)
Increase in accrued interest payable	5,651	1,123
Increase in accounts payable and accrued expenses	(106)	1,534
Increase in payable to related party	2,415	1,562

Net cash provided by operating activities	$59,175	$3,643

Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(5,050,601)	$(1,327,521)
Proceeds from sales of mortgage-backed securities	1,958,182	114,432
Increase in restricted cash related to investing activities	(28,558)	—
Principal payments received on mortgage-backed securities	236,749	26,334
Payment of interest rate swaption premium	(964)	—

Net cash used in investing activities	$(2,885,192)	$(1,186,755)

Cash Flows from Financing Activities:
Payment of costs to issue equity	$(6,582)	$(1,567)
Proceeds from repurchase agreement borrowings	13,459,366	1,944,678
Repayments of repurchase agreement borrowings	(10,839,909)	(909,698)
Increase in restricted cash related to financing activities	(54,681)	(10,402)
Deferred financing costs expensed/(incurred) net	(228)	(492)
Payment of common stock dividends	(49,480)	—
Proceeds from issuance of common stock	250,200	205,000
Proceeds from issuance of preferred stock	172,500	—
Redemption of common stock	—	(1)

Net cash provided by financing activities	$2,931,186	$1,227,518

Net increase in cash	$105,169	$44,406
Cash at beginning of period	44,407	1
Cash at end of period	$149,576	$44,407

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$9,643	$1,657
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$(50,032)	$49,530
Dividends and dividend equivalent rights declared, not yet paid	$30,675	$3,090
Equity offering costs payable	$477	$372
Deferred financing costs not yet paid	$155	$40

See notes to the consolidated financial statements.

In these consolidated financial statements references to “we”, “us”, “our”, “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Agency IOs” and “Agency Inverse IOs,” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance.

Note 1 — Organization

We were organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. We are externally managed and advised by ARM Manager, LLC (or, Manager), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, Apollo).

We operate and have elected to qualify as a real estate investment trust (or, REIT) under the Internal Revenue Code of 1986, as amended (or, Internal Revenue Code), commencing with the taxable year ended December 31, 2011. We also operate our business in a manner that allows us not to register as an investment company as defined under the Investment Company Act of 1940 (or, 1940 Act).

We invest on a leveraged basis in residential mortgage and mortgage-related assets in the United States. Through December 31, 2012, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, and non-Agency RMBS. Over time, we may invest in a broader range of other residential mortgage and mortgage related assets.

Note 2 — Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

We currently operate as one business segment. The consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (or, GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

(b)	Cash and Cash Equivalents

We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. At December 31, 2012 and 2011, our cash and cash equivalents were comprised of cash on deposit with a single bank domiciled in the United States, substantially all of which were in excess of the Federal Deposit Insurance Corporation insurance limits.

(c)	Restricted Cash

Restricted cash represents cash held by our counterparties as collateral against our interest rate swaps (or, Swaps) and repurchase agreement borrowings. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under our Swaps and repurchase agreement borrowings, or returned to us when our collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.

(d)	Residential mortgage-backed Securities

Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency Inverse IO securities representing interests in or obligations backed by pools of mortgage loans.

Designation and Fair Value Option Election

Our RMBS are designated as available for sale. We have elected the fair value option for all of our RMBS at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We believe that our election of the fair value option for our RMBS portfolio improves financial reporting, as it is consistent with presenting the changes in the fair value of our Swaps and interest rate swaptions (or, Swaptions) through earnings.

We generally intend to hold our RMBS to generate interest income; however, we have and may continue to sell certain of our RMBS as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of RMBS are recorded in earnings using the specific identification method.

Balance Sheet Presentation of RMBS

Our RMBS purchases and sales are recorded on the trade date. Our RMBS pledged as collateral against borrowings under repurchase agreements are included in “residential mortgage-backed securities” on the consolidated balance sheet, with the fair value of securities pledged disclosed parenthetically.

Determination of Fair Value

To determine the fair value of our Agency and non-Agency RMBS we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes obtained, we compare such quotes to valuations received from a third party pricing service. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date.

Impairments

Given that we have elected the fair value option, all changes in the market value of our RMBS are recorded through earnings, including other than temporary impairment (or, OTTI). When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings. However, amounts recognized as OTTI may be accreted to interest income on a prospective basis if the performance of such security improves subsequent to the time the OTTI is recognized. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our estimate of the future performance and cash flow projections for the individual security. (See Note 4.)

(e)	Interest Income Recognition

Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield we estimate prepayments for each security. If prepayments levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized applying the retrospective method. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income.

For Agency IO and Agency Inverse IO securities, the income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO securities is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.

Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages.

Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income, and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income maybe be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.

(f)	Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized using the effective interest rate method over the respective financing terms and are reflected on the accompanying consolidated statements of operations as a component of interest expense.

(g)	Earnings Per Share

Basic earnings per share is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs) to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. Our basic and diluted earnings per share are the same, as we did not have any dilutive securities outstanding for any of the periods presented. (See Note 11.)

(h)	Derivative Instruments

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps and a Swaption, as part of our interest rate risk management. We view our Swaps and Swaption as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements. We do not enter into derivative instruments for speculative purposes.

All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on derivative instruments, net.

Although permitted under certain circumstances, we do not offset cash collateral receivable or payables against our net derivative positions.

(i)	Repurchase Agreements

RMBS financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2012 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(j)	Share-based Payments

We account for share-based compensation to our independent directors, to our Manager and to employees of our Manager and our affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to restricted stock units issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

(k)	Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856-860 of the Internal Revenue Code, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations.

(l)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2012

In April 2011, the Financial Accounting Standards Board (or, FASB) amended existing guidance for agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The guidance became effective for the first interim or annual period beginning on or after December 15, 2011 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an update which includes amendments that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (or, IFRS). Consequently, the amendments changed the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The guidance also requires enhanced disclosures about fair value measurements, including, among other things, (a) for fair value measurements categorized within Level III of the fair value hierarchy, (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) the valuation process used by the reporting entity, and (3) a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (b) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position (i.e., the balance sheet) but for which the fair value is required to be disclosed (for example, a financial instrument that is measured at amortized cost in the statement of financial position but for which fair value is disclosed). The guidance also amended disclosure requirements for significant transfers between Level I and Level II by requiring disclosure of all transfers between Levels I and II in the fair value hierarchy. The update became effective for interim and annual periods beginning after December 15, 2011 for public entities with the amendments to be applied prospectively. The impact of the guidance is primarily limited to enhanced disclosure, where applicable and, therefore the adoption of this guidance did not have a material impact on our consolidated financial statements or disclosures.

Accounting Standards to be Adopted by us in Future Periods

In December 2011, the FASB issued guidance requiring additional disclosure information about offsetting and related arrangements. Entities will be required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for periods beginning on or after January 1, 2013 and interim periods within those annual periods. In conjunction with the FASB’s fair value measurement guidance, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. While this guidance may result in certain additional disclosures, it is not expected to have a material impact on our consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Levels I, II, and III, as defined below). We are required to provide enhanced disclosures regarding instruments in the Level III category, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP provides a framework for measuring estimated fair value and for providing financial statement disclosure requirements for fair value measurements. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

Level I — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level II — Fair values are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

Level III — Fair values are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy, within which a fair measurement falls in its entirety, is based on the lowest level input that is significant to the fair value measurement. When available, we use quoted market prices to determine the estimated fair value of an asset or liability.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold are also subject to significant judgment, particularly in times of market illiquidity.

We have controls over our valuation processes that are intended to ensure that the valuations for our financial instruments are fairly presented in accordance with GAAP on a consistent basis. Our Manager and our Chief Executive Officer oversee our valuation process, which is carried out by our Manager and Apollo’s pricing group. Our audit committee has final oversight for the valuation process for all of our financial instruments and, on a quarterly basis, reviews and provides final approval for such process.

Any changes to our valuation methodology will be reviewed by our Manager to ensure the changes are appropriate. We may refine our valuation methodologies as markets and products develop. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and are believed to result in valuations consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

The following describes the valuation methodologies used for our financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Agency and non-Agency RMBS

To determine the fair value of our Agency and non-Agency RMBS we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. We consider our Agency RMBS as Level II valuations and non-Agency RMBS as Level III valuations, given their relative price transparency in the market place. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, prices obtained from brokers and pricings services are readily verifiable to observable market transactions, as such, we categorize Agency RMBS as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS are categorized as Level III.

Swaps and Swaptions

We determine the estimated fair value of our Swaps and Swaptions based on market valuations obtained from a third party with expertise in valuing such instruments. With respect to Swap valuations, the expected future cash flows are determined for the fixed and floating rate leg of the Swap. To arrive at the expected cash flows for the fixed leg of a Swap, the coupon rate stated in the Swap agreement is used and to arrive at the expected cash flows for the floating leg, the forward rates derived from raw yield curve data is used. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors and the fixed and floating leg valuations are netted to arrive at a single valuation for the Swap at the valuation date. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are based observable and, as such, their valuations are categorized as Level II in the fair value hierarchy.

The following tables presents our financial instruments carried at estimated fair value as of December 31, 2012 and December 31, 2011, based upon the consolidated balance sheet by the valuation hierarchy:

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,626,094	$605,197	$4,231,291
Swaption	—	750	—	750

Total	$—	$3,626,844	$605,197	$4,232,041

Liabilities:
Swaps	$—	$23,184	$—	$23,184

Total	$—	$23,184	$—	$23,184

	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,128,126	$112,346	$1,240,472
Swaps	—	235	—	235

Total	$—	$1,128,361	$112,346	$1,240,707

Liabilities:
Swaps	$—	$3,481	$—	$3,481

Total	$—	$3,481	$—	$3,481

Our non-Agency RMBS are measured at estimated fair value, which valuations are considered to be Level III measurements of fair value. The following table presents additional information about our non-Agency RMBS:

	Year Ended December 31, 2012	July 27, 2011 through December 31, 2011
Beginning balance	$112,346	$—
Purchases	549,036	120,642
Sales	(76,200)	(2,766)
Principal repayments	(68,948)	(6,218)
Total net gains/(losses) included in net income:
Realized gains, net	9,314	91
Unrealized gains/(losses), net (1)	54,437	(3,263)
Discount accretion	25,212	3,860

Ending balance	$605,197	$112,346

(1)	Includes unrealized losses of $3,003 and $1,627 that have been classified as other-than-temporary impairments as of December 31, 2012 and December 31, 2011, respectively.

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet, at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	$3,654,436	$3,654,475	$1,079,995	$1,079,429

To determine estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 20 days and 27 days at December 31, 2012 and December 31, 2011, respectively.

Note 4 — Residential Mortgage-Backed Securities

The following tables present certain information about our investment portfolio at December 31, 2012 and December 31, 2011:

	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2) (3)	Estimated Fair Value (2)	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
3.5%	$1,228,402	$78,623	$1,307,025	$1,318,375	$11,396	$(46)	3.50%	2.40%
4.0%	1,406,138	113,864	1,520,002	1,543,258	23,860	(604)	4.00%	2.62%
4.5% and 5.0%	271,764	17,016	288,780	302,156	13,376	—	4.53%	3.08%

	2,906,304	209,503	3,115,807	3,163,789	48,632	(650)	3.84%	2.53%

15-20 Year Mortgages
Coupon Rate:
3.0%	159,605	7,181	166,786	169,172	2,386	—	3.00%	1.98%
3.5%	221,949	12,883	234,832	239,207	4,375	—	3.50%	2.30%

	381,554	20,064	401,618	408,379	6,761	—	3.29%	2.17%

Agency IOs and Agency Inverse IOs (5)			53,996	53,926	538	(608)	5.94%	13.26%

Total Agency	3,287,858	229,567	3,571,421	3,626,094	55,931	(1,258)	3.96%	2.69%

Non-Agency RMBS	817,250	(267,857)	549,393	605,197	56,260	(456)	1.19%	7.86%

Total RMBS	$4,105,108	$(38,290)	$4,120,814	$4,231,291	$112,191	$(1,714)	3.45%	3.38%

	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2) (3)	Estimated Fair Value (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (4)
Agency RMBS:
30-Year Mortgages
Coupon Rate:
4.0%	$238,884	$13,243	$252,127	$252,322	$508	$(313)	4.0%	2.9%
>4% to 5%	441,897	29,900	471,797	477,315	5,521	(3)	4.7%	2.9%
>5% to 5.5%	40,824	3,444	44,268	44,514	246	—	5.5%	3.0%

	721,605	46,587	768,192	774,151	6,275	(316)	4.5%	2.9%

15- Year Mortgages
Coupon Rate:
3.5%	107,878	5,055	112,933	113,886	953	—	3.5%	2.4%

ARM-RMBS	214,438	10,127	224,565	224,422	151	(294)	2.8%	1.5%

Agency IOs and Agency Inverse IOs (5)			16,198	15,667	84	(615)	4.4%	13.2%

Total Agency	1,043,921	61,769	1,121,888	1,128,126	7,463	(1,225)	4.1%	2.7%

Non-Agency RMBS	198,257	(84,275)	113,982	112,346	304	(1,940)	1.0%	13.0%

Total RMBS	$1,242,178	$(22,506)	$1,235,870	$1,240,472	$7,767	$(3,165)	3.6%	3.7%

(1)

A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. At December 31, 2012, our non-Agency RMBS had gross discounts of $267,857 which included credit discounts of $119,276 and OTTI of $3,750.

(2)

Includes unsettled purchases with an aggregate cost of $49,965 and $121,019 at December 31, 2012 and December 31, 2011, respectively and estimated fair value of $50,043 and $121,294, respectively at such dates.

(3)

Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $5,475 for the year ended December 31, 2012 and $2,120 as of December 31, 2011.

(4)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.
(5)

Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on the interest-only class of securities.

The following table presents information about our RMBS that were in an unrealized loss position at December 31, 2012:

	Unrealized Loss Position For Less than 12 months (1)
	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$393,022	$(650)	8
Agency IOs	879	(56)	1
Agency Inverse IOs	14,736	(552)	6

Total Agency RMBS	408,637	(1,258)	15

Non -Agency RMBS	36,573	(536)	15

Total RMBS	$445,210	$(1,794)	30

(1)	At December 31, 2012, there were no securities that were in an unrealized loss position for more than 12 months.

The following table presents components of interest income on our Agency RMBS and non-Agency RMBS at December 31, 2012 and December 31, 2011:

	Year Ended December 31, 2012			July 27, 2011 through December 31, 2011
	Coupon Interest	(Premium Amortization)/ Discount Accretion (1)	Interest Income	Coupon Interest	Net (Premium Amortization)/ Discount Accretion (1)	Interest Income
Agency RMBS	$93,834	$(30,782)	$63,052	$9,434	$(3,040)	$6,394
Non-Agency RMBS	6,105	25,212	31,317	479	3,860	4,339

Total	$99,939	$(5,570)	$94,369	$9,913	$820	$10,733

(1)

The amount of premium amortization on Agency RMBS reflects our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

The following table presents components of realized gains, net and the change in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	For the Year Ended December 31, 2012		For the Period from July 27, 2011 through December 31, 2011
	Realized Gains, net	Unrealized Gains/ (Losses), net	Realized Gains, net	Unrealized Gains/ (Losses), net
Agency Pass-through	$29,103	$47,975	$794	$6,769
Agency IOs	909	(85)	—	(745)
Agency Inverse IOs	491	(1,925)	—	(279)
Non-Agency RMBS	9,314	54,437	91	(3,263)

Total	$39,817	$100,402	$885	$2,482

The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at December 31, 2012 and December 31, 2011:

	December 31,
Contractual Maturities of RMBS (1)	2012	2011
< or equal to 10 years	$—	$1,496
> 10 years and < or equal to 20 years	431,880	118,275
> 20 years and < or equal to 30 years	3,732,596	1,116,089
> 30 years	66,815	4,612

Total	$4,231,291	$1,240,472

(1)

Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages.

Note 5 — Borrowings Under Repurchase Agreements

As of December 31, 2012, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $3,654,436 with 17 counterparties. At December 31, 2012 and December 31, 2011, we had $346 and $455, respectively of deferred financing costs, net of amortization, included on the consolidated balance sheet.

Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one month to three months at inception, but in some cases have initial terms that are longer or shorter. The following table presents certain characteristics of our repurchase agreements at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
RMBS Financed:
Agency RMBS	$3,223,577	0.47%	15
Non-Agency RMBS	430,859	2.06	58

Total	$3,654,436	0.65%	20

	December 31, 2011
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
RMBS Financed:
Agency RMBS	$1,002,626	0.35%	25
Non-Agency RMBS	77,369	1.84	23

Total	$1,079,995	0.46%	27

The following table presents repricing information about our borrowings under repurchase agreements, which does not reflect the impact of our interest rate derivatives, at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset:
Within 30 days	$3,461,595	0.60%	$683,766	0.48%
Over 30 days to 60 days	110,670	1.30	396,229	0.46
Over 60 days to 90 days	28,197	2.12	—
Over 90 days to 120 days	29,602	2.07	—
Over 120 days to 360 days	24,372	2.08	—

Total	$3,654,436	0.65%	$1,079,995	0.47%

The following table presents the contractual maturity of our repurchase agreements and does not reflect the impact of our interest rate derivatives:

	December 31, 2012
	Balance	Weighted Average Interest Rate
Time Until Contractual Maturity:
Within 30 days	$3,380,170	0.56%
Over 30 days to 60 days	110,670	1.30
Over 60 days to 90 days	28,197	2.12
Over 90 days to 120 days	29,602	2.07
Over 120 days to 360 days	105,797	2.37

Total	$3,654,436	0.65%

Note 6 — Collateral Positions

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, Swaps and clearing margin account at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,335,472	$3,283,264	$9,658	$3,345,130
Non-Agency RMBS	600,632	544,975	393	601,025
Cash	60,246	—	—	60,246

	3,996,350	3,828,239	10,051	4,006,401

Cash pledged for Swaps	33,395	—	—	33,395
Agency RMBS pledged for clearing margin	4,809	4,780	13	4,822

Total	$4,034,554	$3,833,019	$10,064	$4,044,618

	December 31, 2011
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,052,141	$1,045,749	$3,303	$1,055,444
Non-Agency RMBS	110,575	112,191	50	110,625
Cash	5,565	—	—	5,565

	1,168,281	1,157,940	3,353	1,171,634

Cash pledged for Swaps	4,837	—	—	4,837
Agency RMBS pledged for clearing margin	4,771	4,765	15	4,786

Total	$1,177,889	$1,162,705	$3,368	$1,181,257

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If we were to cause an event of default or trigger an early termination event pursuant to one of our Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with us and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by us. We were in compliance with all of our financial covenants at December 31, 2012.

Note 7 — Derivative Instruments

We are exposed to changing interest rates, which affects cash flows associated with our borrowings. We enter into derivative instruments, which through December 31, 2012 were comprised of Swaps and Swaptions, to mitigate our exposure to changes in interest rates. Our Swaps involve the receipt of variable-rate interest amounts from a counterparty in exchange for us making payments based on a fixed interest rate over the life of the Swap.

We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.

Information with respect to our derivative instruments as presented on the consolidated balance sheets at December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012		December 31, 2011
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps — assets	$—	$—	$80,000	$235
Swaption — assets	$75,000	$750	$—	$—
Swaps — (liabilities)	$1,500,000	$(23,184)	$265,000	$(3,481)

The following table summarizes the average fixed pay rate and average maturity for our Swaps as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Term to Maturity:
Greater than 1 year and to 3 years	$—	—%	—	$25,000	0.58%	2.7
Greater than 3 years to 5 years	1,245,000	1.06	4.4	310,000	1.35	4.8
Greater than 5 years	255,000	1.90	9.6	10,000	2.45	9.9

Total	$1,500,000	1.20%	5.3	$345,000	1.33%	4.8

The Swaption we held at December 31, 2012 gives us the right, at the expiration of the option period in October 2013, to enter into a ten year Swap under which we would pay a fixed rate of 2.65% and receive a variable rate of interest equal to the three month London Interbank Offer Rate on $75,000 of notional. At December 31, 2012 the Swaption had a fair value of $750.

The following table summarizes the amounts recognized on the consolidated statements of operations related to our derivative instruments for the year ended December 31, 2012 and for the period from July 27, 2011 through December 31, 2011:

Character of Loss on Derivative Instrument	Location of Item on the Consolidated Statements of Operations	For the Year Ended December 31, 2012	July 27, 2011 through December 31, 2011
Net interest payments/accruals on Swaps (1)	Loss on derivative instruments, net	$(7,805)	$(715)
Gains/(losses) on the termination of Swaps, net (1)	Loss on derivative instruments, net	(4,709)	85
Change in fair value of Swaps (2)	Loss on derivative instruments, net	(19,937)	(3,246)
Change in fair value of Swaption (2)	Loss on derivative instruments, net	(214)	—

Total		$(32,665)	$(3,876)

(1)	Amounts are realized.
(2)	Amounts are unrealized.

Our agreements with certain of our derivative counterparties contain financial covenants. Through December 31, 2012, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Note 6.) If we had breached any of these provisions at December 31, 2012 we could have been required to settle our obligations under our Swaps at their termination value of $23,793, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Note 8 — Commitments and Contingencies

Management Agreement — Related Party Transactions

In connection with our initial public offering (or, IPO) in July 2011, we entered into a management agreement with our Manager (or, Management Agreement), which describes the services to be provided to us by our Manager and compensation for such services. Our Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in U.S. dollars) quarterly in arrears.

The initial term of the Management Agreement expires on July 27, 2014 and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the year ended December 31, 2012, we incurred $6,804 in management fees. From commencement of operations (July 27, 2011) through December 31, 2011, we incurred $1,333 in management fees. In addition to the management fee, we are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. For the year ended December 31, 2012, we recorded expenses of $8,019 related to reimbursements for certain expenses paid by our Manager on our behalf. From July 27, 2011 through December 31, 2011, we recorded expenses of $4,304 related to reimbursements for certain expenses paid by our Manager on our behalf. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At December 31, 2012 and December 31, 2011, $2,418 and $784 for management fees incurred but not yet paid were included in payable to related party on the consolidated balance sheet.

Note 9 — Share-based Payments

On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve and all grants made under the LTIP.

As of December 31, 2012, a total of 48,160 shares of restricted common stock and 174,494 RSUs were granted and outstanding pursuant to the LTIP, of which 9,693 and 13,240 were vested at such date. At December 31, 2012, we had unrecognized compensation expense of $757 and $3,100 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at December 31, 2012 is expected to be recognized over a weighted average period of 2.1 years. As of December 31, 2012, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.

For the year ended December 31, 2012 and from July 27, 2011 through December 31, 2011, we recognized stock-based compensation expense of $444 and $143, respectively, and granted 28,160 and 20,000 shares of restricted stock, respectively and 143,244, and 31,250 RSUs, respectively.

Note 10 — Stockholders’ Equity

(a)	Dividends Declared

The following table presents cash dividends declared by our board of directors on our common stock from July 27, 2011 through December 31, 2012:

Declaration Date	Record Date	Payment Date	Dividend per share
December 14, 2012	December 31, 2012	January 31, 2013	$1.05

September 14, 2012	September 28, 2012	October 31, 2012	$0.85

June 12, 2012	June 29, 2012	July 31, 2012	$0.75

March 6, 2012	March 31, 2012	April 30, 2012	$0.75

December 15, 2011	December 31, 2011	January 12, 2012	$0.30

(b)	Public Offerings of Common Stock

The following table presents information with respect to shares of our common stock issued through our IPO during 2011 and our public offering of common stock during the year ended December 31, 2012:

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
April 20, 2012	13,900,000	$18.00	$250,200	(1)
July 27, 2011	10,000,000	$20.00	$200,000	(2)

(1)	We raised net equity capital of $249,490 after offering costs of $710.
(2)

Reflects shares issued pursuant to our IPO, pursuant to which we raised equity capital of $198,061 after expenses of $1,939. Our Manager paid $8,000 of underwriting discounts and commissions related to our IPO.

(c)	Private Placement of Common Stock

In connection with our IPO, we completed a private placement, through which we sold 250,000 shares of our common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share, and received gross proceeds of $5,000.

(d)	Public Offering of Preferred Stock

On September 20, 2012, we completed a public offering of 6,900,000 shares of 8.0% Series A Preferred Stock (or, Preferred Stock) at the price of $25.00 per share for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by us of $5.9 million. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the Securities and Exchange Commission (or, SEC) on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are distinguished as equity instruments.

(e)	Shelf Registration

On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At December 31, 2012, we had $577,500 available under this shelf registration statement.

(f)	Direct Stock Purchase and Dividend Reinvestment Plan

On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act of 1933 reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock.

Note 11 — Earnings per Common Share

The following table presents basic and diluted net earnings per share of common stock using the two-class method for the year ended December 31, 2012 and for the period from July 27, 2011 through December 31, 2011:

	For the Year Ended December 31, 2012	July 27, 2011 through December 31, 2011
Numerator:
Net income attributable to common stockholders and participating securities for basic and diluted earnings per share	$172,756	$4,472
Less:
Dividends declared on Preferred Stock	5,022	—
Dividends, DERs and undistributed earnings allocated to participating securities	611	21

Net income allocable to common stockholders — basic and diluted	$167,123	$4,451

Denominator:
Weighted average common shares outstanding for basic and diluted earnings per share	19,984,233	10,270,910

Basic and diluted earnings per common share	$8.36	$0.43

(1)	There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 12 — Summarized Quarterly Results (Unaudited)

	For the 2012 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$12,363	$21,990	$26,438	$33,578
Interest expense	(1,361)	(2,871)	(4,289)	(6,110)

Net interest income	11,002	19,119	22,149	27,468

Other Income:
Realized gain on sale of RMBS, net	6,769	11,614	13,861	7,573
Unrealized gain on RMBS, net	5,950	14,598	54,913	24,941
Loss on derivative instruments	(1,318)	(15,515)	(16,653)	821
Interest income on cash balances	2	7	16	23

Other Income, net	11,403	10,704	52,137	33,358

Operating expenses:
General and administrative	(1,488)	(1,865)	(1,858)	(2,569)
Management fee — related party	(797)	(1,558)	(2,031)	(2,418)

Total operating expenses	(2,285)	(3,423)	(3,889)	(4,987)
Net Income	20,120	26,400	70,397	55,839

Preferred Dividend	$—	—	—	$(5,022)

Net Income Available to Common Stock and Participating Securities	$20,120	$26,400	$70,397	$50,817

Earnings per Common Share — Basic and Diluted	$1.95	$1.24	$2.91	$2.09

Dividends Declared per Share of Common Stock	$0.75	$0.75	$0.85	$1.05

	For the 2011 Quarter Ended
	September 30 (1)	December 31
Net interest income:
Interest income	$1,555	$9,178
Interest expense	(143)	(995)

Net interest income	1,412	8,183

Other Income:
Realized gain on sale of RMBS, net	335	550
Unrealized gain on RMBS, net	(1,283)	3,765
Loss on derivative instruments	(223)	(3,653)
Interest income on cash balances	—	2

Other Income, net	(1,171)	664

Operating expenses:
General and administrative	(1,578)	(1,705)
Management fee — related party	(549)	(784)

Total operating expenses	(2,127)	(2,489)
Net (Loss)/Income	(1,886)	6,358

Net (Loss)/Income Allocable/Available to Common Stock and Net Income Allocable to Participating Securities (2)	$(1,886)	$6,358

Earnings per Common Share — Basic and Diluted	$(0.18)	$0.62

Dividends Declared per Share of Common Stock	$—	$0.30

(1)	Reflects income from July 27, 2011 (commencement of operations) through September 30, 2011.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (or, CEO) and Chief Financial Officer (or, CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.”

Based on its assessment and those criteria, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the three and twelve months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Our independent auditors, Deloitte and Touche L.L.P audited our internal controls over financial reporting as of December 31, 2012. Their report dated March 6, 2013, which is included in “ITEM 8- Financial Statements and Supplementary Data”, expressed an unqualified opinion on our internal control over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

ITEM 9B.	Other Information.

Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2012, we were not involved in any legal proceedings.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about May 7, 2013 (or, Proxy Statement), to be filed with the SEC within 120 days after December 31, 2012.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

ITEM 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2012.

PART IV

ITEM 15.	Exhibits.

Documents filed as part of the report

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in this annual report on Form 10-K and are incorporated herein by reference. See ITEM 8 “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to ITEM 8 of this annual report on Form 10-K.

(3)	Exhibits Files:

3.1*	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333-175824).

3.2*	Articles Supplementary designating Apollo Residential Mortgage, Inc.’s 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-A (File No.: 001-35246), filed on September 19, 2012.

3.3*	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333-175824).

4.1*	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

4.2*	Specimen Preferred Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the period ended September 30, 2012.

10.1*	Registration Rights Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and the parties named therein, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.2*	Management Agreement, dated as of July 21, 2011 and effective as of July 27, 2011, between Apollo Residential Mortgage, Inc., ARM Operating, LLC and ARM Manager, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.3*	License Agreement dated as of July 21, 2011, between Apollo Residential Mortgage, Inc. and Apollo Global Management, LLC, incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.4*	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5*	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6*	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.7*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Apollo Principal Holdings I, L.P, incorporated by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.8*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Michael A. Commaroto, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.9*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Paul Mangione, incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

10.10*	Private Placement Purchase Agreement, dated as of July 27, 2011, between Apollo Residential Mortgage, Inc. and Keith Rosenbloom, incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-Q for the period ended September 30, 2011.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date: March 6, 2013	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2013	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer,
(principal executive officer)

Date: March 6, 2013	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

Date: March 6, 2013	By:	/s/ Marc E. Becker
Marc E. Becker
Director

Date: March 6, 2013	By:	/s/ Justin Stevens
Justin Stevens
Director

Date: March 6, 2013	By:	/s/ Mark C. Biderman
Mark C. Biderman
Director

Date: March 6, 2013	By:	/s/ Thomas D. Christopoul
Thomas D. Christopoul
Director

Date: March 6, 2013	By:	/s/ Frederick J. Kleisner
Frederick J. Kleisner
Director

Date: March 6, 2013	By:	/s/ Hope S. Taitz
Hope S. Taitz
Director