Form 10-Q
period 2013-03-31
Apollo Residential Mortgage, Inc.
filed 2013-05-10
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 32,035,845 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands—except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash	$170,887	$149,576
Restricted cash	97,844	93,641
Residential mortgage-backed securities, at fair value ($4,634,187 and $3,940,913 pledged as collateral, respectively)	4,895,402	4,231,291
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	114,881	—
Investment related receivable	32,013	—
Interest receivable	14,728	11,341
Deferred financing costs, net	878	346
Interest rate derivative instruments, at fair value	3,004	750
Other assets	916	976

Total Assets	$5,330,553	$4,487,921

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$4,343,341	$3,654,436
Non-recourse securitized debt, at fair value	49,852	—
Investment related payable	5,830	50,032
Accrued interest payable	6,048	6,774
Interest rate derivative instruments, at fair value	25,467	23,184
Payable to related party	3,775	4,295
Dividends payable	26,145	30,675
Accounts payable and accrued expenses	2,011	1,742

Total Liabilities	$4,462,469	$3,771,138

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,027,535 and 24,205,972 shares issued and outstanding, respectively	320	242
Additional paid-in capital	791,266	619,399
Retained earnings	76,429	97,073

Total Stockholders’ Equity	$868,084	$716,783

Total Liabilities and Stockholders’ Equity	$5,330,553	$4,487,921

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands—except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income – mortgage-backed securities	$36,914	$12,363
Interest income – securitized mortgage loans	1,333	—

Interest Income	38,247	12,363

Interest expense – repurchase agreements	(5,907)	(1,361)
Interest expense – securitized debt	(310)	—

Interest Expense	(6,217)	(1,361)

Net Interest Income	$32,030	$11,002

Other Income/(Loss):
Realized gain on sale of residential mortgage-backed securities, net	$15,795	$6,769
Unrealized gain/(loss) on residential mortgage-backed securities, net	(33,048)	5,950
Unrealized (loss) on securitized debt	(872)	—
Unrealized gain on securitized mortgage loans	2,848	—
(Loss) on derivative instruments (includes $1,659 and $569 of unrealized losses, respectively)	(5,798)	(1,318)
Interest income on cash balances	25	2

Other Income/(Loss), net	$(21,050)	$11,403

Operating Expenses:
General and administrative (includes $399 and $78 of non-cash stock based compensation, respectively)	$(2,851)	$(1,488)
Management fee – related party	(2,789)	(797)

Total Operating Expenses	$(5,640)	$(2,285)

Net Income	$5,340	$20,120
Preferred Stock Dividends Declared	(3,450)	—

Net Income Available to Common Stock and Participating Securities	$1,890	$20,120

Earnings per Common Share – Basic and Diluted	$0.07	$1.95

Dividends Declared per Share of Common Stock	$0.70	$0.75

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Retained Earnings	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783
Issuance of common stock, net of expenses	—	—	7,820,000	78	171,468	—	171,546
Issuance of vested stock	—	—	1,563	—	—	—	—
Equity based compensation expense	—	—	—	—	399	—	399
Net income	—	—	—	—	—	5,340	5,340
Dividends on preferred stock	—	—	—	—	—	(3,450)	(3,450)
Dividends on common stock	—	—	—	—	—	(22,534)	(22,534)

Balance at March 31, 2013	6,900,000	$69	32,027,535	$320	$791,266	$76,429	$868,084

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$5,340	$20,120
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	1,167	(220)
Amortization of deferred financing costs	104	46
Equity based compensation expense	399	78
Unrealized loss/(gain) on mortgage-backed securities, net	33,048	(5,950)
Unrealized gain on securitized mortgage loans	(2,848)	—
Unrealized loss on derivative instruments, net	1,659	569
Unrealized loss on securitized debt	872	—
Realized gains on sales of mortgage-backed securities	(15,995)	(6,838)
Realized losses on sales of mortgage-backed securities	200	69
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(3,451)	(6)
Decrease/(increase) in other assets	(43)	167
Decrease in accrued interest payable	(726)	(102)
Decrease in accounts payable and accrued expenses	(23)	(65)
Decrease in payable to related party	(587)	(550)

Net cash provided by operating activities	19,116	7,318

Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(1,408,542)	(627,032)
Proceeds from sales of mortgage-backed securities	559,469	460,393
Purchases of mortgage loans, simultaneously securitized	(113,038)	—
Increase in restricted cash related to investing activities	(3,507)	(2,771)
Principal payments received on mortgage-backed securities	90,400	31,940
Principal payments on securitized mortgage loans	997	—
Purchase of interest rate swaptions	(1,630)	—

Net cash used in investing activities	(875,851)	(137,470)

Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	6,509,337	1,881,000
Repayments of repurchase agreement borrowings	(5,820,432)	(1,744,816)
Increase in restricted cash related to financing activities	(696)	(5,576)
Proceeds from issuance of securitized debt	50,375	—
Principal payments on securitized debt	(1,395)	—
Payments made for securitization/deferred financing costs	(307)	(54)
Dividends paid on preferred stock	(5,022)	—
Dividends paid on common stock	(25,493)	(3,082)
Proceeds from issuance of common stock	172,040	—
Payment of costs to issue equity	(361)	(387)

Net cash provided by financing activities	$878,046	$127,085

Net increase in cash	21,311	(3,067)
Cash at beginning of period	149,576	44,407

Cash at end of period	$170,887	$41,340

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$7,600	$1,416
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$26,183	$2,079
Dividends and dividend equivalent rights declared, not yet paid	$26,145	$7,733
Equity offering costs payable	$561	$367
Deferred financing costs not yet paid	$326	$8

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

References to “we”, “us”, “our”, “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Agency IOs” and “Agency Inverse IOs,” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance.

Note 1– Organization

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

We invest on a leveraged basis in residential mortgage and mortgage-related assets in the United States. Through March 31, 2013, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and securitized mortgage loans. Over time, we may invest in a broader range of other residential mortgage and mortgage related assets.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements include our accounts and those of our consolidated subsidiaries and a VIE in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (or, GAAP) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (or, the SEC) on March 7, 2013. Our results of operations for the quarterly period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

We currently operate as one business segment.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(b) Cash and Cash Equivalents

We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. At March 31, 2013 and December 31, 2012 our cash and cash equivalents were comprised of cash on deposit with a single bank domiciled in the United States, substantially all of which were in excess of the Federal Deposit Insurance Corporation insurance limit.

(c) Restricted Cash

Restricted cash represents cash held by our counterparties as collateral against our interest rate swaps (or, Swaps) and repurchase agreement borrowings. Restricted cash is not available for general corporate purposes but borrowings may be applied against amounts due to counterparties under our Swaps and repurchase agreement borrowings, or returned to us when our collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.

(d) Residential Mortgage-Backed Securities and Securitized Mortgage Loans

Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency Inverse IO securities representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing and re-performing mortgage loans that we purchased at a discount to principal balance.

Balance Sheet Presentation

Our RMBS purchases and sales are recorded on the trade date. Our RMBS pledged as collateral against borrowings under repurchase agreements are included in “residential mortgage-backed securities” on the consolidated balance sheet, with the fair value of securities pledged disclosed parenthetically.

The aggregate fair value of the mortgage loans that we securitized are presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.” Such assets can be used only to settle obligations of the consolidated VIE. (See Notes 5 and 13.)

Designation and Fair Value Option Election

Our RMBS are designated as available-for-sale. We have elected the fair value option for all of our RMBS at the time of purchase and, as a result, record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses). We generally intend to hold our RMBS to generate interest income; however, we have sold and may continue to sell certain of our RMBS as part of the overall management of our assets and liabilities and operating our business. Realized gains and losses on the sale of RMBS are recorded in earnings using the specific identification method.

Our securitized residential mortgage loans are considered held for investment purposes, as we expect that we will be required to continue to consolidate the VIE in which such loans are held and generally do not have the authority to sell the mortgage loans held in such VIE. Consistent with our investments in RMBS, we have elected the fair value option for our securitized mortgage loans and, as a result, we record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses).

We believe that our election of the fair value option for our RMBS, securitized mortgage loans and securitized debt improves financial reporting, as such treatment is consistent with how we present changes in the fair value of our Swaps and interest rate swaptions (or, Swaptions) (or, collectively “interest rate derivatives”) through earnings.

Determination of Fair Value

To determine the fair value of our Agency RMBS, non-Agency RMBS and securitized debt we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes obtained, we compare such quotes to valuations received from a third party pricing service.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

We estimated the fair value of our securitized mortgage loans based upon an estimated price that would be received for the mortgage loans if sold into a securitization, which was considered to be the most advantageous market for such assets for the period presented. To value our securitized mortgage loans, we estimate the cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates and certain unobservable inputs, such as estimated future; prepayment speeds, default rates and loss severities, which inputs are significant in arriving at the estimate of cash flows. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III fair values.

Impairments

RMBS: Given that we have elected the fair value option, all changes in the market value of our RMBS are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Note 4.)

Securitized Mortgage Loans: Given that we have elected the fair value option for our securitized mortgage loans, all changes in the estimated fair value of such assets are recorded through earnings, including other-than-temporary impairments, if any. On at least a quarterly basis, we evaluate the collectability of both interest and principal, to determine whether loans presented as securitized mortgage loans are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at the time of acquisition plus all additional cash flows expected to be collected arising from changes in assumptions subsequent to acquisition. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when it becomes doubtful that income and the amortized cost basis of the loan becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. (See Note 5.)

(e) Interest Income Recognition

RMBS

Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase, are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield we estimate prepayments for each security. If prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized applying the retrospective method. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income.

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of; interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages.

Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income, and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.

Securitized Mortgage Loans

Interest income on securitized mortgage loans is recognized based on the effective interest method, whereby we accrete the portion of purchase discount that is not considered to be credit discount, into income over the life of the related loan. The effective yield on securitized mortgage loans is based on projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment speeds, the timing and amount of expected credit losses, and other factors. On at least a quarterly basis, our Manager reviews and, if appropriate, makes adjustments to cash flow projections based on input and analysis received from external sources, internal models, and our Manager’s judgment about interest rates, prepayment speeds, home prices, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such loans and/or the recognition of an OTTI.

(f) Variable Interest Entities

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial on going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design of the VIE.

We consolidate a VIE when we determine that we are the primary beneficiary of such VIE. We are required to re-evaluate whether to consolidate a VIE each reporting period, based upon the facts and circumstances pertaining to the VIE during such period.

In February 2013, we purchased a pool of 755 residential mortgage loans with an unpaid principal balance of $155,001 and simultaneously completed a securitization transaction collateralized by such mortgage loans. In determining the accounting treatment to be applied to our February 2013 securitization transaction, we evaluated

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

whether the trust used to facilitate the transaction was a VIE and, if so, whether it should be consolidated. Based on our evaluation, we concluded that the trust was a VIE which should be consolidated by us.

Prior to the completion of our initial securitization transaction in February 2013, we had not transferred assets to any VIE and other than acquiring the RMBS issued by such entities, we had no other involvement with any VIE. (See Note 13.)

(g) Deferred Financing Costs

Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. We incurred such costs in connection with our repurchase agreements and, beginning in February 2013, in connection with our whole-loan securitization transaction and issuance of beneficial interests by the consolidated VIE. Our deferred financing costs may include legal, accounting and other related fees. These deferred charges are included on our consolidated balance sheet as a component of “deferred financing costs, net.” The amortization of deferred charges associated with our securitized debt is adjusted to reflect actual repayments of the securitized trust. (See Note 13.)

(h) Earnings Per Share

Basic earnings per share is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs) to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. Our basic and diluted earnings per share are the same, as we did not have any dilutive securities outstanding for any of the periods presented. (See Note 16.)

(i) Derivative Instruments

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize interest rate derivatives, currently comprised of Swaps and Swaptions, as part of our interest rate risk management. We view our interest rate derivatives as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements. We do not enter into derivative instruments for speculative purposes.

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

(j) Repurchase Agreements

RMBS financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2013 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(k) Share-based Payments

We account for share-based compensation to our independent directors, to our Manager and to employees of our Manager and our affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date and is amortized to expense over the award vesting period on a straight-line basis. Expense related to restricted stock units issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

(l) Income Taxes

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations.

We have elected to treat one subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and are subject to federal and state income tax at regular corporate tax rates. The TRS, which is a wholly owned subsidiary of ours, was established in connection with its loan pool purchase and securitization transaction as discussed in Notes 5 and 13.

(m) Recent Accounting Pronouncements

Accounting Standards Adopted by us during the quarter ended March 31, 2013

In December 2011, the Financial Accounting Standards Board (or, FASB) issued guidance under Accounting Standards Update (or, ASU) 2011-11, regarding disclosures about the offsetting of assets and liabilities. Under ASU 2011-11, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This disclosure is intended to support further the convergence of U.S. GAAP and International Financial Reporting Standards requirements. ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In January 2013, the FASB issued guidance, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). The main objective of this ASU is to limit the scope of the new balance sheet and offsetting disclosure requirements of ASU 2011-11 to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments of ASU 2013-01 should be applied for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.

Our adoption of the above guidance beginning on January 1, 2013 did not have a material impact on our consolidated financial statements; however, it resulted in certain additional disclosures. (See Note 9.)

Note 3 – Fair Value of Financial Instruments

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

Level II — Fair values are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, historical prepayment speeds, credit risk and others.

Level III — Fair values are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.

The level in the fair value hierarchy, within which a fair measurement falls in its entirety, is based on the lowest level (i.e., with Level III being the lowest) input that is significant to the fair value measurement. When available, we use quoted market prices to determine the estimated fair value of an asset or liability.

Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices received for such assets could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales and the projected identification of which securities would be sold are also subject to significant judgment, particularly in times of market illiquidity.

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

Agency, non-Agency RMBS and securitized debt

To determine the fair value of our Agency RMBS, non-Agency RMBS and securitized debt we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment speeds and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

yield and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. We consider our Agency RMBS as Level II valuations and non-Agency RMBS, securitized mortgage loans and securitized debt as Level III valuations, given their relative price transparency in the market place. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, prices obtained from brokers and pricings services are readily verifiable to observable market transactions, as such, we categorize Agency RMBS as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS and securitized debt are categorized as Level III.

Securitized Mortgage Loans

The fair value of our securitized mortgage loans at March 31, 2013 is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III.

Swaps and Swaptions

We determine the estimated fair value of our Swaps and Swaptions based on market valuations obtained from a third party with expertise in valuing such instruments. With respect to Swap valuations, the expected future cash flows are determined for the fixed and floating rate leg of the Swap. To arrive at the expected cash flows for the fixed leg of a Swap, the coupon rate stated in the Swap agreement is used and to arrive at the expected cash flows for the floating leg, the forward rates derived from raw yield curve data is used. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors and the fixed and floating leg valuations are netted to arrive at a single valuation for the Swap at the valuation date. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are observable and, as such, their valuations are categorized as Level II in the fair value hierarchy.

Fair Value Accounting Elections

The following tables present our financial instruments carried at estimated fair value as of March 31, 2013 and December 31, 2012 on our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at March 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$4,299,564	$595,838	$4,895,402
Securitized mortgage loans	—	—	114,881	114,881
Swaps/Swaptions	—	3,004	—	3,004

Total	$—	$4,302,568	$710,719	$5,013,287

Liabilities:
Swaps	$—	$25,467	$—	$25,467
Non-recourse securitized debt	—	—	49,852	49,852

Total	$—	$25,467	$49,852	$75,319

(Tables continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(Tables continued from previous page.)

	Estimated Fair Value at December 31, 2012
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,626,094	$605,197	$4,231,291
Swaption	—	750	—	750

Total	$—	$3,626,844	$605,197	$4,232,041

Liabilities:
Swaps	$—	$23,184	$—	$23,184

Total	$—	$23,184	$—	$23,184

Our non-Agency RMBS, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value. The following table presents additional information about our non-Agency RMBS that are carried at fair value for the periods presented:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$605,197	$112,346
Purchases	45,014	101,147
Sales	(57,988)	(36,208)
Principal repayments	(23,415)	(8,310)
Total net gains / (losses) included in net income:
Realized gains/(losses), net	8,288	830
Unrealized gains/(losses), net (1)	10,950	5,717
Discount accretion	7,792	3,447

Ending balance	$595,838	$178,969

(1)	Includes unrealized losses of $304 and $971 that have been classified as other-than-temporary impairments as of March 31, 2013 and December 31, 2012, respectively.

The following table presents additional information about our securitized mortgage loans for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
Beginning balance	$—
Purchases	113,038
Principal repayments	(997)
Unrealized gains	2,848
Discount adjustment	(8)

Ending balance	$114,881

The following table presents the key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at March 31, 2013:

Assumption	Weighted Average	Range

Default rate	7.80%	—%	to	11.70%
Loss Severity	54.10%	—%	to	71.18%
Voluntary Prepayments	1.79%	—%	to	2.47%
Discount Rate	8.00%	3.50%	to	15.00%

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of securitized debt at March 31, 2013:

Three Months Ended March 31, 2013
Balance January 1, 2013	$—
Debt issued during the period	50,375
Principal paid	(1,395)
Unrealized loss during the period	872

Balance March 31, 2013	$49,852

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Liabilities:
Repurchase agreements	$4,343,341	$4,343,440	$3,654,436	$3,654,475

To determine the estimated fair value of our borrowings under repurchase agreements, the remaining contractual cash flows from such borrowings are discounted at interest rates that are reflective of interest rates in the market place for repurchase borrowings at the valuation date. Such rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 35 days and 20 days at March 31, 2013 and December 31, 2012, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities

The following tables present certain information about our RMBS portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$1,757,588	$111,498	$1,869,086	$1,863,750	$2,632	$(7,968)	3.50%	2.57%
4.0% Coupon	1,841,597	154,411	1,996,008	2,002,782	13,665	(6,891)	4.00%	2.69%
4.5% & 5.0% Coupons	240,651	15,000	255,651	266,438	10,787	—	4.54%	3.22%

	3,839,836	280,909	4,120,745	4,132,970	27,084	(14,859)	3.80%	2.67%

Agency RMBS - 15-20 Year Mortgages:
3.0% Coupon	22,236	980	23,216	23,588	372	—	3.00%	2.05%
3.5% Coupon	72,565	4,350	76,915	77,475	560	—	3.50%	2.30%

	94,801	5,330	100,131	101,063	932	—	3.38%	2.24%

Agency IOs and Agency Inverse IOs (4)			65,377	65,531	502	(348)	5.88%	13.20%

Total Agency	3,934,637	286,239	4,286,253	4,299,564	28,518	(15,207)	3.98%	2.82%

Non-Agency RMBS	768,776	(239,997)	528,779	595,838	67,441	(382)	1.21%	7.73%

Total RMBS	$4,703,413	$46,242	$4,815,032	$4,895,402	$95,959	$(15,589)	3.56%	3.36%

	December 31, 2012
	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$1,228,402	$78,623	$1,307,025	$1,318,375	$11,396	$(46)	3.50%	2.40%
4.0% Coupon	1,406,138	113,864	1,520,002	1,543,258	23,860	(604)	4.00%	2.62%
4.5% & 5.0% Coupons	271,764	17,016	288,780	302,156	13,376	—	4.53%	3.08%

	2,906,304	209,503	3,115,807	3,163,789	48,632	(650)	3.84%	2.53%

Agency RMBS - 15-20 Year Mortgages:
3.0% Coupon	159,605	7,181	166,786	169,172	2,386	—	3.00%	1.98%
3.5% Coupon	221,949	12,883	234,832	239,207	4,375	—	3.50%	2.30%

	381,554	20,064	401,618	408,379	6,761	—	3.29%	2.17%

Agency IOs and Agency Inverse IOs (4)			53,996	53,926	538	(608)	5.94%	13.26%

Total Agency	3,287,858	229,567	3,571,421	3,626,094	55,931	(1,258)	3.96%	2.69%

Non-Agency RMBS	817,250	(267,857)	549,393	605,197	56,260	(456)	1.19%	7.86%

Total RMBS	$4,105,108	$(38,290)	$4,120,814	$4,231,291	$112,191	$(1,714)	3.45%	3.38%

Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $5,830 and $49,965 at March 31, 2013 and December 31, 2012 and estimated fair value of $5,830 and $50,043, respectively at such dates.

(1)

A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. At March 31, 2013, our non-Agency RMBS had gross discounts of $239,997, which included credit discounts of $97,304 and OTTI of $3,824. At December 31, 2012, our non-Agency RMBS had gross discounts of $267,857 which included credit discounts of $119,276 and OTTI of $3,750. We recognized other-than-temporary impairments of $2,937 and $971 for the three months ended March 31, 2013 and 2012, respectively.

(2)	Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. See (1) above.
(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.
(4)	Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table presents information about our RMBS that were in an unrealized loss position at March 31, 2013:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$2,001,879	$(14,859)	44	$—	$—	—
Agency IOs	5,976	(119)	2	—	—	—
Agency Inverse IOs	17,473	(229)	7	—	—	—

Total Agency RMBS	2,025,328	(15,207)	53	—	—	—

Non-Agency RMBS	18,804	(188)	9	4,053	(194)	1

Total RMBS	$2,044,132	$(15,395)	62	$4,053	$(194)	1

The following table presents components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Coupon Interest	Net (Premium Amortization)/ Discount Accretion (1)	Interest Income	Coupon Interest	Net (Premium Amortization)/ Discount Accretion (1)	Interest Income
Agency RMBS	$35,804	$(8,951)	$26,853	$11,591	$(3,227)	$8,364
Non-Agency RMBS	2,269	7,792	10,061	552	3,447	3,999

Total	$38,073	$(1,159)	$36,914	$12,143	$220	$12,363

(1)

The amount of premium amortization on Agency RMBS reflects our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

The following table presents components of net realized gains, and the change in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Realized Gains	Unrealized Gains/(Losses)	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Agency Pass-throughs	$7,354	$(41,589)	$3,213	$1,940
Agency IOs	60	(141)	(17)	987
Agency Inverse IOs	93	(2,269)	145	(96)
Non-Agency RMBS	8,288	10,951	3,428	3,119

Total	$15,795	$(33,048)	$6,679	$5,950

The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at March 31, 2013 and December 31, 2012:

Contractual Maturities of RMBS (1)	March 31, 2013	December 31, 2012
> 10 to 20 years	$133,574	$431,880
> 20 to 30 years	4,665,280	3,732,596
> 30 years	96,548	66,815

Total	$4,895,402	$4,231,291

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

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 5 – Securitized Mortgage Loans

Securitized mortgage loans are carried at estimated fair value. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts. Prior to February 2013 we did not have any securitized mortgage loans. Our securitized mortgage loan pool at March 31, 2013 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. At March 31, 2013, the amortized cost of our securitized mortgage loans was $112,033. (See Note 13.)

The following table presents a summary of the changes in the carrying value of securitized loans held for investment at March 31, 2013:

Three Months Ended March 31, 2013
Balance January 1, 2013	$—
Purchases during the period	113,038
Principal repayments	(997)
Discount adjustment	(8)
Unrealized gain during the period	2,848

Balance March 31, 2013	$114,881

We do not service the securitized mortgage loans. However, we appointed the servicer who is responsible for servicing these loans and over time may modify certain of the loans in order to mitigate losses.

The following table presents the five largest states represented in our securitized mortgage loans at March 31, 2013 based on principal balance:

Property Location	Concentration	Principal Balance
California	20.8%	$32,074
Florida	13.6	20,966
Maryland	12.0	18,450
Texas	7.7	11,935
New Jersey	7.3	11,193
Other	38.6	59,386

Total	100.0%	$154,004

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 6 – Interest Receivable

The following table presents our interest receivable by investment category at March 31, 2013 and December 31, 2012:

Asset	March 31, 2013	December 31, 2012
Agency RMBS:
Fannie Mae	$9,060	$7,082
Freddie Mac	4,261	3,755
Ginnie Mae	66	108
Non-Agency RMBS	554	396

Total RMBS interest receivable	13,941	11,341

Securitized mortgage loans	787	—

Total interest receivable	$14,728	$11,341

Note 7 – Borrowings Under Repurchase Agreements

As of March 31, 2013, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $4,343,341 with 18 counterparties. At March 31, 2013 and December 31, 2012, we had approximately $260 and $346, respectively of deferred financing costs associated with repurchase borrowings, which amounts are included on our balance sheet as a component of deferred financing costs, net.

Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms ranging from one month to three months, but in some cases have initial terms that are longer or shorter. The following table presents certain characteristics of our repurchase agreements at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
RMBS Financed	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,896,493	0.43%	31	$3,223,577	0.47%	15
Non-Agency RMBS	419,645	2.10	72	430,859	2.06	58
Repo – Securitization (1)	27,203	2.03	71	—	—	—

Total	$4,343,341	0.60%	35	$3,654,436	0.65%	20

(1)

Repo – Securitization reflects the balance of repurchase agreement borrowings that is collateralized by a non-Agency RMBS issued in connection with our securitization transaction that we retained. While the RMBS that we retained in connection with our securitization transaction do not appear on our balance sheet, as they are eliminated in consolidation with the securitization trust, we legally own such securities and therefore are legally permitted to pledge such securities as collateral.

The following table presents repricing information about our borrowings under repurchase agreements, which does not reflect the impact of our interest rate derivatives, at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,943,486	0.55%	$3,461,595	0.60%
> 30 days to 60 days	696,829	0.50	110,670	1.30
> 60 days to 90 days	51,597	2.01	28,197	2.12
> 90 days to 120 days	539,868	0.64	29,602	2.07
> 120 days to 360 days	111,561	1.87	24,372	2.08

Total	$4,343,341	0.60%	$3,654,436	0.65%

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table presents the contractual maturity of our repurchase agreements at March 31, 2013, which does not reflect the impact of our interest rate derivatives:

Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate
Within 30 days	$2,852,477	0.49%
> 30 days to 60 days	787,838	0.72
> 60 days to 90 days	51,597	2.01
> 90 days to 120 days	539,868	0.64
> 120 days to 360 days	111,561	1.87

Total	$4,343,341	0.60%

Note 8 – Collateral Positions

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, Swaps and clearing margin account at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$4,044,050	$4,032,074	$11,905	$4,055,955
Non-Agency RMBS	585,449	518,620	531	585,980
Non-Agency RMBS acquired through securitization transaction (2)	45,904	45,396	231	46,135
Cash (3)	60,942	—	—	60,942

Total	$4,736,345	4,596,090	12,667	4,749,012

Cash pledged for Swaps (3)	36,902	—	—	36,902
Agency RMBS pledged for clearing margin	4,688	4,704	13	4,701

Total	$4,777,935	$4,600,794	$12,680	$4,790,615

(Tables continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(Tables continued from previous page.)

	December 31, 2012
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,335,472	$3,283,264	$9,658	$3,345,130
Non-Agency RMBS	600,632	544,975	393	601,025
Cash (3)	60,246	—	—	60,246

Total	3,996,350	3,828,239	10,051	4,006,401

Cash pledged for Swaps (3)	33,395	$—	—	33,395
Agency RMBS pledged for clearing margin	4,809	4,780	13	4,822

Total	$4,034,554	$3,833,019	$10,064	$4,044,618

(1)	Includes Agency RMBS of $30,103 that were sold but unsettled at March 31, 2013.
(2)

Reflects a non-Agency RMBS that was acquired in connection with our securitization transaction. This security, which we may pledge as collateral, is eliminated from our balance sheet in consolidation with the VIE.

(3)	Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheets.

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If we were to cause an event of default or trigger an early termination event pursuant to one of our Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with us and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by us. Through March 31, 2013, we remained in compliance with all of all our financial covenants. (See Notes 8, 9 and 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 9 – Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at March 31, 2013 and December 31, 2012:

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
March 31, 2013
Derivative hedging instruments, at fair value	$3,004	$—	$3,004	$(3,004)	$—	$—

Total	$3,004	$—	$3,004	$(3,004)	$—	$—

December 31, 2012
Derivative hedging instruments, at fair value	$750	$—	$750	$(750)	$—	$—

Total	$750	$—	$750	$(750)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
March 31, 2013
Derivative hedging instruments, at fair value	$25,467	$—	$25,467	$(3,004)	$(22,463)	$—
Repurchase agreements	4,343,341	—	4,343,341	(4,343,341)	—	—

Total	$4,368,808	$—	$4,368,808	$(4,346,345)	$(22,463)	$—

December 31, 2012
Derivative hedging instruments, at fair value	$23,184	$—	$23,184	$(750)	$(22,434)	$—
Repurchase agreements	3,654,436	—	3,654,436	(3,654,436)	—	—

Total	$3,667,620	$—	$3,667,620	$(3,655,186)	$(22,434)	$—

(1)	Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at March 31, 2013 and December 31, 2012, subject to a netting arrangement.
(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.
(3)	The fair value of securities pledged against our borrowing under repurchase agreements was $4,675,403 and $3,936,104 at March 31, 2013 and December 31, 2012, respectively.
(4)	Total cash pledged against our Swaps was $36,902 and $33,395 at March 31, 2013 and December 31, 2012, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $60,942 and $60,246 at March 31, 2013 and December 31, 2012, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Nature of Setoff Rights

In our consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.

Certain of our repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.

Note 10 – Derivative Instruments

We are exposed to changing interest rates, which affect the cash flows associated with our borrowings. We enter into interest rate derivative contracts, which through March 31, 2013 were comprised of Swaps and Swaptions, to mitigate our exposure to changes in interest rates, whereby we make/receive payments to/from our interest rate derivative contract counterparties. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.

Pursuant to our Swaps, we agree to pay a fixed rate of interest and receive a variable-rate of interest based on the notional amount of the Swap. The variable amount that we pay to our Swap counterparty is based on three-month London Interbank Offer Rate (or, LIBOR). We pay a premium to our Swaption counterparty to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.

The following table presents information with respect to our derivative instruments as presented on our consolidated balance sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$150,000	$1,363	$—	$—
Swaptions - assets	$225,000	$1,641	$75,000	$750
Swaps - (liabilities)	$2,057,000	$(25,467)	$1,500,000	$(23,184)

The following table presents information about our Swaps as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
> Three to five years	$1,434,000	1.06%	4.3	$1,245,000	1.06%	4.4
> Five years	773,000	2.00	9.7	255,000	1.90	9.6

Total	$2,207,000	1.39%	6.2	$1,500,000	1.20%	5.3

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. At March 31, 2013 our Swaptions had an aggregate fair value of $1,641. The following table presents information about our Swaptions at March 31, 2013:

	Option		Underlying Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Months Until Option Expiration	Notional Amount	Swap Term (Years)
2.65% (1)	$559	7.1	$75,000	10.0
3.50%	135	10.2	50,000	10.0
3.00%	947	11.8	100,000	10.0

Total	$1,641	9.9	$225,000	10.0

(1)	This one Swaption was held at December 31, 2012, at which time it had a fair value of $750 and 10.1 months until expiration.

The following table presents amounts recognized on our consolidated statements of operations related to our interest rate derivatives for the three months ended March 31, 2013 and March 31, 2012:

Character of Loss on Derivative Instrument	Location of Item on the Consolidated Statements of Operations	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net interest payments/accruals on Swaps (1)	Loss on derivative instruments, net	$(4,139)	$(749)
Change in fair value of Swaps(2)	Loss on derivative instruments, net	(920)	(569)
Change in fair value of Swaptions (2)	Loss on derivative instruments, net	(739)	—

Total		$(5,798)	$(1,318)

(1)	Amounts are realized.
(2)	Amounts are unrealized.

Our agreements with certain of our derivative counterparties contain financial covenants. Through March 31, 2013, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 8 and 9.) If we had breached any of these provisions at March 31, 2013 we could have been required to settle our obligations under our Swaps at their termination value of $24,568, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Note 11 – Interest Payable

The following table presents the components of our interest payable at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Repurchase borrowings collateralized by Agency RMBS	$2,343	$3,896
Repurchase borrowings collateralized by non-Agency RMBS	1,397	1,519
Repurchase borrowings collateralized by securitization security (1)	37	—
Securitized debt	166	—
Swaps	2,105	1,359

Total interest payable	$6,048	$6,774

(1)

Reflects interest payable on repurchase borrowings collateralized by non-Agency RMBS that we retained in connection with our securitization transaction. The securities we retained are not presented on our balance sheet, as they are eliminated in consolidation with the securitization trust.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 12 – Commitments and Contingencies

(a) Management Agreement – Related Party Transactions

In connection with our initial public offering (or, IPO) in July 2011, we entered into a management agreement with our Manager (or, Management Agreement), which describes the services to be provided for us by our Manager and compensation for such services. Our Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.

Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our stockholders’ equity (as defined in the Management Agreement), calculated and payable (in U.S. dollars) quarterly in arrears.

The initial term of the Management Agreement expires on July 27, 2014 and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the three months ended March 31, 2013 and March 31, 2012, we incurred $2,789 and $797 in management fees, respectively. In addition to the management fee, we are also responsible for reimbursing our Manager for certain expenses paid by our Manager on our behalf and for certain services provided by our Manager or its affiliates for us. For the three months ended March 31, 2013 and March 31, 2012, we recorded expenses of $2,365 and $1,182, respectively, related to reimbursements for certain expenses paid by Apollo on our behalf and for certain services provided by Apollo for us. Expenses paid by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statement of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At March 31, 2013 and December 31, 2012, $2,789 and $2,418 for management fees incurred but not yet paid were included in “payable to related party” on our consolidated balance sheet.

(b) Representations and Warranties in Connection with Securitization

In connection with our securitization transaction, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. (See Note 13.)

Note 13 – Use of Special Purpose Entities

Special purpose entities (or, SPEs) are entities designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an un-securitized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(a) Securitization Transaction

In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the SPE/trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. (See Note 2(f) for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the financial assets in connection with the securitization.)

The mortgage loans in the securitization trust are comprised of performing and re-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.

The following table presents certain information about our securitization transaction:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third party investor	$50,375
Outstanding amount of senior security at March 31, 2013	$48,980
Pass-through interest rate for senior security issued – fixed rate	4.00%
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Expenses incurred (2)	$636

(1)

The certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor in the securitization transaction. While the RMBS that we retained in connection with our securitization transaction do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and therefore are legally permitted to pledge such securities.

(2)	Expenses incurred were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party.

We completed an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we considered our involvement in the creation of the VIE, including the design and purpose of the VIE, and whether our involvement reflected a controlling financial interest that resulted in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we considered: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction.

For financial statement reporting purposes, given that we consolidate the securitization trust, no gain or loss was reported on the sale of the mortgage loans to the securitization trust. Since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the mortgage loans that were “sold” to enable the senior security to be created and sold to a third party investor. As such, the senior security is presented on our consolidated balance sheet as “non-recourse securitized debt, at fair value.” The third-party beneficial interest holders in the VIE have no recourse against us; except that, we have an obligation to repurchase assets from the VIE in the event that we breach certain representations and warranties in relation to the mortgage loans sold to the VIE. In the absence of such a breach, we have no obligation to provide any other explicit or implicit support to any VIE. As previously stated, we are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles.

As of March 31, 2013, the aggregate fair value of the mortgage loans that were securitized as described above was $114,881, and is presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”

The securitization trust receives principal and interest on the underlying mortgage loans and distributes those payments to the certificate holders. The assets and other instruments held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. The risks associated with our involvement with the VIE is limited to the risks and rights as a certificate holder of the securities we retained.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The activities of the trust are substantially set forth in the securitization transaction documents, primarily the mortgage loan trust agreement, the trust agreement, the indenture and the securitization servicing agreement (collectively, the “Securitization Agreements”). Neither the trust nor any other entity may sell or replace any assets of the trust except in connection with: (i) certain loan defects or breaches of certain representations and warranties which have a material adverse effect on the value of the related assets; (ii) loan defaults; (iii) certain trust events of default or (iv) an optional termination of the trust, each as specifically permitted under the Securitization Agreements.

(b) Securitized Debt

We consolidate the VIE created as a result of our securitization transaction in February 2013. As a result, on our consolidated balance sheet we report: (i) “non-recourse securitized debt, at fair value” which reflects the senior security sold to third party investors and (ii) “securitized mortgage loans (transferred to a consolidated VIE), at fair value” the residential mortgage loans held by the trust that collateralize all of the securities issued from the trust.

At March 31, 2013, the securitized debt collateralized by residential mortgage loans had a principal balance of $48,980. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.

Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at March 31, 2013, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Contractual Maturity	March 31, 2013
Within One Year	$7,786
> One to Three Years	20,124
> Three to five years	17,573
> Five years	3,497

Total	$48,980

We estimate that our securitized debt will be repaid over approximately five years. Repayment of our securitized debt will be dependent upon the cash flows generated by the mortgage loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized mortgage loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying mortgage loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected. (See Note 5 for a more detailed discussion of the mortgage loans collateralizing our securitized debt.)

(c) VIE Impact on the Consolidated Financial Statements

The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of March 31, 2013:

March 31, 2013
Assets:
Securitized mortgage loans, at fair value	$114,881
Interest receivable	$787
Liabilities:
Non-recourse securitized debt, at fair value	$49,852
Accrued interest payable	$166

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

For the Three Months Ended March 31, 2013
Interest income - securitized mortgage loans	$1,333
Interest expense - securitized debt	$(310)
Unrealized gain on securitized mortgage loans	$2,848
Unrealized (loss) on securitized debt	$(872)

The following table reflects the amounts recorded on our consolidated statement of cash flows related to our consolidated VIE for the period presented:

For the Three Months Ended March 31, 2013
Net income	$2,999
Purchase of mortgage loans, simultaneously securitized	$(113,038)
Proceeds from issuance of securitized debt	$50,375
Amortization of deferred financing costs	$18
Premium amortization/(discount accretion), net	$8
Unrealized gain on securitized mortgages	$(2,848)
Unrealized loss on securitized debt	$872
Principal payments on securitized mortgage loans	$997
Principal payments on securitized debt	$(1,395)
Increase in accrued interest receivable, less purchased interest	$(787)
Increase in accrued interest payable	$166

Note 14 – Share-based Payments

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

As of March 31, 2013, a total of 48,160 shares of restricted common stock and 174,494 RSUs were granted and outstanding pursuant to the LTIP, of which 12,040 and 15,812 were vested at such date. At March 31, 2013, we had unrecognized compensation expense of $714 and $3,305 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at March 31, 2013 is expected to be recognized over a weighted average period of 0.7 years. As of March 31, 2013, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.

For the three months ended March 31, 2013 and March 31, 2012, we recognized stock-based compensation expense of $399 and $78, respectively. We did not grant any shares of restricted stock or RSUs during the three months ended March 31, 2013 or March 31, 2012.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

Note 15 – Stockholders’ Equity

(a) Dividends Declared

The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2012 through March 31, 2013:

Declaration Date	Record Date	Payment Date	Dividend per share
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
December 14, 2012	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75

(b) Common Stock

The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2012 through March 31, 2013:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600
April 20, 2012	13,900,000	$18.00	$250,200

(1)	We raised net equity capital of $22,417, $149,129, and $249,490 after offering costs of $23, $471, and $710 for the shares issued on March 25, 2013, March 13, 2013 and April 20, 2012, respectively.

(c) Preferred Stock

On September 20, 2012, we completed a public offering of 6,900,000 shares of 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (or, Preferred Stock) at the price of $25.00 per share for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by us of approximately $5,928. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.00% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are distinguished as equity instruments.

(d) Shelf Registration

On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under our charter. This registration statement was declared effective by the SEC on August 10, 2012 and, at March 31, 2013, we had $405,460 available under this shelf registration statement.

Apollo Residential Mortgage, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands—except per share data)

(e) Direct Stock Purchase and Dividend Reinvestment Plan

On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the three months ended March 31, 2013, all shares issued to Stock Purchase Plan participants were purchased in the open market by the Stock Purchase Plan administrator.

Note 16 – Earnings per Common Share

The following table presents basic and diluted net earnings per share of common stock using the two-class method for the three months ended March 31, 2013 and March 31, 2012:

	Three months Ended March 31, 2013	Three Months Ended March 31, 2012
Numerator:
Net Income	$5,340	$20,120
Less:
Dividends declared on Preferred Stock	3,450	—
Dividends, DERs and undistributed earnings allocated to participating securities	134	86

Net income allocable to common stockholders – basic and diluted	$1,756	$20,034

Denominator:
Weighted average common shares outstanding for basic and diluted earnings per share	25,686,304	10,273,125

Basic and diluted earnings per common share	$0.07	$1.95

(1)	There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands, except share and per share data or as otherwise noted)

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; general volatility of the securities markets in which we participate; changes in the value of our assets; our expected portfolio of assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; prepayment speeds on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exclusion from registration as an investment company under the 1940 Act; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; and our understanding of our competition.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item “1A - Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our annual report on Form 10-K filed for the year ended December 31, 2012.

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

We invest on a leveraged basis in residential mortgage and related assets in the United States. At March 31, 2013, our portfolio was comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral includes fixed-rate mortgages), Agency IOs and Agency Inverse IOs, (ii) non-Agency RMBS and (iii) securitized mortgage loans.

Over time, we expect that we may invest in other residential mortgage related assets included in our target assets. (See “Target Assets,” below.) At March 31, 2013, we had $4,299,564 of Agency RMBS, $595,838 of non-Agency RMBS and $114,881 of securitized mortgage loans.

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

To date, we have used interest rate derivatives, comprised of Swaps and Swaptions, to hedge a portion of the interest rate risk associated with our repurchase borrowings. At March 31, 2013, we had Swaps with a notional value of $2,207,000, which effectively fix the floating interest rate for a corresponding amount of borrowings under our repurchase agreements. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. At March 31, 2013, we held Swaptions with an aggregate notional of $225,000. (See Note 10 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Factors Impacting Our Operating Results

Our results of operations are primarily driven by, among other things, our net interest income, changes in the market value of our investments and interest rate derivatives and realized gains and losses on the sale of our investments and, from time to time termination of our interest rate derivative contracts. The supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S Government actions that impact the real estate and mortgage sector and the credit performance of our non-Agency RMBS impact our overall performance. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and the constant prepayment speeds (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on an RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.

With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO securities to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not foresee interest rates decreasing to zero.

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

We are exposed to credit risk with respect to our non-Agency RMBS portfolio, associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such securities. (See Quantitative and Qualitative Disclosures about Market Risk – Credit Risk, included under Item 3 of Part I of this Quarterly Report on Form 10-Q.) The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. To date we purchased all of our non-Agency RMBS at a discount to par value; a portion such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance.

Our non-Agency RMBS investment process involves analysis focused primarily on quantifying and pricing credit risk. Interest income on our non-Agency RMBS is recorded at an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our non-Agency RMBS, our Manager makes certain assumptions about the underlying mortgage loans which assumptions include, but are not limited to, future interest rates, voluntary prepayment speeds, default rates, modifications and loss severities. As part of our non-Agency RMBS surveillance, we review, on at least a quarterly basis, each security’s performance. To the extent that actual performance and our current assessment of future performance differs from our prior assessment, such changes are reflected in the yield/income recognized on such securities prospectively. Credit losses greater than those anticipated or in excess of purchase discount on a given security could occur, which could materially adversely impact our operating results.

We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are generally expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also consider such instruments as an economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at March 31, 2013, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.

Target Assets

As of March 31, 2013, we held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and securitized mortgage loans. In the future we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. The following is a summary of our target assets:

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

Financing Strategy

We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had aggregate debt-to-equity of 5.1 times at March 31, 2013, which reflects the aggregate of our borrowings under repurchase agreements and securitized debt to our total stockholders’ equity.

We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. During the three months ended March 31, 2013, we financed our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and financed our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. The terms of our repurchase agreements are typically one to three months at inception, but in some cases may have initial terms that are shorter or longer. Beginning in late April, we were able to extend certain of our repurchase borrowing collateralized by non-Agency RMBS with terms up to 18 months. At March 31, 2013, we had master repurchase agreements with 23 counterparties and, as a matter of routine business may have discussions with additional financial institutions with respect to expanding our repurchase agreement capacity. As of March 31, 2013, we had $4,343,341 of borrowings outstanding under our repurchase agreements with 18 counterparties collateralized by $4,044,050 of Agency RMBS, and $631,353 of non-Agency RMBS, which includes $45,904 of non-Agency RMBS that are eliminated from our balance sheet in consolidation with a VIE. (See Notes 8 and 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

In February 2013, in connection with our purchase of a pool of performing and re-performing mortgage loans, we engaged in a securitization transaction. One objective of this transaction, as well as potential future securitization transactions, is to obtain permanent non-recourse financing on the underlying securitized assets with more favorable terms than those available on whole loans. For financial statement reporting purposes, the sale of the senior security created in the securitization is presented on our consolidated balance sheet as non-recourse securitized debt, which is in effect collateralized by the securitized mortgage loans. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

In addition to repurchase borrowings and securitized debt, subject to market conditions, we may utilize other sources of leverage in the future, including, but not limited to, securitized debt associated with resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our future use of these alternative forms of financing is subject to market conditions.

Hedging Strategy

Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies with the objective of reducing our exposure to increases in interest rates. The U.S. federal income tax rules applicable to REITs may necessitate that we implement certain of these techniques through a domestic TRS that is fully subject to federal and state income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.

To date, we have used interest rate derivatives, currently comprised of Swaps and Swaptions, to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings. As of March 31, 2013, we had Swaps with a notional of $2,207,000 and repurchase borrowings of $4,343,341. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. At March 31, 2013, we held Swaptions with an aggregate notional of $225,000. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

To date, we have not elected to apply hedge accounting for our interest rate derivatives and, as a result, we record changes in the estimated fair value of such instruments along with the associated net Swap interest in earnings, as a component of the net gain / (loss) on interest rate derivatives.

Critical Accounting Policies and Use of Estimates

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies is set forth in our annual report on Form 10-K for the year ended December 31, 2012 under Part II, Item 7 – Management Discussion and Analysis – Critical Accounting Policies.

Recent Market Conditions and Our Strategy during the Quarter Ended March 31, 2013

The first quarter of 2013 was marked by a mix of economic results, with positive economic data and sentiment for January and February followed by a weaker than anticipated employment report for March. Amid this backdrop, the Federal Open Market Committee (or, FOMC) continued with its highly accommodative stance during the first quarter of 2013. The minutes of the FOMC March 19-20 meeting indicated expanded discussion regarding future FOMC actions but the FOMC ultimately stated that it would continue to purchase additional Agency RMBS at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month. The FOMC maintained its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency RMBS in Agency RMBS and of rolling over maturing Treasury securities at auction. The FOMC stated

that its policies are consistent with maintaining downward pressure on longer-term interest rates, supporting mortgage markets and helping to make broader financial conditions more accommodative.

The FOMC noted that it would closely monitor incoming information on economic and financial developments in coming months. The FOMC stated it would continue its purchases of Treasury and Agency mortgage-backed securities and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability. In determining the size, pace and composition of its asset purchases, the FOMC would continue to take into consideration of the likely efficacy and costs of such purchases as well as the extent of progress toward FOMC economic objectives.

The FOMC further indicated that it expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens, to support continued progress toward maximum employment and price stability. In particular, the FOMC decided to keep the target range for the federal funds rate at 0% to 0.25% and indicated that it currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6.5% and, inflation between one and two years ahead is projected to be no more than 2.5%. In determining how long to maintain a highly accommodative stance of monetary policy, the FOMC indicated that it will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations and readings on financial developments. The FOMC further stated that when it decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2%.

The U.S. housing market continued to show improvement during the first quarter of 2013, with U.S. home prices rising 0.6% from between December 2012 and January 2013. Moreover, the U.S. housing market has been on an upward trend since February 2012, averaging 0.54% per month. In addition to appreciation in home prices, housing starts have also showed improvement, with building permits in February 2013 hitting their highest level since 2008.

As the steepening yield curve pushed fundamental valuations lower for the longer term maturities, we sold certain 15-year Agency RMBS and reinvested in 30-year Agency RMBS, which we believe offered attractive returns. We sold $531,520 of Agency RMBS, of which 56.0% were 15 and 20-year pass-through securities, 42.8% were 30-year pass-through securities and 1.2% were Agency IO and Inverse IO securities, realizing net gains of $7,507. We generally invested the proceeds from our Agency RMBS sales, our common stock issuances in March and portfolio run-off in 30-year Agency RMBS which contain certain prepayment protection characteristics, which we believe will enhance our yield on these assets. Additionally, a portion of our Agency RMBS sales proceeds were used to purchase a pool of mortgage loans, that we simultaneously securitized, during the quarter, as discussed below.

For the first quarter of 2013, our Agency RMBS portfolio had a fair value weighted CPR of 7.0% comprised of 6.8% CPR on Agency pass-through securities and 19.9% on Agency IO and Agency Inverse IO securities. During the quarter, the maximum average monthly CPR of our Agency RMBS was experienced in February, with an overall Agency CPR of 7.6% comprised of 7.4% on Agency pass-through securities and 19.2% on Agency IO and Agency Inverse IO securities in the aggregate. During the first quarter, generic fixed-rate Fannie Mae RMBS prepaid at 25.5% CPR in the aggregate, with a high of 27.8% experienced in January 2013. We believe that the lower prepayments we have experienced on our Agency RMBS generally reflect our selective asset acquisition strategy.

Performance of the non-Agency RMBS portfolio showed stability during the first quarter as well, with voluntary prepayments remaining between 2.3% to 3.1% CRR and loss severities of approximately 62.2%. At March 31, 2013, approximately 56.4% of our non-Agency portfolio was comprised of securities that we receive both principal and interest on a monthly basis and 43.6% was backed by seasoned securities on which we are currently receiving interest, and will receive principal after the more senior securities in the capital structure are paid off.

Toward the latter part of the first quarter of 2013, the market supply of non-Agency RMBS was significantly lower than we had seen in the past year. We believe that the lack of sales activity stabilized prices of non-Agency RMBS during the first quarter. We observed unlevered yields on securities in which we would potentially invest generating returns in the low to mid-single digit range. As a result, we decreased our investment in non-Agency RMBS, and opportunistically sold $57,988 of non-Agency RMBS, realizing net gains of $8,288 and purchased $45,014 of non-Agency RMBS with a weighted average purchase price of 77.9% of par value. In addition, during the first quarter of 2013, we began to diversify our portfolio, by purchasing a pool of mortgage loans for $113,038, as described below. As a result our investment in credit sensitive assets increased during the first quarter of 2013.

In February 2013, we purchased a pool of 755 residential mortgage loans with an unpaid principal balance of $155,001 and simultaneously completed a securitization transaction collateralized by such mortgage loans. As part of the securitization, we sold, through a private placement, an aggregate of $50,375 in principal value non-Agency RMBS at par value, which effectively financed a portion of such assets with non-recourse debt with a stated fixed rate of 4.00%, plus securitization costs which are amortized over the term of the securitized debt. The actual maturity of the securitized debt will be impacted by the performance of the mortgage loans underlying the securitization. In addition, we financed a portion of non-Agency RMBS created through the securitization using borrowings under repurchase agreements.

On the funding side, interest expense related to our repurchase agreements was down marginally during the first quarter of 2013, decreasing to 0.65% from 0.67% for the quarter ended December 31, 2012, reflecting slightly lower market pricing relative to the mid-fourth quarter of 2012. In addition, we have generally been able to obtain longer terms on repurchase borrowings for both Agency and non-Agency RMBS, with several Agency counterparties routinely offering terms for up to six months and non-Agency repurchase terms ranging from one to 12 months. Beginning in late April, we were able to extend certain of our repurchase borrowings collateralized by non-Agency RMBS with terms of up to 18 months.

During March 2013, we issued 7,820,000 shares of common stock, generating net proceeds of approximately $171,546, which were invested primarily in Agency RMBS. As we increased our RMBS portfolio and corresponding repurchase borrowings, we continued to layer on additional Swaps and Swaptions to mitigate our sensitivity to longer duration assets and additional repurchase borrowings. During the quarter we added $707,000 notional value of Swaps and $150,000 notional value of Swaptions.

Our book value per common share decreased to $21.72 at March 31, 2013 from $22.49 at December 31, 2012, primarily reflecting the general decrease in the market prices for Agency RMBS, generally reflecting a widening of spreads on such assets relative to the benchmark rate on Swaps. Unrealized gains on our Agency RMBS decreased by $43,999 while unrealized gains on our non-Agency RMBS increased by $10,951 and net Swap valuations decreased by $1,659.

Regulatory Update:

Beginning June 10, 2013, we will be required to clear at least some, and potentially all of our Swap trades through a clearinghouse, in accordance with the new Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. As a result of this regulation, initial margin requirements on Swaps will increase relative to the current initial margin requirements.

Results of Operations

Quarter Ended March 31, 2013 compared to the Quarter Ended March 31, 2012

For the first quarter of 2013, we had net income available to common stock and participating securities of $1,890, or $0.07 per basic and diluted common share, compared to net income available to common and participating securities of $20,120, or $1.95 per basic and diluted common share for the first quarter of 2012. Our results of operations for first quarter of 2013 were significantly impacted by the widening of Agency RMBS spreads, higher interest rates on RMBS in the market place, a steeper yield curve and increased interest rate volatility. As a result, valuations on our Agency RMBS portfolio decreased, negatively impacting our GAAP earnings. In addition, our operating results were positively impacted by slower prepayment speeds on Agency RMBS which improved yields and increased interest income on our Agency portfolio for the first quarter of 2013. Changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

Net Interest Income

Interest rate spread and net interest margin are key performance metrics for us, as our core performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.94% and 3.04% for the three months ended March 31, 2013 respectively compared to 3.10% and 3.24% respectively for the three months ended March 31, 2013 and March 31, 2012, respectively.

The increase in our interest income and interest expense, discussed below, was primarily driven by the significant growth in our investments and borrowings resulting from our investment of newly raised equity capital on a leveraged basis. For the three months ended March 31, 2013 and March 31, 2012, we earned interest income of $38,247 and $12,363, respectively and incurred interest expense of approximately $6,217 and $1,361, respectively, which was primarily related to our borrowings under repurchase agreements. In connection with our February 2013 securitization transaction we had securitized debt with a fair value of $49,852, at March 31, 2013. Our securitized debt has a fixed stated interest rate of 4.00%. We amortize the costs associated with our securitization and, as a result had interest expense of $310, reflecting an effective cost of funds of 4.37% on our securitized debt for the first quarter of 2013.

The following table presents certain information regarding our interest earning assets, interest bearing liabilities and the components of our net interest income for the three months ended March 31, 2013 and 2012:

Table 1	Three Months Ended
	March 31, 2013				March 31, 2012
	Agency	Non-Agency	Securitized Mortgage Loans	Total	Agency	Non-Agency	Total
Average balance (1)	$3,621,734	$534,083	$65,099	$4,220,916	$1,220,907	$138,902	$1,359,809
Total interest income	$26,853	$10,061	$1,333	$38,247	$8,364	$3,999	$12,363
Yield on average assets	2.97%	7.54%	8.19%	3.62%	2.71%	11.39%	3.60%
Average balance of repurchase agreements	$3,226,408	$443,221	$—	$3,669,629	$1,005,133	$94,012	$1,099,145
Average balance of securitized debt	$—	$—	$28,742	$28,742	$—	$—	$—
Total interest expense	$3,558	$2,349	$310	$6,217	$900	$461	$1,361
Average cost of funds (2) (3)	0.45%	2.15%	4.37%	0.68%	0.36%	1.97%	0.50%
Net interest income	$23,295	$7,712	$1,023	$32,030	$7,464	$3,538	$11,002
Net interest rate spread	2.52%	5.39%	3.82%	2.94%	2.35%	9.42%	3.10%
Total interest expense including net interest cost of Swaps (4)	$7,646	$2,400	$310	$10,356	$1,649	$461	$2,110
Average cost of funds including net interest cost of Swaps (4)	0.96%	2.20%	4.37%	1.14%	0.66%	1.97%	0.77%
Net interest income including net interest cost of Swaps (5)	$19,207	$7,661	$1,023	$27,891	$6,715	$3,538	$10,253
Effective net interest rate spread (5)	2.00%	5.34%	3.82%	2.48%	1.95%	9.42%	2.83%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains and losses.
(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.
(3)

Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statement of operations.

(4)	See Table 12 included under “Non-GAAP Financial Measures” below.
(5)	See Table 13 included under “Non-GAAP Financial Measures” below.

The following table presents information with respect to our borrowing costs and effective cost of funds by type of collateral pledged for the three months ended March 31, 2013 and March 31, 2012:

Table 2	Three Months Ended
	March 31, 2013		March 31, 2012
Collateral Pledged:	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency	0.45%	0.96%	0.36%	0.66%
Non-Agency (1)	2.15	2.20	1.97	1.97
Securitized mortgage loans (2)	4.37	4.37	—	—

Total	0.68%	1.14%	0.50%	0.77%

(1)

The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the periods of $4,139 and $749, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. See “Non-GAAP Financial Measures” below, including Table 12.

The repurchase borrowings associated with non-Agency RMBS that we retained in connection with our securitization are included with the cost of funds on non-Agency RMBS.

(2)	The securitized mortgage loans, in effect, collateralize our securitized debt associated with our 2013 securitization transaction.

Interest Rate Derivatives

Our Swaps are intended to mitigate the effects of increases in interest rates on a portion of our repurchase agreement borrowings, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. In addition, we purchase Swaptions, each of which gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See “Non-GAAP Financial Measures,” below.)

The following table presents information about our Swaps as of March 31, 2013:

Table 3
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
> Three to five years	$1,434,000	1.06%	4.3
> Five to ten years	773,000	2.00	9.7

Total	$2,207,000	1.39%	6.2

The following table presents our effective interest expense, effective cost of funds, net effective interest income and net effective interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for three months ended March 31, 2013 and March 31, 2012: (See Tables 12 and 13, included under “Non-GAAP Financial Measures” below.

Table 4	Agency	Non-Agency	Securitized Mortgage Loans	Total
Quarterly Period Ended March 31, 2013
Effective interest expense	$7,646	$2,400	$310	$10,356
Effective cost of funds	0.96%	2.20%	4.37%	1.14%
Net effective interest income	$19,207	$7,661	$1,023	$27,891
Net effective interest rate spread	2.00%	5.34%	3.82%	2.48%

Quarterly Period Ended March 31, 2012
Effective interest expense	$1,649	$461	$—	$2,110
Effective cost of funds	0.66%	1.97%	—	0.77%
Net effective interest income	$6,715	$3,538	$—	$10,253
Net effective interest rate spread	1.95%	9.42%	—	2.83%

Realized and Unrealized Gain/(Loss)

During the three months ended March 31, 2013 and 2012, we sold Agency RMBS of $531,520 and $354,727, realizing net gains of $7,507 and $3,341, respectively. The steeper yield curve during the first quarter of 2013 caused market prices to decline on longer-term RMBS, offering attractive investment opportunities in 30-year Agency RMBS. As a result, during the first quarter of 2013, we sold certain 15-year pass-through Agency RMBS and migrated to 30-year fixed rate pass-through Agency RMBS. In addition, we purchased a pool of mortgage loans that we simultaneously securitized. (See “Recent Market Conditions and our Strategy during the Quarter ended

March 31, 2013”.) As we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. During the three months ended March 31, 2013 and March 31, 2012, we sold non-Agency RMBS of $57,988 and $36,208, realizing net gains of $8,288 and $3,428, respectively. With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at the top of the capital structure.

We have elected the fair value option for RMBS, securitized mortgage loans and securitized debt and, as a result, we record the change in estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt and derivative instruments, all of which are included in our consolidated statement of operations, for the three months ended March 31, 2013 and March 31, 2012:

Table 5	Three Months Ended
	March 31, 2013	March 31, 2012
Realized gain on RMBS	$15,795	$6,769
Unrealized gain/(loss) on RMBS	(33,048)	5,950
Realized loss on derivatives (1)	(4,139)	(749)
Unrealized loss on derivatives	(1,659)	(569)
Unrealized gain on securitized mortgage loans	2,848	—
Unrealized loss on securitized debt	(872)	—

Total	$(21,075)	$11,401

(1)	Realized losses represent the net interest paid or due for Swaps and net termination gain/loss during the period, if any.

At March 31, 2013, we had Swaps with an aggregate notional amount of $2,207,000, a weighted average fixed pay rate of 1.39% and a weighted average term to maturity of 6.2 years. We view our Swaps as an economic hedge on a portion of our borrowings under repurchase agreements. However, since we have not elected to apply hedge accounting for our Swaps, we record the change in estimated fair value related to such agreements in earnings as a component of loss on derivative instruments. Included in realized gain/(loss) on derivative instruments are net Swap payments (including accrued amounts) associated with our Swaps. We recognized net unrealized losses of $920 and $739 through earnings for the first quarter of 2013 related to changes in fair value of our Swaps and Swaptions, respectively. At March 31, 2013, we had gross unrealized losses $25,467 and $952 on Swaps and Swaptions, respectively and unrealized gains of $1,363 on Swaps.

Expenses

General and Administrative Expenses. We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $2,851 and $1,488 for the three months ended March 31, 2013 and March 31, 2012, respectively. The increase in our general and administrative expenses was driven by significant growth in our investments resulting from our investment of newly raised equity capital on a leveraged basis. Costs for our third party accounting administrator and transaction costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity, respectively. Our investments, at amortized cost, increased by $3,490,019 or 2.6x from March 31, 2012 through March 31, 2013.

Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of approximately $2,789 and $797 for the three months ended March 31, 2013 and March 31, 2012, respectively. The increase in the management fee for the three months ended March 31, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the first quarter of 2012. From March 31, 2012 to March 31, 2013, we raised additional net capital of $421,036 from the sale of common stock and $166,572 from the issuance of Preferred Stock, which increased stockholders’ equity and correspondingly our management fee expense.

The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends

We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock; all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from issuance through March 31, 2013:

Table 6

Declaration Date	Record Date	Payment Date	Dividend per Share
March 18, 2013	March 28, 2013	April 30, 2013	$0.5000
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$0.7278

(1) Reflects dividend from September 20, 2012, the date of original issuance of the Preferred Stock through January 31, 2013.

The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 7

Declaration Date	Record Date	Payment Date	Dividend per Share
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75

(1)	Includes a special dividend of $0.35 per share.

Liquidity and Capital Resources

General

To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock and proceeds from our securitization transaction. As part of managing our investment portfolio, we may also generate cash sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.

Our primary sources of cash through March 31, 2013 consisted of borrowings under repurchase agreements, income and payments of principal and interest we receive on our RMBS portfolio and, from time to time, sales of our capital stock. In addition, in February 2013, we engaged in a securitization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction and to which the underlying mortgage loans in connection with the securitization were transferred. Since the underlying trusts are consolidated, we take the view that the securitization is effectively a financing of the securitized mortgage loans sold; resulting in the senior security sold being presented in our consolidated balance sheet as non-recourse securitized debt. (See Note 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) We expect that in the future, subject to market conditions, we may issue other types of debt and/or equity securities, execute additional securitization transactions and utilize resecuritization transactions.

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

Public Offerings of Capital Stock

The following table presents shares we issued through public offerings for the twelve months ended March 31, 2013:

Table 8
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issued	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,417
March 13, 2013	Common	6,800,000	$22.00	$149,129
September 20, 2012	Preferred (1)	6,900,000	$25.00	$166,572
April 20, 2012	Common	13,900,000	$18.00	$249,490

(1)

We may generally not redeem our Preferred Stock, which has a stated dividend rate of 8.00%, until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in articles supplementary designating the Preferred Stock. After September 20, 2017, we may, at our option, redeem the Preferred Stock at a redemption price of $25.00, plus any accrued unpaid distribution through the date of redemption.

We primarily used the cash generated from these public offerings to invest on a leveraged basis in Agency RMBS.

Investing Activity

During the first quarter of 2013, we: (i) invested $1,296,373 in Agency pass-through RMBS at a weighed average purchase price of 107.4% of par value, $6,047 in Agency IOs and $16,907 in Inverse IOs, $45,014 in non-Agency RMBS and $113,038 in securitized mortgage loans; (ii) received prepayments and scheduled amortization of $68,894 for Agency RMBS, $23,415 for non-Agency RMBS, and $997 on our securitized mortgage loans; and (iii) sold Agency RMBS of $531,520, realizing net gains of $7,507 and sold $57,988 of non-Agency RMBS realizing gains of $8,288. During the first quarter of 2012 we: (i) acquired $404,834 of Agency RMBS and $101,147 of non-Agency RMBS (ii) received prepayments and scheduled amortization of $23,611 for Agency RMBS and $8,310 for non-Agency RMBS, respectively; and (iii) sold Agency RMBS of $354,727, realizing net gains of $3,341 and sold $36,208 of non-Agency RMBS realizing gains of $3,428. As of March 31, 2013, we had investment related payables of $5,830 with respect to unsettled purchases of non-Agency RMBS, of which no items were outstanding greater than 30 days.

We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn will increase the cash flow and the value of such securities; the inverse results apply with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. Agency IOs and Agency Inverse IOs comprised a relatively small portion of our assets at March 31, 2013; we held $7,974 and $57,557 in such instruments, respectively. In response to changes in market conditions during the quarter ended March 31, 2013, we sold $2,579 and $3,475 of Agency IO and Agency Inverse IO securities, realizing gains of $153.

The significant increase in our investment activity during the first quarter of 2013 compared to the first quarter of 2012 reflects the substantial growth in our equity and, correspondingly, our assets over the last 18 months. Specifically, our investment activity during the first quarter of 2013 reflects the deployment of $171,546 of newly raised net equity capital, on a levered basis. We may sell RMBS as part of managing and balancing our RMBS portfolios and, as such we can not predict future sales activity or the impact that sales, if any, may have on our future results of operations.

During February 2013, we purchased a pool of 755 residential mortgage loans with an unpaid principal balance of $155,001 and simultaneously completed a securitization transaction collateralized by such loans. As part of the securitization, we sold, through a private placement, an aggregate of $50,375 in principal value non-Agency RMBS at par value, which, in effect, financed a portion of such assets, as discussed below.

Financing Activity

We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At March 31, 2013, we had outstanding repurchase agreement borrowings with 18 counterparties totaling $4,343,341. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of March 31, 2013, we had master repurchase agreements with 23 counterparties and as a matter of routine business have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.

During the first quarter of 2013, we engaged in our first securitization transaction in connection with the purchase of a pool of mortgage loans. The securitization, in effect, allowed us to obtain a combination of long-term financing (securitized debt) and short-term financing (repurchase borrowings) on the mortgage loan pool we purchased. The table below presents certain information about our borrowings for the periods presented:

Table 9

Repurchase Agreements				Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
March 31, 2013 (1)	$3,669,630	$4,343,341	$4,343,341	$28,742	$49,852	$49,852
December 31, 2012	$3,601,907	$3,654,436	$3,654,436	$—	$—	$—
September 30, 2012 (2)	$2,625,055	$3,709,684	$3,709,684	$—	$—	$—
June 30, 2012 (3)	$2,192,868	$2,631,101	$2,631,101	$—	$—	$—
March 31, 2012	$1,099,145	$1,171,177	$1,177,701	$—	$—	$—

(1)

On March 25 and March 13, 2013, we raised net equity of approximately $22,417 and $149,129, respectively, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period. The amount reported under securitized debt reflect the fair value of the debt associated with our initial securitization transaction completed in February 2013.

(2)

On September 20, 2012, we raised net equity of approximately $166,572, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

(3)

On April 20, 2012, we raised net equity of approximately $249,490, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

The following table presents our repurchase borrowings by type of collateral pledged and the fair value of collateral pledged as of the dates presented and the weighted average interest rate and the effective cost of funds for the quarterly periods then ended:

Table 10
Quarterly Period Ended	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)		Weighted Average Interest Rate	Effective Cost of Funds (2)
March 31, 2013
Agency RMBS	$3,896,493	$4,096,389		0.45%	0.96%
Non-Agency RMBS (3)	446,848	639,956		2.15	2.20

Total Repurchase Borrowings	$4,343,341	$4,736,345		0.65%	1.11%

Securitized Debt	$48,980	$114,881	(4)	4.37%	4.37%

Total	$4,392,321	$4,851,226		0.68%	1.14%

December 31, 2012
Agency RMBS	$3,223,577	$3,389,701		0.48%	0.88%
Non-Agency RMBS	430,859	606,649		2.16	2.16

Total	$3,654,436	$3,996,350		0.67%	1.03%

September 30, 2012
Agency RMBS	$3,314,990	$3,491,639		0.44%	0.80%
Non-Agency RMBS	394,694	542,698		2.17	2.17

Total	$3,709,684	$4,034,337		0.65%	0.96%

June 30, 2012
Agency RMBS	$2,376,543	$2,503,509		0.38%	0.73%
Non-Agency RMBS	254,558	343,548		1.94	1.94

Total	$2,631,101	$2,847,057		0.53%	0.84%

March 31, 2012
Agency RMBS	$1,040,848	$$1,094,737		0.36%	0.66%
Non-Agency RMBS	130,329	180,201		1.97	1.97

Total	$1,171,177	$$1,274,938		0.50%	0.77%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS.
(2)

The effective cost of funds for the quarterly periods presented above is calculated on an annualized basis and includes the interest component for Swaps of $4,139, 3,220, $2,075, $1,761 and $749 for the quarterly period presented, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

(3)

The principal balance of repurchase borrowings includes $27,203 of repurchase borrowings collateralized by $45,904 of non-Agency RMBS, which are included in the fair value of collateral pledged, that were acquired in connection with the February 2013 securitization transaction. Such non-Agency RMBS are eliminated from our consolidated balance sheet in consolidation with the VIE. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)

Represents the fair value of the securitized mortgage loans held by the consolidated VIE, which loans in effect collateralize all of the securities issued in connection with the securitization. The senior security, which was sold to a third party is presented on our consolidated balance sheet as securitized debt. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At March 31, 2013, haircuts ranged from a low of 3.0% to a high of 5.3% for our repurchase borrowings secured by Agency RMBS, and a low of 10% to a high of 50% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.

Certain repurchase agreements are subject to financial covenants. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through March 31, 2013. At March 31, 2013, we had RMBS of $4,675,403 and cash of $60,942 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included a non-Agency RMBS with a fair value of $45,904 that was acquired in connection with our securitization transaction and are not included on our balance sheet, as such RMBS was eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as a component of “restricted cash.”

We had approximately $5,830 of unsettled security purchases as of March 31, 2013, which would have increased our total outstanding borrowing balance at such date if such purchases were settled with borrowings under repurchase agreements.

Cash Flows and Liquidity for the Three Months Ended March 31, 2013

Our cash and cash equivalents increased by $21,311 during the three months ended March 31, 2013, primarily reflecting $878,046 provided by financing activities, $19,116 provided by operating activities and $875,851 used for investing activities. We maintain cash and cash equivalents at levels that we believe will enable us to meet margin calls and other obligations as they come due. We held cash of approximately $170,887 at March 31, 2013. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements in this Quarterly report on Form 10-Q.)

During the three months ended March 31, 2013, we utilized proceeds from the issuance of our common stock and cash provided from the sale of RMBS and principal payments on RMBS to purchase $1,408,542 of RMBS on a leveraged basis.

Contractual Obligations and Commitments

The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of March 31, 2013:

Table 11

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$4,343,341	—	—	—	$4,343,341
Interest on repurchase agreements borrowings(1)	3,423	—	—	—	3,423

Total	$4,346,764	—	—	—	$4,346,764

(1)	Interest expense is calculated based on the interest rate in effect at March 31, 2013.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments or, our anticipated dividend on our Preferred Stock. (See Notes 12 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At March 31, 2013, we had securitized debt with a balance of $48,980 (and a fair value of $49,852) with a contractual interest rate of 4.00%. Our securitized debt is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay and, as such the securitized debt is non-recourse to us. As such, we have not included the securitized debt in the table above.

Management Agreement

Pursuant to the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager will use the proceeds from the management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also serve as our officers, will receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.

The initial term of the Management Agreement expires on July 27, 2014 (the third anniversary of the closing of our IPO) and it is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the independent directors of our board of directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends on Our Capital Stock

We have outstanding 6,900,000 shares of Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.00% (paid quarterly, in arrears) based on the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. After September 20, 2017, we may, at our option, redeem the shares at $25.00 per share, plus any accrued unpaid distribution through the date of the redemption.

We intend to make regular quarterly dividend distributions to holders of our capital stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other contractual obligations. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Non-GAAP Financial Measures

We have included in this Form 10-Q disclosures about our “operating earnings,” “operating earnings per common share,” “effective cost of funds,” “effective interest expense,” “effective interest income” and “net effective interest rate spread” which disclosures constitute non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that the non-GAAP financial measures presented, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our operating results. An analysis of any non-GAAP financial measures should be made in conjunction with results presented in accordance with GAAP.

Operating earnings and operating earnings per common share presented exclude, as applicable: (i) realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating Earnings is a non-GAAP financial measure that is used by our Manager to assess the results of our core business, which is to invest in mortgage assets on a levered basis using interest rate hedges to protect us against increases in our borrowing rates.

To determine our effective cost of funds, we adjust interest expense to include the net interest component related to our Swaps. While we have not elected hedge accounting for our Swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates. Therefore, we present the effective cost of funds to reflect interest expense as adjusted to include a portion of the realized loss (i.e., the interest expense component) for our Swaps. We believe that the presentation of effective cost of funds is useful for investors as it presents our borrowing costs as viewed by management. (See Table 4 above for further discussion about our effective cost of funds.)

We believe that the non-GAAP measures we present provide investors and other readers of our annual report on Form 10-K with a useful measure to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gains and losses from investments and interest rate derivatives. In addition, our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 12	Three Months Ended
	March 31, 2013		March 31, 2012
	Reconciliation	Cost of Funds/ Effective Cost of Funds	Reconciliation	Cost of Funds/ Effective Cost of Funds
Interest expense	$6,217	0.68%	$1,361	0.50%
Adjustment:
Net interest paid for Swaps	4,139	0.46%	749	0.27%

Effective Cost of Funds	$10,356	1.14%	$2,110	0.77%

Weighted average balance of borrowings	$3,698,371		$1,099,145

Table 13	Three Months Ended
	March 31, 2013		March 31, 2012
	Reconciliation	Yield/ Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/ Effective Cost of Funds/Spread
Interest Income	$38,247	3.62	$12,363	3.60%
Effective Cost of Funds (1)	10,356	1.14%	$2,110	0.77%

Effective Net Interest Rate Spread	27,891	2.48%	10,253	2.83%

Weighted average balance of interest earning assets	$4,220,916		$1,359,809

(1)	As reconciled in Table 12, above.

The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 14
	Three Months Ended
	March 31, 2013	March 31, 2012
Net income allocable to common stockholders	$1,756	$20,034
Adjustments: to arrive at operating earnings:
Realized gain on sale of RMBS, net	(15,795)	(6,769)
Unrealized (gain)/loss on RMBS, net	33,048	(5,950)
Unrealized loss on derivatives, net	1,659	569
Unrealized gain on securitized mortgage loans, net	(2,848)
Unrealized loss on securitized debt, net	872
Non-cash stock-based compensation expense	399	78

Total adjustments to arrive at operating earnings	17,335	(12,072)

Operating earnings	$19,091	$7,962

Basic and diluted operating earnings per common share	$0.74	$0.78

Basic and diluted weighted average common shares outstanding	25,686,304	10,273,125

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to non-Agency RMBS and securitized mortgage loans and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased our non-Agency RMBS at a discount to par value, which we believe further mitigates our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. With respect to our securitized mortgage loans, we retain the risk of potential credit. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.

Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.

The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at March 31, 2013. Information presented with respect to weighted average loan to value, weighted average FICO (or, Fair Isaac Corporation) score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 15

	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of Loans	71	659	15	6	2	753
Current Unpaid Principal Balance	$14,801	$135,001	$2,869	$1,191	$142	$154,004

Loan Attributes:
Weighted Average Loan Age	60	69	75	92	104	68
Weighted Average Original Loan-to-Value	74.66%	79.79%	81.72%	80.55%	100.00%	79.36%
Weighted Average Original FICO	599	630	623	610	668	627
Net Weighted Average Coupon Rate	7.00%	5.76%	5.66%	5.15%	6.62%	5.88%

Current Performance:
Current	88.96%	84.66%	87.35%	52.71%	100.00%	84.89%
30 Day Delinquent	9.84%	12.63%	12.65%	47.29%	0.00%	12.62%
60 Days Delinquent	0.62%	2.13%	0.00%	0.00%	0.00%	1.92%
90+ Days Delinquent	0.59%	0.58%	0.00%	0.00%	0.00%	0.57%
Bankruptcy/Foreclosure	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at March 31, 2013. Information presented with respect to weighted average loan to value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 16

Year of Securitization (1)	2007	2006	2005	2004	2003 and Prior	Total
Portfolio Characteristics:
Number of Securities	10	28	31	36	18	123
Carrying Value/Estimated Fair Value	$72,318	$158,984	$139,792	$167,361	$57,383	$595,838
Amortized Cost	$61,518	$140,045	$119,996	$156,687	$50,533	$528,779
Current Par Value	$96,805	$233,637	$181,941	$191,645	$64,748	$768,776
Carrying Value to Current Par	74.70%	68.05%	76.83%	87.33%	88.62%	77.50%
Amortized Cost to Current Par	63.55%	59.94%	65.95%	81.76%	78.05%	68.78%
Net Weighted Average Security Coupon	1.65%	0.79%	1.00%	1.41%	1.94%	1.23%

Loan Attributes:
Weighted Average Loan Age (months)	72	83	94	106	124	95
Weighted Average Original Loan-to-Value	78.92%	79.38%	79.85%	79.37%	81.49%	79.64%
Weighted Average Original FICO	677	645	644	621	611	639

Current Performance:
60+ Day Delinquencies	35.33%	39.07%	35.39%	31.09%	23.94%	34.05%
Average Credit Enhancement (2)	14.03%	18.77%	35.82%	37.44%	28.94%	28.42%
3 Month CRR (3)	3.39%	2.15%	2.25%	3.77%	2.65%	2.83%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.
(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.
(3)	Information is based on loans for individual groups owned by us. Amounts presented reflect the weighted average monthly performance for the three months ended March 31, 2013.

The mortgages underlying our non-Agency RMBS are located in various states across the United States. The following table presents the five largest states represented in the mortgages collateralizing our non-Agency RMBS at March 31, 2013 based on fair value:

Table 17

Property Location	Percent (1)
California	24.8%
Florida	9.2
New York	9.0
Texas	6.0
New Jersey	3.5
Other(2)	47.5

Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.
(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.4% of the total.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies, domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset specific funding arrangements. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings. We also may utilize a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.

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

Our RMBS are carried at their estimated fair value with unrealized gains and losses included in earnings. The fair value of RMBS can generally expect to fluctuate primarily due to changes in interest rates, and with respect to our non-Agency RMBS credit changes, and other factors. Generally, in a rising interest rate environment, the estimated fair value of our RMBS portfolio, on a net basis, would generally be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would generally be expected to increase.

Our securitized mortgage loans are carried at their estimated fair value with unrealized gains and losses included in earnings. Such assets, which are credit sensitive, are comprised of both ARM and fixed-rate mortgage loans. As a result, changes in the fair value of our securitized mortgage loans are expected to be impacted by delinquencies, changes in housing prices, jobless rates and other factors to a greater extent than by changes in interest rates.

Our pass-through Agency RMBS, which comprise the substantial majority of our investment portfolio, are fixed-income securities. In general, as market interest rates increase the market prices for fixed-income securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-income securities generally increase. Duration measures the sensitivity of the price of fixed-income securities to a change in interest rates and is expressed as a number of years. We monitor the duration of our Agency RMBS and derivatives, including Swaps using empirical data as well as third party models. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio. The value of our non-Agency RMBS and securitized mortgage loans, which may be backed by Hybrid, ARM and fixed rate mortgage loans, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.

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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate derivatives, and net interest income at March 31, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Table 18

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+1.00%	(5.67%)	(0.73%)
+0.50%	(1.95%)	(0.25%)
(0.50)%	0.54%	(0.44%)
(1.00)%	(5.65%)	(0.68%)

Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2013. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.

Prepayment Risk

The value of our assets may be affected by prepayment speeds on mortgage loans underlying such investments. If we acquire residential mortgage loans and mortgage related securities, we anticipate that the residential mortgage loans or the underlying residential mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their residential mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their residential mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated.

Counterparty Risk

We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of March 31, 2013, see Note 8 to the consolidated financial statements included under Item in this Quarterly Report on Form 10-Q.

We enter into Swaps and Swaptions to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement in connection with Swaps. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps per counterparty. In the event that a Swap counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged by us exceeds the unrealized loss on the associated Swaps to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap or could lose the amount by which the Swaption is in-the-money.

During the past several years, certain of our repurchase agreement and Swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefitted from accommodative monetary policy of Central Banks.

The following table summarizes our exposure to our repurchase agreement, Swap and Swaption counterparties at March 31, 2013:

Table 19

	Number of Counter- parties	Repurchase Agreement Borrowings	Swaps and Swaptions Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	8	$2,251,540	$(15,174)	$220,348	4.1%
Canada (2)	2	324,123	—	66,746	1.3

	10	2,575,663	(15,174)	287,094	5.4

Europe: (2)
Germany	1	$195,700	$—	$12,098	0.2%
Switzerland	1	231,367	—	35,213	0.7
United Kingdom	2	406,985	(6,064)	31,188	0.6
Netherlands	1	237,306	—	14,561	0.3

	5	1,071,358	(6,064)	93,060	1.8%

Asia: (2)
Japan	3	696,320	(1,225)	37,524	0.7%

Total Counterparty Exposure	18	$4,343,341	$(22,463)	$417,678	7.9%

(1)

Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings and associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged and the fair value of our Swaptions.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors impact our performance far more than inflation. Our financial statements are prepared in accordance with GAAP and dividends are based upon net ordinary income as calculated for tax purposes; in each case, our results of operations and reported assets, liabilities and equity are measured with reference to historical cost or fair value without considering inflation.

ITEM 4.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2013, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the period ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors

For Risk Factors, see our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

3.2	Articles Supplementary designating Apollo Residential Mortgage, Inc.’s 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-A (File No.: 001-35246), filed on September 19, 2012.

3.3	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-8 (Registration No. 333- 175824).

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980)

4.2	Specimen Preferred Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the period ended September 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	These interactive data files are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and are not deemed filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

May 7, 2013

	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)