Form 10-Q
period 2013-06-30
Apollo Residential Mortgage, Inc.
filed 2013-08-08
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-35246
____________________________________________________
Apollo Residential Mortgage, Inc.
(Exact name of Registrant as specified in its charter)
____________________________________________________

Maryland	45-0679215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
Apollo Residential Mortgage, Inc.
c/o Apollo Global Management, LLC
9 West 57th Street, 43rd Floor
New York, New York 10019
(Address of Registrant’s principal executive offices)
(212) 515–3200
(Registrant’s telephone number, including area code)
  ____________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 4, 2013, there were 32,037,408 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash	$195,699	$149,576
Restricted cash	205,854	93,641
Residential mortgage-backed securities, at fair value ($3,102,135 and $3,940,913 pledged as collateral, respectively)	3,303,080	4,231,291
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	110,278	—
Investment related receivables ($977,726 and $0 pledged as collateral, respectively)	986,157	—
Interest receivable	13,117	11,341
Deferred financing costs, net	983	346
Derivative instruments, at fair value	68,906	750
Other assets	686	976
Total Assets	$4,884,760	$4,487,921

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,945,097	$3,654,436
Non-recourse securitized debt, at fair value	47,338	—
Investment related payables	14,316	50,032
Obligation to return cash held as collateral	66,571	—
Accrued interest payable	7,157	6,774
Derivative instruments, at fair value	3,673	23,184
Payable to related party	3,177	4,295
Dividends payable	26,261	30,675
Accounts payable and accrued expenses	1,694	1,742
Total Liabilities	$4,115,284	$3,771,138

Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,035,845 and 24,205,972 shares issued and outstanding, respectively	320	242
Additional paid-in capital	791,412	619,399
Retained earnings/(accumulated deficit)	(22,325)	97,073
Total Stockholders’ Equity	$769,476	$716,783
Total Liabilities and Stockholders’ Equity	$4,884,760	$4,487,921

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income – residential mortgage-backed securities	$39,032	$21,990	$75,946	$34,353
Interest income – securitized mortgage loans	2,297	—	3,630	—
Interest Income	41,329	21,990	79,576	34,353
Interest expense – repurchase agreements	(6,729)	(2,871)	(12,636)	(4,232)
Interest expense – securitized debt	(508)	—	(818)	—
Interest Expense	(7,237)	(2,871)	(13,454)	(4,232)

Net Interest Income	34,092	19,119	66,122	30,121

Other Income/(Loss):
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(47,508)	11,614	(31,713)	18,383
Unrealized gain/(loss) on residential mortgage-backed securities, net	(134,822)	14,598	(167,870)	20,548
Unrealized gain on securitized debt	887	—	15	—
Unrealized (loss) on securitized mortgage loans	(3,473)	—	(625)	—
Gain/(loss) on derivative instruments, net (includes $79,778, ($13,792), $78,119 and ($14,362) of unrealized gains/(losses), respectively)	83,369	(15,515)	77,571	(16,833)
Other, net	43	7	68	9
Other Income/(Loss), net	(101,504)	10,704	(122,554)	22,107

Operating Expenses:
General and administrative (includes $146, $90, $545 and $168 of non-cash stock based compensation, respectively)	(2,434)	(1,865)	(5,285)	(3,353)
Management fee – related party	(2,921)	(1,558)	(5,710)	(2,355)
Total Operating Expenses	(5,355)	(3,423)	(10,995)	(5,708)

Net Income/(Loss)	$(72,767)	$26,400	$(67,427)	$46,520
Preferred Stock Dividends Declared	(3,450)	—	(6,900)	—
Net Income/(Loss) Allocable to Common Stock and Participating Securities	(76,217)	26,400	(74,327)	46,520
Earnings/(Loss) per Common Share – Basic and Diluted	$(2.39)	$1.24	$(2.59)	$2.94

Dividends Declared per Share of Common Stock	$0.70	$0.75	$1.40	$1.50

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Retained Earnings/(Accumulated Deficit)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783
Issuance of common stock, net of expenses	—	—	7,820,000	78	171,468	—	171,546
Grant of restricted common stock to independent directors	—	—	6,748	—	—	—	—
Issuance of vested stock	—	—	3,125	—	—	—	—
Equity based compensation expense	—	—	—	—	545	—	545
Net (loss)	—	—	—	—	—	(67,427)	(67,427)
Dividends on preferred stock	—	—	—	—	—	(6,900)	(6,900)
Dividends on common stock	—	—	—	—	—	(45,071)	(45,071)
Balance at June 30, 2013	6,900,000	$69	32,035,845	$320	$791,412	$(22,325)	$769,476

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income/(loss)	$(67,427)	$46,520
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Premium amortization/(discount accretion), net	6,627	400
Amortization of deferred financing costs	199	105
Equity based compensation expense	545	168
Unrealized (gain)/loss on mortgage-backed securities, net	167,870	(20,548)
Unrealized loss on securitized mortgage loans	625	—
Unrealized (gain)/loss on derivative instruments, net	(78,119)	14,362
Unrealized (gain) on securitized debt	(15)	—
Realized gains on sales of mortgage-backed securities	(35,572)	(18,478)
Realized losses on sales of mortgage-backed securities	67,285	95
Realized gain on derivative instruments	(10,028)	—
Changes in operating assets and liabilities:
Increase in accrued interest receivable, less purchased interest	(1,970)	(5,003)
Decrease/(increase) in other assets	117	262
Increase in accrued interest payable	383	1,584
Increase in accounts payable and accrued expenses	162	448
Decrease/(increase) in payable to related party	(884)	1,010
Net cash provided by operating activities	$49,798	$20,925
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(2,328,588)	$(2,770,574)
Proceeds from sales of mortgage-backed securities	1,830,267	920,957
Purchases of mortgage loans, simultaneously securitized	(113,038)	—
Decrease/(increase) in restricted cash related to investing activities	32,787	(19,074)
Increase in collateral held related to investing activities	66,571	—
Principal payments received on mortgage-backed securities	205,373	78,879
Principal payments on securitized mortgage loans	2,051	—
Proceeds from sale of derivative instruments	4,312	—
Purchase of interest rate swaptions	(10,512)	—
Other, net	33	—
Net cash used in investing activities	$(310,744)	$(1,789,812)
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$12,264,466	$5,922,581
Repayments of repurchase agreement borrowings	(11,973,805)	(4,326,460)
Increase in restricted cash related to financing activities	(145,000)	(8,985)
Proceeds from issuance of securitized debt	50,375	—
Principal payments on securitized debt	(3,022)	—
Payments made for securitization/deferred financing costs	(777)	(61)
Dividends paid on preferred stock	(8,472)	—
Dividends paid on common stock	(47,911)	(10,787)
Proceeds from issuance of common stock	172,040	250,200
Payment of costs to issue equity	(825)	(377)
Net cash provided by financing activities	$307,069	$1,826,111
Net increase in cash	46,123	57,224
Cash at beginning of period	149,576	44,407
Cash at end of period	$195,699	$101,631
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$13,666	$3,378
Supplemental disclosure of non-cash investing/financing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$963,603	$(10,151)
Due from broker	$1,558	$545
Dividends and dividend equivalent rights declared, not yet paid	$26,261	$18,176
Equity offering costs payable	$96	$476
Deferred financing costs not yet paid	$56	$77
Derivative termination fee receivable, unsettled trades	$6,680	$—

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)
References to “we”, “us”, “our”, “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by the Agencies while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Agency IOs” and “Agency Inverse IOs,” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; and “TBA Shorts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a foward basis.
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
We invest on a leveraged basis in residential mortgage and mortgage-related assets in the United States. Through June 30, 2013, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and securitized mortgage loans. Over time, we may invest in a broader range of other residential mortgage and mortgage related assets.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission (or, the SEC) on March 7, 2013. Our results of operations for the quarterly period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate as one business segment.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At June 30, 2013 and December 31, 2012, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker domiciled in the United States, substantially all of which was in excess of applicable insurance limits.
(c) Obligation to Return Cash held as Collateral
From time to time, we may hold cash pledged as collateral to us by certain of our derivative counterparties as a result of margin calls made by us. Cash pledged to us is unrestricted in use and, accordingly, is included as a component of cash on our consolidated balance sheets. In addition, a corresponding liability is reported as an obligation to return cash held as collateral.
(d) Restricted Cash
Restricted cash represents cash held by our counterparties as collateral against our interest rate swaps (or, Swaps), repurchase agreement borrowings and TBA Shorts. Restricted cash is not available for general corporate purposes but borrowings may be applied against amounts due to counterparties under our Swaps and repurchase agreement borrowings, or returned to us when our collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.
(e) Residential Mortgage-Backed Securities and Securitized Mortgage Loans
Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency Inverse IO securities representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non performing mortgage loans that we purchased at a discount to principal balance.
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
We believe that our election of the fair value option for our RMBS, securitized mortgage loans, TBA Contracts and securitized debt improves financial reporting, as such treatment is consistent with how we present changes in the fair value of our Swaps and interest rate swaptions (or, Swaptions) (or, collectively “interest rate derivatives”) through earnings.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

We estimate the fair value of our securitized mortgage loans based upon an estimated price that would be received for the mortgage loans if sold into a securitization, which was considered to be the most advantageous market for such assets for the period presented. To value our securitized mortgage loans, we estimate the cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates and certain unobservable inputs, such as estimated future prepayment speeds, default rates and loss severities, which inputs are significant in arriving at the estimate of cash flows. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III fair values.
Impairments
RMBS: We have elected the fair value option for our RMBS. As such, all changes in the market value of our RMBS are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Note 4.)
Securitized Mortgage Loans: We have elected the fair value option for our securitized mortgage loans. As such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including other-than-temporary impairments, if any. On at least a quarterly basis, we evaluate the collectability of both interest and principal, to determine whether loans presented as securitized mortgage loans are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at the time of acquisition plus all additional cash flows expected to be collected arising from changes in assumptions subsequent to acquisition. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when it becomes doubtful that income and the amortized cost basis of the loan becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. (See Note 5.)
(f) Interest Income Recognition
RMBS
Interest income on Agency pass-through RMBS is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield we estimate prepayments for each security. If prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized applying the retrospective method. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income.
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
Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment speeds, the timing and amount of credit

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income, and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
Securitized Mortgage Loans
Interest income on securitized mortgage loans is recognized based on the effective interest method, whereby we accrete the portion of purchase discount that is not considered to be credit discount into income over the life of the related loan. The effective yield on securitized mortgage loans is based on projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment speeds, the timing and amount of expected credit losses, and other factors. On at least a quarterly basis, our Manager reviews and, if appropriate, makes adjustments to cash flow projections based on input and analysis received from external sources, internal models, and our Manager’s judgment about interest rates, prepayment speeds, home prices, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such loans and/or the recognition of an OTTI.
(g) Variable Interest Entities
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
In February 2013, we purchased a pool of residential mortgage loans and simultaneously completed a securitization transaction collateralized by such mortgage loans. In determining the accounting treatment to be applied to our February 2013 securitization transaction, we evaluated whether the trust used to facilitate the transaction was a VIE and, if so, whether it should be consolidated. Based on our evaluation, we concluded that the trust was a VIE which should be consolidated by us.
Prior to the completion of our initial securitization transaction in February 2013, we had not transferred assets to any VIE and other than acquiring the RMBS issued by such entities. (See Note 13.)
(h) Deferred Financing Costs
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

(i) Earnings Per Share
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
(j) Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions, and TBA Contracts, as part of our interest rate risk management. We view our interest rate derivatives as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
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
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS, by a specified issuer and for a specified face amount, coupon and stated maturity, at a predetermined price on the date stated in the contract. The particular Agency RMBS (i.e., Committee on Uniform Securities Identification Procedures, or CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which exception is provided if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts are recognized in the consolidated statements of operations in the line item “gain/(loss) on derivative instruments, net.”
(k) Repurchase Agreements
RMBS financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. With the exception of securities obtained in connection with our securitization which are eliminated in consolidation, through June 30, 2013, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.
(l) Share-based Payments
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
(m) Income Taxes
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
We have elected to treat one subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and are subject to federal and state income tax at regular corporate tax rates. The TRS, which is a wholly owned subsidiary, was established in connection with its loan pool purchase and securitization transaction as discussed in Notes 5 and 13.
(n) Recent Accounting Pronouncements
Accounting Standards Adopted by us During the Six Months Ended June 30, 2013
In December 2011, the Financial Accounting Standards Board (or, FASB) issued guidance regarding disclosures about the offsetting of assets and liabilities. Under the guidance, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This disclosure is intended to support further the convergence of U.S. GAAP and International Financial Reporting Standards requirements. The guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.
In January 2013, the FASB issued additional guidance, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of the update is to limit the scope of the new balance sheet and offsetting disclosure requirements of the FASB’s previously issued guidance to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amendments of the clarifying guidance should be applied for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.
Our adoption of the above guidance beginning on January 1, 2013 did not have a material impact on our consolidated financial statements; however, it resulted in certain additional disclosures. (See Note 9.)
Accounting Standards Issued but Not Yet Adopted
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013 and earlier application is prohibited. The ASU prohibits REITs from qualifying for investment company accounting under ASC 946; as such, we have determined that we will not meet the definition of an investment company under this ASU when adopted.
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
We have controls over our valuation processes that are intended to ensure that the valuations for our financial instruments are fairly presented in accordance with GAAP on a consistent basis. Our Manager and our Chief Executive Officer oversee our valuation process, which is carried out by our Manager. Our audit committee has final oversight for the valuation process for all of our financial instruments and, on a quarterly basis, reviews and provides final approval for such process.
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
Agency, non-Agency RMBS, TBA Contracts, and Securitized Debt
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, and securitized debt, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment speeds and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. We consider our Agency RMBS as Level II valuations and non-Agency RMBS and securitized debt as Level III valuations, given their relative price transparency in the market place. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS and TBA Contracts, prices obtained from brokers and pricings services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS and TBA Contracts as Level II valuations.

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
Securitized Mortgage Loans
The fair value of our securitized mortgage loans at June 30, 2013 is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III.
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
Fair Value Accounting Elections
The following tables present our financial instruments carried at estimated fair value as of June 30, 2013 and December 31, 2012 on our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at June 30, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,552,056	$751,024	$3,303,080
Securitized mortgage loans	—	—	110,278	110,278
TBA Shorts	—	100	—	100
Swaps/Swaptions		68,806	—	68,806
Total	$—	$2,620,962	$861,302	$3,482,264
Liabilities:
Swaps	$—	$2,750	$—	$2,750
Non-recourse securitized debt	—	—	47,338	47,338
TBA Shorts	—	923	—	923
Total	$—	$3,673	$47,338	$51,011

	Estimated Fair Value at December 31, 2012
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,626,094	$605,197	$4,231,291
Swaption	—	750	—	750
Total	$—	$3,626,844	$605,197	$4,232,041
Liabilities:
Swaps	$—	$23,184	$—	$23,184
Total	$—	$23,184	$—	$23,184

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Our non-Agency RMBS, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value. The following table presents a summary of changes in the carrying value of our non-Agency RMBS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$595,838	$178,969	$605,197	$112,346
Purchases	186,464	199,984	231,478	301,131
Sales	(7,575)	(1,850)	(65,563)	(38,058)
Principal repayments	(25,194)	(14,560)	(48,609)	(22,870)
Total net gains/(losses) included in net income:
Realized gains/(losses), net	1,442	2,702	9,730	3,532
Unrealized gains/(losses), net (1)	(8,035)	(4,343)	2,915	1,374
Discount accretion	8,084	6,923	15,876	10,370
Ending balance	$751,024	$367,825	$751,024	$367,825

(1)
Includes unrealized losses of $1,531 and $2,755 and $1,227 and $1,596 that have been classified as other-than-temporary impairments for the six months and three months ended June 30, 2013 and June 30, 2012, respectively.

The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$114,881	$—
Purchases	—	113,038
Principal repayments	(1,054)	(2,051)
Unrealized gain/(loss)	(3,473)	(625)
Discount adjustment	(76)	(84)
Ending balance	$110,278	$110,278
The following table presents the key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at June 30, 2013:

Assumption	Weighted Average	Range
Default rate	5.50%	—%	to	10.95%
Loss severity	48.83%	—%	to	64.50%
Voluntary prepayments	1.50%	—%	to	1.84%
Discount rate	9.25%	3.90%	to	15.00%
The following table presents a summary of the changes in the carrying value of our securitized debt for the periods presented:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning balance	$49,852	$—
Debt issued during the period	—	50,375
Principal paid	(1,627)	(3,022)
Unrealized gain/(loss) during the period	(887)	(15)
Ending balance	$47,338	$47,338

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	986,157	986,157	—	—
Financial liabilities:
Repurchase agreements	3,945,097	3,945,395	3,654,436	3,654,475
Investment related payable (1)	14,316	14,316	50,032	50,032

(1)	Carrying value approximates fair value due to the short-term nature of the item.
To determine the estimated fair value of our borrowings under repurchase agreements, the remaining contractual cash flows from such borrowings are discounted at interest rates that are reflective of interest rates in the market place for repurchase borrowings at the valuation date. Such rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 42 days and 20 days at June 30, 2013 and December 31, 2012, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities
The following tables present certain information about our RMBS portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$793,628	$52,947	$846,575	$805,988	$—	$(40,587)	3.50%	2.55%
4.0% Coupon	1,551,118	137,307	1,688,425	1,620,521	—	(67,904)	4.00%	2.60%
4.5% Coupon	46,239	3,609	49,848	49,419	—	(429)	4.50%	3.08%
	2,390,985	193,863	2,584,848	2,475,928	—	(108,920)	3.84%	2.59%
Agency IOs (4)	—	—	27,797	30,184	2,387	—	3.92%	8.99%
Agency Inverse IOs (4)	—	—	52,101	45,944	—	(6,157)	6.41%	15.35%
Total Agency	2,390,985	193,863	2,664,746	2,552,056	2,387	(115,077)	4.09%	2.91%
Non-Agency RMBS	946,294	(255,520)	690,774	751,024	66,476	(6,226)	1.29%	7.27%
Total RMBS	$3,337,279	$(61,657)	$3,355,520	$3,303,080	$68,863	$(121,303)	3.39%	3.81%

	December 31, 2012
	Principal Balance	Unamortized Premium (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$1,228,402	$78,623	$1,307,025	$1,318,375	$11,396	$(46)	3.50%	2.40%
4.0% Coupon	1,406,138	113,864	1,520,002	1,543,258	23,860	(604)	4.00%	2.62%
4.5% & 5.0% Coupons	271,764	17,016	288,780	302,156	13,376	—	4.53%	3.08%
	2,906,304	209,503	3,115,807	3,163,789	48,632	(650)	3.84%	2.53%
Agency RMBS - 15-20 Year Mortgages:
3.0% Coupon	159,605	7,181	166,786	169,172	2,386	—	3.00%	1.98%
3.5% Coupon	221,949	12,883	234,832	239,207	4,375	—	3.50%	2.30%
	381,554	20,064	401,618	408,379	6,761	—	3.29%	2.17%
Agency IOs (4)	—	—	5,709	5,880	226	(56)	3.84%	3.39%
Agency Inverse IOs (4)	—	—	48,287	48,046	312	(552)	6.33%	14.43%
Total Agency	3,287,858	229,567	3,571,421	3,626,094	55,931	(1,258)	3.96%	2.69%
Non-Agency RMBS	817,250	(267,857)	549,393	605,197	56,260	(456)	1.19%	7.86%
Total RMBS	$4,105,108	$(38,290)	$4,120,814	$4,231,291	$112,191	$(1,714)	3.45%	3.38%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $14,313 and $49,965 at June 30, 2013 and December 31, 2012, respectively, and estimated fair value of $14,268 and $50,043, respectively at such dates.

(1)
A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. At June 30, 2013, our non-Agency RMBS had gross discounts of $256,222, which included credit discounts of $106,286 and OTTI of $4,858. At December 31, 2012, our non-Agency RMBS had gross discounts of $267,857 which included credit discounts of $119,276 and OTTI of $3,750.

(2)
Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $2,015 and $1,784 for the three months ended June 30, 2013 and 2012, respectively, and $4,952 and $2,755 for the six months ended June 30, 2013 and 2012, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At June 30, 2013 and December 31, 2012, our Agency IOs had a notional balance of $180,220 and $47,182, respectively and our Agency Inverse IOs had a notional balance of $270,110 and $257,187, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents information about our RMBS that were in an unrealized loss position at June 30, 2013:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$2,475,928	$(108,920)	66	$—	$—	—
Agency IOs	—	—	—	—	—	—
Agency Inverse IOs	37,825	(6,157)	23	—	—	—
Total Agency RMBS	2,513,753	(115,077)	89	—	—	—
Non-Agency RMBS	202,432	(6,041)	58	3,718	(185)	1
Total RMBS	$2,716,185	$(121,118)	147	$3,718	$(185)	1
The following table presents components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Agency RMBS	$41,887	$(13,499)	$28,388	$77,691	$(22,450)	$55,241
Non-Agency RMBS	2,560	8,084	10,644	4,829	15,876	20,705
Total	$44,447	$(5,415)	$39,032	$82,520	$(6,574)	$75,946

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Agency RMBS	$21,559	$(7,543)	$14,016	$33,149	$(10,770)	$22,379
Non-Agency RMBS	1,051	6,923	7,974	1,604	10,370	11,974
Total	$22,610	$(620)	$21,990	$34,753	$(400)	$34,353

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present components of net realized gains/(losses), and the change in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Agency Pass-throughs	$(49,204)	$(122,074)	$(41,850)	$(163,663)
Agency IOs	—	2,302	60	2,161
Agency Inverse IOs	254	(7,014)	347	(9,283)
Non-Agency RMBS	1,442	(8,036)	9,730	2,915
Total	$(47,508)	$(134,822)	$(31,713)	$(167,870)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Realized Gains	Unrealized Gains/(Losses)
Agency Pass-throughs	$11,324	$17,212	$14,537	$19,152
Agency IOs	209	(1,391)	192	(404)
Agency Inverse IOs	(23)	579	122	483
Non-Agency RMBS	104	(1,802)	3,532	1,317
Total	$11,614	$14,598	$18,383	$20,548
The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Six Months Ended June 30, 2013
	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(123,026)	$(144,831)
Accretion of discount	—	15,876
Realized credit losses	1,809	—
Purchases	(13,195)	(27,137)
Sales and other	24,480	11,333
OTTI recognized in earnings	(1,531)	—
Transfers/release of credit reserve	319	(319)
Balance at end of period	$(111,144)	$(145,078)

Note 5 – Securitized Mortgage Loans
Securitized mortgage loans are carried at estimated fair value. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts. In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038; prior to February 2013, we did not have any securitized mortgage loans. Our securitized mortgage loan pool at June 30, 2013 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. We appointed the servicer who is responsible for servicing our securitized mortgage loans, which servicer may, overtime, modify certain provisions of the loans in order to mitigate losses. At the time of purchase through June 30, 2013, substantially all of the purchase discount associated with our securitized mortgage loans was considered to be credit related. At June 30, 2013, the amortized cost of our securitized mortgage loans was $110,903. (See Note 13.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of securitized loans held for investment for the periods presented:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance beginning of period	$114,881	$—
Purchases during the period	—	113,038
Principal repayments	(1,054)	(2,051)
Purchase and discount adjustments, net	(76)	(84)
Unrealized loss during the period	(3,473)	(625)
Balance at end of period	$110,278	$110,278
The following table presents the five largest states represented in our securitized mortgage loans at June 30, 2013 based on principal balance:

Property Location	Concentration	Principal Balance
California	20.9%	$31,952
Florida	13.7	20,883
Maryland	12.0	18,384
Texas	7.7	11,775
New Jersey	7.3	11,159
Other	38.4	58,797
Total	100.0%	$152,950
Note 6 – Receivables
Interest Receivable
The following table presents our interest receivable by investment category at June 30, 2013 and December 31, 2012:

Asset	June 30, 2013	December 31, 2012
Agency RMBS:
Fannie Mae	$7,447	$7,082
Freddie Mac	4,210	3,755
Ginnie Mae	63	108
Non-Agency RMBS	644	396
Total RMBS interest receivable	12,364	11,341
Securitized mortgage loans	753	—
Total interest receivable	$13,117	$11,341
Investment Related Receivables
The following table presents the components of our investment related receivables at June 30, 2013:

June 30, 2013
Total Receivable
Unsettled sales of Agency RMBS	$977,919
Unsettled terminations of Swaps	6,680
Principal payments due from broker for non-Agency RMBS	1,558
Total investment related receivables	$986,157
We had no investment related receivables at December 31, 2012.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 7 – Borrowings Under Repurchase Agreements
As of June 30, 2013, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $3,945,097 with 19 counterparties. At June 30, 2013 and December 31, 2012, we had approximately $203 and $346, respectively, of deferred financing costs associated with repurchase borrowings, which amounts are included on our balance sheet as a component of deferred financing costs, net.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms ranging from one to six months, but in some cases have initial terms that are longer or shorter. The following table presents certain characteristics of our repurchase agreements at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
RMBS Financed	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$3,367,445	0.42%	25	$3,223,577	0.47%	15
Non-Agency RMBS	550,752	2.05	146	430,859	2.06	58
Repo – Securitization (1)	26,900	2.05	72	—	—	0
Total	$3,945,097	0.66%	42	$3,654,436	0.65%	20

(1)
Repo – Securitization reflects the balance of repurchase agreement borrowings that is collateralized by a non-Agency RMBS that we retained in connection with our securitization transaction. While the RMBS that we retained in connection with our securitization transaction do not appear on our balance sheet, as they are eliminated in consolidation with the securitization trust, we legally own such securities and therefore are legally permitted to pledge such securities as collateral.

The following table presents repricing information about our borrowings under repurchase agreements, which does not reflect the impact of our interest rate derivatives, at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,812,163	0.59%	$3,461,595	0.60%
> 30 days to 60 days	689,382	0.59	110,670	1.30
> 60 days to 90 days	146,192	1.37	28,197	2.12
> 90 days to 120 days	238,276	0.75	29,602	2.07
> 120 days to 360 days	43,496	2.27	24,372	2.08
> 360 days	$15,588	2.25	$—	—
Total	$3,945,097	0.66%	$3,654,436	0.65%
The following table presents the contractual maturity of our repurchase agreements at June 30, 2013, which does not reflect the impact of our interest rate derivatives:

Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate
Within 30 days	$2,716,079	0.53%
> 30 days to 60 days	689,382	0.59
> 60 days to 90 days	146,192	1.37
> 90 days to 120 days	238,276	0.75
> 120 days to 360 days	43,496	2.27
> 360 days	111,672	2.42
Total	$3,945,097	0.66%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 8 – Collateral Positions
The following table presents the fair value of our collateral positions, which includes collateral pledged and collateral held, with respect to our borrowings under repurchase agreements, derivatives, and clearing margin account for the periods presented:

	June 30, 2013		December 31, 2012
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$609	$66,571	$33,395	$—
	609	66,571	33,395	—
Repurchase agreement borrowings:
Agency RMBS	3,339,925	—	3,335,472	—
Non-Agency RMBS (2)	780,578	—	600,632	—
Restricted cash	205,245	—	60,246	—
	4,325,748	—	3,996,350	—
Clearing margin:
Agency RMBS	4,192	—	4,809	—
Total	$4,330,549	$66,571	$4,034,554	$—

(1)	Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheet.

(2)	Includes $44,834 of non-Agency RMBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2013 that is eliminated from our consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present information about our collateral pledged, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$3,339,925	$3,443,397	$10,802	$3,350,727
Non-Agency RMBS	735,744	675,459	635	736,379
Non-Agency RMBS acquired through securitization transaction (2)	44,834	45,495	231	45,065
Cash (3)	205,245	—	—	205,245
Total	$4,325,748	4,164,351	11,668	4,337,416
Cash pledged for derivatives (3)	609	—	—	609
Agency RMBS pledged for clearing margin	4,192	4,390	12	4,204
Total	$4,330,549	$4,168,741	$11,680	$4,342,229

	December 31, 2012
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,335,472	$3,283,264	$9,658	$3,345,130
Non-Agency RMBS	600,632	544,975	393	601,025
Cash (3)	60,246	—	—	60,246
Total	$3,996,350	$3,828,239	$10,051	$4,006,401
Cash pledged for derivatives (3)	33,395	—	—	33,395
Agency RMBS pledged for clearing margin	4,809	4,780	13	4,822
Total	$4,034,554	$3,833,019	$10,064	$4,044,618

(1)	Includes Agency RMBS of $977,726 that were sold but unsettled at June 30, 2013.

(2)
Reflects a non-Agency RMBS that was acquired in connection with our securitization transaction. This security, which we may pledge as collateral, is eliminated from our balance sheet in consolidation with the VIE.

(3)	Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheets.
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If we were to cause an event of default or trigger an early termination event pursuant to one of our Swaps, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps with us and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps would be immediately payable by us. Through June 30, 2013, we remained in compliance with all of all our financial covenants. (See Note 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at June 30, 2013 and December 31, 2012:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
June 30, 2013
Swaps and Swaptions, at fair value	$68,806	$—	$68,806	$(1,980)	$(66,571)	$255
TBA Shorts, at fair value	100	—	100	(100)	—	—
Total	$68,906	$—	$68,906	$(2,080)	$(66,571)	$255
December 31, 2012
Swaps and Swaptions, at fair value	$750	$—	$750	$(750)	$—	$—
Total	$750	$—	$750	$(750)	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
June 30, 2013
Swaps and Swaptions, at fair value	$2,750	$—	$2,750	$(1,980)	$(349)	$421
TBA Shorts, at fair value	923	—	923	(100)	(260)	563
Repurchase agreements	3,945,097	—	3,945,097	(3,945,097)	—	—
Total	$3,948,770	$—	$3,948,770	$(3,947,177)	$(609)	$984
December 31, 2012
Swaps and Swaptions, at fair value	$23,184	$—	$23,184	$(750)	$(22,434)	$—
Repurchase agreements	3,654,436	—	3,654,436	(3,654,436)	—	—
Total	$3,677,620	$—	$3,677,620	$(3,655,186)	$(22,434)	$—

(1)
Amounts represent interest rate derivatives or TBA Shorts in an asset position which could potentially be offset against interest rate derivatives or TBA Shorts in a liability position at June 30, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, interest rate derivatives and TBA Shorts.

(3)	The fair value of securities pledged against our borrowings under repurchase agreements was $4,120,503 and $3,936,104 at June 30, 2013 and December 31, 2012, respectively.

(4)
Total cash pledged against our Swaps was $609 and $33,395 at June 30, 2013 and December 31, 2012, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $205,245 and $60,246 at June 30, 2013 and December 31, 2012, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Nature of Setoff Rights
In our consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis.
Certain of our repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set off in the event of default or in the event of a bankruptcy of either party to the transaction.
Note 10 – Derivative Instruments
We are exposed to changing interest rates, which affect the cash flows associated with our borrowings. We enter into interest rate derivative contracts, which through June 30, 2013 were comprised of Swaps, Swaptions, and TBA Shorts to mitigate our exposure to changes in interest rates, whereby we make/receive payments to/from our interest rate derivative contract counterparties. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
Pursuant to our Swaps, we agree to pay a fixed rate of interest and receive a variable-rate of interest based on the notional amount of the Swap. The variable amount that we pay to our Swap counterparties is based on three-month London Interbank Offer Rate (or, LIBOR). We pay a premium to our Swaption counterparties to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
During the quarter ended June 30, 2013, we entered into three TBA Shorts with an aggregate notional balance of $325,000, which were in a net unrealized loss position of $823 at June 30, 2013. Our TBA Shorts, which settle on August 12, 2013, had a weighted average sales price of 100.99% for 3.5% coupon Fannie Mae 30-year RMBS with a face value of $325,000.
The following table presents information with respect to our derivative instruments as presented on our consolidated balance sheets at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$1,547,000	$50,359	$—	$—
Swaptions - assets	775,000	18,447	75,000	750
Swaps - (liabilities)	485,000	(2,750)	1,500,000	(23,184)
TBA Shorts - assets	150,000	100	—	—
TBA Shorts - (liabilities)	175,000	(923)	—	—
Total Derivative Instruments	$3,132,000	$65,233	$1,575,000	$(22,434)
The following table presents information about our Swaps as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
> Three to five years	$1,159,000	1.06%	4.1	$1,245,000	1.06%	4.4
> Five years	873,000	2.04	9.5	255,000	1.90	9.6
Total	$2,032,000	1.48%	6.4	$1,500,000	1.20%	5.3

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. At June 30, 2013, our Swaptions had an aggregate fair value of $18,447. The following table presents information about our Swaptions at June 30, 2013:

	Option		Underlying Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.00 - 3.25%	$8,161	10	$275,000	10.0
3.26 - 3.50%	7,923	11	375,000	10.0
3.51 - 3.64%	2,363	12	125,000	10.0
	$18,447	11	$775,000	10.0

The following table presents amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
Character of Loss on Derivative Instruments	Location of Item on the Consolidated Statements of Operations	2013	2012	2013	2012
Net interest payments/accruals on Swaps (1)	Gain/(loss) on derivative instruments, net	$(6,437)	$(1,762)	$(10,576)	$(2,510)
Gains/(losses) on the termination of Swaps, net	Gain/(loss) on derivative instruments, net	8,589	39	8,589	39
Gain/(losses) on the termination of Swaptions, net	Gain/(loss) on derivative instruments, net	1,439	—	1,439	—
Change in fair value of Swaps (2)	Gain/(loss) on derivative instruments, net	71,713	(13,792)	70,793	(14,362)
Change in fair value of Swaptions (2)	Gain/(loss) on derivative instruments, net	8,888	—	8,149	—
Change in fair value of TBA Shorts	Gain/(loss) on derivative instruments, net	(823)	—	(823)	—
Total		$83,369	$(15,515)	$77,571	$(16,833)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants. Through June 30, 2013, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 8 and 9.) If we had breached any of these provisions at June 30, 2013 we could have been required to settle our obligations under our Swaps at their termination value of $1,310, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 11 – Interest Payable
The following table presents the components of our interest payable at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Repurchase borrowings collateralized by Agency RMBS	$2,600	$3,896
Repurchase borrowings collateralized by non-Agency RMBS	2,214	1,519
Repurchase borrowings collateralized by securitization security (1)	32	—
Securitized debt	158	—
Swaps	2,153	1,359
Total interest payable	$7,157	$6,774

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
We incurred management fees of $2,921 and $1,558 for the three months ended June 30, 2013 and 2012, respectively, and $5,710 and $2,355 for the six months ended June 30, 2013 and 2012, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on our behalf and for certain services provided by our Manager or its affiliates for us. We recorded expenses of $1,953 and $1,519 for the three months ended June 30, 2013 and 2012, respectively, and $4,317 and $2,604 for the six months ended June 30, 2013 and 2012, respectively, related to reimbursements for certain expenses paid by Apollo on our behalf and for certain services provided by Apollo for us. Expenses paid by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statements of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At June 30, 2013 and December 31, 2012, $2,921 and $2,418, respectively, for management fees incurred but not yet paid were included in “payable to related party” on our consolidated balance sheet.
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third party investor	$50,375
Outstanding amount of senior security at June 30, 2013	$47,353
Pass-through interest rate for senior security issued – fixed rate	4.00%
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross expenses incurred (2)	$829

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
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE, and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction from inception through June 30, 2013.
For financial statement reporting purposes, given that we consolidate the securitization trust, no gain or loss was reported on the sale of the mortgage loans to the securitization trust. Since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the mortgage loans that were “sold” to enable the senior security to be created and sold to a third party investor. As such, the senior security is presented on our consolidated balance sheet as “non-recourse securitized debt, at fair value.” The third-party beneficial interest holders in the VIE have no recourse against us, except that we have an obligation to repurchase assets from the VIE in the event that we breach certain representations and warranties in relation to the mortgage loans sold to the VIE. In the absence of such a breach, we have no obligation to provide any other explicit or implicit

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

support to any VIE. As previously stated, we are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles.
As of June 30, 2013, the aggregate fair value of the mortgage loans that were securitized as described above was $110,278, and is presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
At June 30, 2013, the securitized debt collateralized by residential mortgage loans had a principal balance of $47,353. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at June 30, 2013, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	June 30, 2013
Within one year	$7,906
> One to three years	22,951
> Three to five years	16,496
> Five years	—
Total	$47,353
Repayment of our securitized debt will be dependent upon the cash flows generated by the mortgage loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized mortgage loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying mortgage loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected. (See Note 5, for a more detailed discussion of the mortgage loans collateralizing our securitized debt.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of June 30, 2013:

June 30, 2013
Assets:
Securitized mortgage loans, at fair value	$110,278
Interest receivable	$753
Liabilities:
Non-recourse securitized debt, at fair value	$47,338
Accrued interest payable	$158
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest income - securitized mortgage loans	$2,297	$3,630
Interest expense - securitized debt	$(508)	$(818)
Unrealized (loss) on securitized mortgage loans	$(3,473)	$(625)
Unrealized gain on securitized debt	$887	$15
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the period presented:

Six Months Ended June 30, 2013
Net income/(loss)	$2,202
Premium amortization/(discount accretion), net	$51
Amortization of deferred financing costs	$50
Unrealized loss on securitized mortgage loans	$625
Unrealized gain on securitized debt	$(15)
Increase in accrued interest receivable, less purchased interest	$(753)
Increase in accrued interest payable	$158
Purchase of mortgage loans, simultaneously securitized	$(113,038)
Other, net	$33
Principal payments on securitized mortgage loans	$2,051
Proceeds from issuance of securitized debt	$50,375
Principal payments on securitized debt	$(3,022)
Note 14 – Share-based Payments
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At June 30, 2013, 1,363,919 awards were available under the LTIP.
As of June 30, 2013, a total of 54,908 shares of restricted common stock and 180,744 RSUs were granted and outstanding pursuant to the LTIP, of which 14,384 and 20,047, respectively, were vested at such date. At June 30, 2013, we had unrecognized compensation expense of $821 and $2,385 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at June 30, 2013 is expected to be recognized over a weighted average period of 1.4 years.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

As of June 30, 2013, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted Common Stock	$91	$42	$168	$74
RSUs	55	48	377	94
Total	$146	$90	$545	$168
The following table presents information about our equity awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
RSUs outstanding at beginning of period:	165,119	28,125	166,682	29,688
RSUs granted	6,250	5,000	6,250	5,000
RSUs canceled upon delivery of common stock	(1,562)	(1,562)	(3,125)	(3,125)
RSUs canceled, forfeited or expired	—	—	—	—
RSUs outstanding at end of period:	169,807	31,563	169,807	31,563

Restricted common stock awards outstanding at beginning of period:	48,160	20,000	48,160	20,000
Restricted common stock granted	6,748	8,160	6,748	8,160
Restricted common stock forfeited	—	—	—	—
Restricted common stock outstanding at end of period:	54,908	28,160	54,908	28,160
Note 15 – Stockholders’ Equity
(a) Dividends Declared
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2012 through June 30, 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2012	$0.70
December 14, 2012	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2013	$0.75

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2012 through June 30, 2013:

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
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under our charter. This registration statement was declared effective by the SEC on August 10, 2012 and at June 30, 2013, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the six months ended June 30, 2013, all shares issued to Stock Purchase Plan participants were purchased in the open market by the Stock Purchase Plan administrator.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 16 – Earnings per Common Share
The following table presents basic and diluted net earnings per share of common stock using the two-class method for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net Income/(Loss)	$(72,767)	$26,400	$(67,427)	$46,520
Less:
Preferred Stock dividends declared	3,450	—	6,900	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	139	55	273	141
Net income/(loss) allocable to common stock – basic and diluted	$(76,356)	$26,345	$(74,600)	$46,379
Denominator:
Weighted average common shares outstanding for basic and diluted earnings per share (1)	31,995,321	21,257,489	28,858,241	15,759,612
Earnings/(Loss) per common share - basic and diluted	$(2.39)	$1.24	$(2.59)	$2.94

(1)
For the three and six months ended June 30, 2013, we had an aggregate of 166,557 RSUs and 33,776 shares of restricted stock which were not included in the calculation of earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
General
We were incorporated in Maryland on March 15, 2011 and began operations on July 27, 2011. We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo Global Management, LLC.

We invest on a leveraged basis in residential mortgage and related assets in the United States. At June 30, 2013, our portfolio was comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral includes fixed-rate mortgages), Agency IOs and Agency Inverse IOs, (ii) non-Agency RMBS and (iii) securitized mortgage loans.
Over time, we expect that we may invest in other residential mortgage related assets included in our target assets. (See “Target Assets,” below.) At June 30, 2013, we had $2,552,056 of Agency RMBS, $751,024 of non-Agency RMBS and $110,278 of securitized mortgage loans.
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
We use derivatives to hedge a portion of our interest rate risk. As of June 30, 2013, our derivatives included Swaps, Swaptions and TBA Shorts. We do not enter into derivative instruments for speculative purposes.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO securities and TBA Shorts to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not foresee interest rates decreasing to zero.
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
We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are generally expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also consider such instruments as an economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at June 30, 2013, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
As of June 30, 2013, we held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and securitized mortgage loans. In the future we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. The following is a summary of our target assets:

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

Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had aggregate debt-to-equity of 5.2 times at June 30, 2013, which included net repurchase agreement borrowings of $990,973 on unsettled sales of RMBS. Had such sales and purchases settled at June 30, 2013, our debt-to-equity multiple would have been 3.9 times, reflecting the net reduction in our repurchase borrowings upon settlement. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. During the six months ended June 30, 2013, we financed our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and financed our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer. Beginning in late April, we were able to extend certain of our repurchase borrowings collateralized by non-Agency RMBS with terms up to 18 months. At June 30, 2013, we had master repurchase agreements with 23 counterparties and, as a matter of routine business may have discussions with additional financial institutions with respect to expanding our repurchase agreement capacity. As of June 30, 2013, we had $3,945,097 of borrowings outstanding under our repurchase agreements with 19 counterparties collateralized by $3,339,925 of Agency RMBS, and $780,578 of non-Agency RMBS, which includes $44,834 of non-Agency RMBS that are eliminated from our balance sheet in consolidation with a VIE. (See Notes 8 and 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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
We use interest rate derivatives, primarily comprised of Swaps and Swaptions, to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings and decreases in the value of our Agency RMBS portfolio. As of June 30, 2013, we had Swaps with a notional of $2,032,000 with a weighted average fixed pay rate of 1.48% and a weighted average term to maturity of 6.4 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At June 30, 2013, we held Swaptions with an aggregate notional of $775,000. In June 2013, we entered into TBA Shorts, with an aggregate notional balance of $325,000, which provide that we settle such contracts at their maturity date of August 12, 2013 by either delivering the Agency RMBS as specified in the contract or net settle such contracts, whereby we would either pay or receive an amount equal to the fair value of the contract. TBA Shorts serve as an economic hedge against decreases in the value of

Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional, with the same characteristics as those stipulated in the TBA Contract. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) For U.S. federal income tax purposes, although the law is not clear with respect to such transactions, we intend to take the position that settling such TBA Shorts will be treated as resulting in a gain or loss on the disposition of the securities delivered for purpose of the REIT 75% and 95% gross income tests. In addition, we may also engage in TBA Shorts or other TBA transactions that we identify as a hedge of indebtedness incurred or to be incurred to acquire real estate assets in which case any gain recognized in connection with net settling such a contract would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record changes in the estimated fair value of such instruments along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statement of operations.
Beginning June 10, 2013, certain Swap trades were required to be cleared through a clearinghouse, in accordance with the new Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared through the CFTC generally require that higher initial margin collateral be posted relative to Swaps cleared with individual counterparties. Through June 30, 2013, we did not enter into Swaps that were subject to CFTC clearing. The change in Swap margin collateral requirement may, in effect, increase the inherent cost of future Swaps, as we will be required to pledge higher amounts of cash to meet the initial margin requirement on such instruments. We cannot predict with any certainty the amount of our future Swap additions and, accordingly, the amount of collateral we will be required to pledge.
The following table presents information about our Swaps as of June 30, 2013:

Table 1
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
> Three to five years	$1,159,000	1.06%	4.1
> Five to ten years	873,000	2.04%	9.5
Total	$2,032,000	1.48%	6.4
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
Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2013
General:
The second quarter of 2013 began with a continuation of the decrease in interest rates that started in mid-March 2013. A weak non-farm payroll report for March 2013, that was announced in early April 2013, served as a catalyst for interest rates to retrace their first quarter rise, and by the end of April 2013 the ten-year U.S. Treasury (or, Treasury) note was yielding 1.70%. However, in early May 2013 a much stronger than consensus estimate for the April 2013 non-farm payroll report caused market interest rates to start increasing.
The increase in interest rates gathered momentum over the course of May 2013 as market participants became increasingly concerned about the Federal Open Markets Committee (or, FOMC) potentially tapering purchases of Treasuries and Agency RMBS, a component of the FOMC's third round of quantitative easing known as “QE3”. FOMC Chairman Bernanke's testimony to Congress at the end of May 2013, rather than stabilizing markets as many participants hoped, resulted in additional volatility as his testimony was generally viewed as reflecting a belief that there was underlying strength in the economy, thereby implying support for tapering of bond purchases earlier than previously expected.
The negative tone in the fixed-income market continued following another stronger than consensus non-farm payroll report released in June 2013, which caused Treasury bonds to sell off further. Interest rates continued their upward climb during the second quarter of 2013 following both the release of the FOMC statement from its June 2013 meeting and comments made by FOMC Chairman Bernanke, regarding the potential timing of tapering for bond purchases. From the near-term low in rates on May 2, 2013 to the peak on June 25, 2013, the ten-year Treasury note rate increased 94 basis points from 1.66% to

2.60%. The ten-year Treasury note rate ended the June 30, 2013 quarter slightly lower at 2.52%, as a result of follow up commentary by several FOMC Governors stating that the market had severely misunderstood Chairman Bernanke's testimony.
During the second quarter of 2013, the fixed income market sold off heavily, negatively impacting the value of Agency RMBS. While market yields on Treasury notes and Swaps increased during the second quarter of 2013, the magnitude of changes in market yields on Agency RMBS increased to an even greater extent. This caused our Agency RMBS prices to decline considerably more than our Swap valuations increased, negatively impacting the value of our portfolio, as reflected in the net loss for the three and six months ended June 30, 2013.
Amid this backdrop of extreme and rapid changes in the fixed income market during the second quarter of 2013, we rebalanced our investment portfolio aimed at reducing our net portfolio duration (or, the price sensitivity to changes in RMBS yields relative to other benchmark interest rates, such as Swaps and Swaptions), increasing liquidity in light of market volatility and taking advantage of market opportunities to invest in non-Agency RMBS. To achieve these objectives, we sold certain of our Agency RMBS, increased our aggregate positions in longer term fixed-pay Swaps and Swaptions, added short positions in Agency TBAs, reduced leverage and increased our purchases of non-Agency RMBS.
Our book value per common share was $18.63 at June 30, 2013 compared to $21.72 at March 31, 2013. This decline in book value primarily reflects the net impact of $126,786, $66,872, and $8,036 of depreciation in the value of or Agency RMBS, realized losses on sales of Agency RMBS and depreciation in the value of our non-Agency RMBS, respectively, which losses were partially off-set by net unrealized appreciation in our Swap and Swaptions of $80,601.
Agency RMBS Portfolio/Interest Rate Hedges:
As a result of the market movements described above, the emphasis on mitigating prepayment risk for Agency RMBS was replaced with concerns over the acceleration of the timing of tapering of the FOMC security purchase program and extension risk. Accordingly, Agency RMBS valuations moved with magnified sensitivity to interest rates. As a result of these concerns around the extension risk, specified pools, in which we have significant holdings, fell further than generic pools, as mortgage spreads widened and specified pool values contracted sharply. During the second quarter of 2013, we sold $2,210,911 of Agency RMBS and increased our net Swap and Swaption positions by $375,000 of notional amount, while extending the terms, and added an aggregate notional balance of $325,000 in TBA Shorts.
The table below presents the composition of sales from our Agency RMBS portfolio, which does not include accrued interest, during the quarter ended June 30, 2013:

Table 2
	Sale Price (1)	Net Realized Loss
30- Year Mortgages:
3.5% Coupon	$1,339,624	$(55,675)
4.0% Coupon	548,230	(4,438)
4.5% Coupon	190,924	9,252
5.0% Coupon	19,131	916
	2,097,909	(49,945)
15-Year Mortgages	64,375	956
20-Year Mortgages	34,343	(215)
Agency IOs	—	—
Agency IIOs	14,284	254
Total Agency RMBS sold	$2,210,911	$(48,950)

(1)	Includes $977,726 of Agency RMBS which were sold but unsettled at June 30, 2013.

The following table presents the composition of our Agency RMBS portfolio at June 30, 2013 compared to March 31, 2013:

Table 3	June 30, 2013			March 31, 2013
	Principal Balance	Amortized Cost	Estimated Fair Value	Principal Balance	Amortized Cost	Estimated Fair Value
30-Year Mortgages:
3.5% Coupon	$793,628	$846,575	$805,988	$1,757,588	$1,869,086	$1,863,750
4.0% Coupon	1,551,118	1,688,425	1,620,521	1,841,597	1,996,008	2,002,782
4.5% & 5.0% Coupons	46,239	49,848	49,419	240,651	255,651	266,438
	2,390,985	2,584,848	2,475,928	3,839,836	4,120,745	4,132,970
15-20 Year Mortgages:
3.0% Coupon	—	—	—	22,236	23,216	23,588
3.5% Coupon	—	—	—	72,565	76,915	77,475
	—	—	—	94,801	100,131	101,063
Agency IOs	—	27,797	30,184	—	7,889	7,974
Agency Inverse IOs	—	52,101	45,944	—	57,488	57,557
Total Agency RMBS	$2,390,985	$2,664,746	$2,552,056	$3,934,637	$4,286,253	$4,299,564
The following table presents information with respect to our Swaps and Swaptions at June 30, 2013 compared to March 31, 2013 and December 31, 2012:

Table 4	June 30, 2013	March 31, 2013	December 31, 2012
Swaps:
Notional amount	$2,032,000	$2,207,000	$1,500,000
Estimated fair value	$47,609	$(24,104)	$(23,184)
Weighted average fixed pay rate	1.48%	1.39%	1.20%
Weighted average term to maturity (years)	6.4	6.2	5.3

Swaptions:
Notional amount	$775,000	$225,000	$75,000
Estimated fair value	$18,447	$1,641	$750
Weighted average term to expiration (months)	11	10	10
Weighted average underlying Swap term (years)	10.0	10.0	10.0
Weighted average underlying Swap fixed pay rate	3.37%	2.99%	2.65%
For the second quarter of 2013, our Agency RMBS portfolio had a fair value weighted CPR of 7.1% comprised of 6.9% CPR on Agency pass-through securities and 20.0% on Agency IO and Agency Inverse IO securities, in the aggregate. During the quarter, the maximum average monthly CPR of our Agency RMBS was experienced in May 2013, with an overall Agency CPR of 7.7% comprised of 7.5% on Agency pass-through securities and 21.8% on Agency IO and Agency Inverse IO securities in the aggregate. During the second quarter, generic fixed-rate Fannie Mae RMBS prepaid at 23.9% CPR in the aggregate, with a high of 25.1% experienced in May 2013.
Non-Agency RMBS:
While the net change in non-Agency valuations comparing June 30, 2013 to March 31, 2013 appear more muted than Agency RMBS, non-Agency bonds experienced significant volatility during the quarter despite positive home price appreciation reports. We shifted a greater portion of our equity into non-Agency RMBS, as volatility, particularly in June 2013, provided an investment opportunity for such securities. We invested $186,464 in non-Agency RMBS with a weighted average unleveraged yield of 5.05% during the second quarter.
Performance of the non-Agency RMBS portfolio remained stable during the second quarter, with voluntary prepayments ranging between 4.2% to 4.4% CRR. At June 30, 2013, approximately 58% of our non-Agency portfolio was comprised of securities that we receive both principal and interest on a monthly basis and approximately 42% were seasoned securities, on which we currently receive interest only, and we will receive principal after the more senior securities in the capital structure are paid off.
Borrowings:
On the funding side, interest expense related to our repurchase agreements remained relatively unchanged during the second quarter of 2013 compared to the first quarter of 2013.
In connection with our sales of Agency RMBS, we repaid repurchase borrowings, as reflected in our lower repurchase borrowing balance of $3,945,097 at June 30, 2013, compared to $4,343,341 at March 31, 2013. At June 30, 2013 we had an aggregate debt-to-equity leverage multiple of 5.2 times, which was further reduced when our June RMBS trades settled in early July. Had all of our June sales and purchases of RMBS settled in June, our debt-to-equity multiple would have been 3.9 times at June 30, 2013, reflecting the simultaneous repayment of borrowings under our repurchase agreements.
Results of Operations
Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012
For the three months ended June 30, 2013, we had a net loss allocable to common stock of $76,217, or a loss of $2.39 per basic and diluted common share, compared to net income available to common and participating securities of $26,400, or $1.24 per basic and diluted common share for the three months ended June 30, 2012. Our results of operations for the three months ended June 30, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio and declines in the value of our non-Agency RMBS portfolio, of which $47,508 were realized on sales, which were partially offset by increases in the value of our derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2013,” above.)
Net Interest Income
Interest rate spread and net interest margin are key performance metrics for us, as our core performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.69% and 2.77% for the three months ended June 30, 2013, respectively, compared to 2.77%, and 2.87%, respectively, for the three months ended June 30, 2012.
The increase in our interest income and interest expense, discussed below, was primarily driven by the significant growth in our investments and borrowings resulting from our investment, on a leveraged basis, of incremental capital raised since the second quarter of 2012. For the three months ended June 30, 2013 and June 30, 2012, we earned interest income of $41,329 and $21,990, respectively, and incurred interest expense of approximately $7,237 and $2,871, respectively, which was primarily related to our borrowings under repurchase agreements. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $47,353 at June 30, 2013 and a fixed stated interest rate of 4.00%. Costs associated with our securitization are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.22% for the three months ended June 30, 2013.
Our interest income was positively impacted by slower prepayment speeds on Agency RMBS, which improved yields on such portfolio for the three months ended June 30, 2013. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended June 30, 2013 and 2012:

Table 5	Three Months Ended
	June 30, 2013					June 30, 2012
	Agency	Non-Agency	Securitized Mortgage Loans		Total	Agency	Non-Agency	Total
Average balance (1)	$4,167,139	$589,969	$111,257		$4,868,365	$2,362,290	$274,200	$2,636,490
Total interest income	$28,388	$10,644	$2,297		$41,329	$14,016	$7,974	$21,990
Yield on average assets	2.69%	7.14%	8.16%		3.36%	2.35%	11.51%	3.30%
Average balance of repurchase agreements	$3,762,949	$497,650	$—		$4,260,599	$1,995,103	$197,765	$2,192,868
Average balance of securitized debt	$—	$—	$48,271		$48,271	$—	$—	$—
Total interest expense	$4,048	$2,681	$508		$7,237	$1,913	$958	$2,871
Average cost of funds (2) (3)	0.43%	2.16%	4.22%	(4)	0.67%	0.38%	1.94%	0.53%
Net interest income	$24,340	$7,963	$1,789		$34,092	$12,103	$7,016	$19,119
Net interest rate spread	2.26%	4.98%	3.94%		2.69%	1.97%	9.57%	2.77%
Total interest expense including net interest cost of Swaps (5)	$10,352	$2,814	$508		$13,674	$3,675	$958	$4,633
Average cost of funds including net interest cost of Swaps (5)	1.10%	2.27%	4.22%		1.27%	0.73%	1.94%	0.84%
Net interest income including net interest cost of Swaps	$18,036	$7,830	$1,789		$27,655	$10,341	$7,016	$17,357
Effective net interest rate spread (5)	1.59%	4.87%	3.94%		2.09%	1.62%	9.57%	2.46%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains and losses.

(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(3)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statements of operations.

(4)
The average cost of funds for the securititized mortgage loans only reflects the cost of our securitized debt. We have repurchase agreement borrowings collateralized by one of the subordinate securitities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they are eliminated in consolidation. The corresponding repurchase borrowings and related interest expense are included with repurchase borrowings collateralized by our non-Agency RMBS.

(5)	See Table 6 below and Tables 19 and 20 included under “Non-GAAP Financial Measures.”

The following table presents information with respect to our borrowing costs and effective cost of funds by type of collateral pledged for the three months ended June 30, 2013 and June 30, 2012:

Table 6	Three Months Ended
	June 30, 2013		June 30, 2012
Collateral Pledged	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency	0.43%	1.10%	0.38%	0.73%
Non-Agency (1)	2.16	2.27	1.94	1.94
Securitized mortgage loans (2)	4.22	4.22	—	—
Total	0.67%	1.27%	0.53%	0.84%

(1)
The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the periods of $6,437 and $1,762, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. See “Non-GAAP Financial Measures” below, including Tables 19 and 20.

The repurchase borrowings associated with non-Agency RMBS that we retained in connection with our securitization are included with the cost of funds on non-Agency RMBS.

(2)	The securitized mortgage loans, in effect, collateralize our securitized debt associated with our 2013 securitization transaction.
Swaps
Our Swaps are intended to mitigate the impact of increases in interest rates on a portion of our repurchase agreement borrowings, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. In addition, we purchase Swaptions, each of which provides that, at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See “Non-GAAP Financial Measures,” below, Table 1 above and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for three months ended June 30, 2013 and June 30, 2012: (See Tables 19 and 20, included under “Non-GAAP Financial Measures” below.

Table 7	Agency	Non-Agency	Securitized Mortgage Loans	Total
Three Months Ended June 30, 2013
Effective interest expense	$10,352	$2,814	$508	$13,674
Effective cost of funds	1.10%	2.27%	4.22%	1.27%
Effective net interest income	$18,036	$7,830	$1,789	$27,655
Effective net interest rate spread	1.59%	4.87%	3.94%	2.09%
Three Months Ended June 30, 2012
Effective interest expense	$3,675	$958	$—	$4,633
Effective cost of funds	0.73%	1.94%	—	0.84%
Effective net interest income	$10,341	$7,016	$—	$17,357
Effective net interest rate spread	1.62%	9.57%	—	2.46%
Realized and Unrealized Gain/(Loss)
During the three months ended June 30, 2013 and 2012, we sold Agency RMBS of $2,210,911 and $612,452, respectively, realizing net gains/(losses) of $(48,950) and $11,510, respectively. While we sell RMBS as part of managing our portfolio, our RMBS sales during the second quarter of 2013 were comprised primarily of Agency RMBS as we repositioned our portfolio in connection with the significant changes in the market place, as previously discussed. As we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. During the three months ended June 30, 2013 and June 30, 2012, we sold non-Agency RMBS of $7,574 and $1,850, realizing net gains of $1,442 and $104, respectively. With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at the top of the capital structure.
We have elected the fair value option for our RMBS, securitized mortgage loans and securitized debt and, as a result, we record the change in estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt and derivative instruments, all of which are included in our consolidated statements of operations, for the three months ended June 30, 2013 and June 30, 2012:

Table 8	Three Months Ended
	June 30, 2013	June 30, 2012
Realized gain/(loss) on sale of RMBS, net	$(47,508)	$11,614
Unrealized gain/(loss) on RMBS, net	(134,822)	14,598
Realized gain/(loss) on derivatives, net (1)	3,591	(1,723)
Unrealized gain/(loss) on derivatives, net	79,778	(13,792)
Unrealized gain/(loss) on securitized mortgage loans	(3,473)	—
Unrealized gain/(loss) on securitized debt	887	—
Total	$(101,547)	$10,697

(1)	Realized losses, net represent the net interest paid or due for Swaps and net termination gain/loss during the period, if any.
Included in “realized gain/(loss), net on derivative instruments” are net interest payments, including accrued amounts, associated with our Swaps. We recognized net unrealized gains/(losses) of $71,713, $8,888 and $(823) through earnings for the second quarter of 2013 related to changes in fair value of our Swaps, Swaptions, and TBA Shorts respectively. At June 30, 2013, we had gross unrealized gains of $50,359, $7,935 and $100 on our Swaps, Swaptions and TBA Shorts, respectively, and had gross unrealized losses of $2,750 and $923 on Swaps and TBA Shorts, respectively.

Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $2,434 and $1,865 for the three months ended June 30, 2013 and June 30, 2012, respectively. The increase in our general and administrative expenses was driven by significant growth in our assets resulting from our investment, on a leveraged basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third party accounting administrator and transaction costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $2,921 and $1,558 for the three months ended June 30, 2013 and June 30, 2012, respectively. The increase in the management fee for the three months ended June 30, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the second quarter of 2012. From June 30, 2012 to March 25, 2013, our most recent public issuance of capital stock, we raised additional net capital of approximately $338,118 from the issuance of common and preferred stock.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Results of Operations
Six Months Ended June 30, 2013 compared to the Six Months June 30, 2012
For the six months ended June 30, 2013, we had a net loss allocable to common stock and participating securities of $74,327 or a loss of $2.59 per basic and diluted common share, compared to net income available to common and participating securities of $46,520, or $2.94 per basic and diluted common share for the six months ended June 30, 2012. Our results of operations for six months ended June 30, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, which were partially offset by increases in the value of our derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2013,” above.)
Net Interest Income
Interest rate spread and net interest margin are key performance metrics for us, as our core performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.80% and 2.89% for the six months ended June 30, 2013, respectively, compared to 2.88% and 2.98%, respectively, for the six months ended June 30, 2012.
The increase in our interest income and interest expense, discussed below, was primarily driven by the significant growth in our investments and borrowings resulting from our investment, on a leveraged basis, of incremental capital raised since the second quarter of 2012. For the six months ended June 30, 2013 and June 30, 2012, we earned interest income of $79,576 and $34,353, respectively, and incurred interest expense of approximately $13,454 and $4,232, respectively, which was primarily related to our borrowings under repurchase agreements. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $47,353 at June 30, 2013 and a fixed stated interest rate of 4.00%. Costs associated with our securitization are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.28% for the six months ended June 30, 2013.
Our interest income was positively impacted by slower prepayment speeds on Agency RMBS during the first six months of 2013 which improved yields and increased interest income on our Agency portfolio. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the six months ended June 30, 2013 and 2012:

Table 9	Six Months Ended
	June 30, 2013					June 30, 2012
	Agency	Non-Agency	Securitized Mortgage Loans		Total	Agency	Non-Agency	Total
Average balance (1)	$3,895,942	$562,181	$88,306		$4,546,429	$1,791,600	$207,537	$1,999,137
Total interest income	$55,241	$20,705	$3,630		$79,576	$22,379	$11,974	$34,353
Yield on average assets	2.82%	7.33%	8.17%		3.48%	2.47%	11.41%	3.40%
Average balance of repurchase agreements	$3,496,161	$470,586	$—		$3,966,747	$1,500,118	$145,889	$1,646,007
Average balance of securitized debt	$—	$—	$38,556		$38,556	$—	$—	$—
Total interest expense	$7,606	$5,030	$818		$13,454	$2,814	$1,418	$4,232
Average cost of funds (2) (3)	0.44%	2.16%	4.28%	(4)	0.68%	0.38%	1.95%	0.52%
Net interest income	$47,635	$15,675	$2,812		$66,122	$19,565	$10,556	$30,121
Net interest rate spread	2.38%	5.17%	3.89%		2.80%	2.09%	9.46%	2.88%
Total interest expense including net interest cost of Swaps (5)	$17,999	$5,213	$818		$24,030	$5,324	$1,418	$6,742
Average cost of funds including net interest cost of Swaps (5)	1.04%	2.23%	4.28%		1.21%	0.71%	1.95%	0.82%
Net interest income including net interest cost of Swaps	$37,242	$15,492	$2,812		$55,546	$17,055	$10,556	$27,611
Effective net interest rate spread (5)	1.78%	5.10%	3.90%		2.27%	1.76%	9.46%	2.58%

(1)	Amount reflects amortized cost, which does not include changes in unrealized gains and losses.

(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(3)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statements of operations.

(4)
The average cost of funds for the securititized mortgage loans only reflects the cost of our securitized debt. We have repurchase agreement borrowings collateralized by one of the subordinate securitities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they are eliminated in consolidation. The corresponding repurchase borrowings and related interest expense are included with repurchase borrowings collateralized by our non-Agency RMBS.

(5)	See Table 10 below and Tables 19 and 20 included under “Non-GAAP Financial Measures.”

The following table presents information with respect to our borrowing costs and effective cost of funds by type of collateral pledged for the six months ended June 30, 2013 and June 30, 2012:

Table 10	Six Months Ended
	June 30, 2013		June 30, 2012
Collateral Pledged	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency	0.44%	1.04%	0.38%	0.71%
Non-Agency (1)	2.16	2.23	1.95	1.95
Securitized mortgage loans (2)	4.28	4.28	—	—
Total	0.68%	1.21%	0.52%	0.82%

(1)
The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the periods of $10,576 and $2,510, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. See “Non-GAAP Financial Measures” below, including Tables 19 and 20.

The repurchase borrowings associated with non-Agency RMBS that were legally retained in connection with our securitization are included with the cost of funds on non-Agency RMBS.

(2)	The securitized mortgage loans, in effect, collateralize our securitized debt associated with our 2013 securitization transaction.
Swaps
While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” below, Table 1, above and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the six months ended June 30, 2013 and June 30, 2012: (See Tables 19 and 20, included under “Non-GAAP Financial Measures” below.

Table 11
	Agency	Non-Agency	Securitized Mortgage Loans	Total
Six months ended June 30, 2013
Effective interest expense	$17,999	$5,213	$818	$24,030
Effective cost of funds	1.04%	2.23%	4.28%	1.21%
Effective net interest income	$37,242	$15,492	$2,812	$55,546
Effective net interest rate spread	1.78%	5.10%	3.90%	2.27%
Six months ended June 30, 2012
Effective interest expense	$5,324	$1,418	$—	$6,742
Effective cost of funds	0.71%	1.95%	—	0.82%
Effective net interest income	$17,055	$10,556	$—	$27,611
Effective net interest rate spread	1.76%	9.46%	—	2.58%
Realized and Unrealized Gain/(Loss)
During the six months ended June 30, 2013 and 2012, we sold RMBS of $2,807,993 and $1,005,237, respectively, realizing net (losses)/gains of $(31,713) and $18,383, respectively. The substantial majority of our RMBS sales during the six months ended June 30, 2013 were made during the second quarter of 2013 and were comprised primarily of sales of Agency RMBS as we repositioned our portfolio in connection with the extreme changes in the market place. (See “Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2013.”) As we find attractive investment opportunities in non-

Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. During the six months ended June 30, 2013 and June 30, 2012, we sold non-Agency RMBS of $65,562 and $38,058, respectively, realizing net gains of $9,730 and $3,532, respectively. With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans and securitized debt and, as a result, we record the change in estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt and derivative instruments, all of which are included in our consolidated statements of operations, for the six months ended June 30, 2013 and June 30, 2012:

Table 12	Six Months Ended
	June 30, 2013	June 30, 2012
Realized gain/(loss) on sale of RMBS, net	$(31,713)	$18,383
Unrealized gain/(loss) on RMBS, net	(167,870)	20,548
Realized gain/(loss) on derivatives (1)	(548)	(2,471)
Unrealized gain/(loss) on derivatives, net	78,119	(14,362)
Unrealized loss on securitized mortgage loans	(625)	—
Unrealized gain on securitized debt	15	—
Total	$(122,622)	$22,098

(1)	Realized losses represent the net interest paid or due for Swaps and net termination gain/loss during the period, if any.
At June 30, 2013, we had Swaps with an aggregate notional amount of $2,032,000, a weighted average fixed pay rate of 1.48% and a weighted average term to maturity of 6.4 years. Included in realized gain/(loss) on derivative instruments are net interest payments (including accrued amounts) associated with our Swaps. We recognized net unrealized gains/(losses) of $70,793 and $8,149 and $(823) through earnings for the six months ended June 30, 2013 related to changes in fair value of our Swaps, Swaptions and TBA Shorts, respectively. At June 30, 2013, we had gross unrealized gains of $50,359, $7,935 and $100 on Swaps, Swaptions and TBA Shorts, respectively, and gross unrealized losses of $2,750 and $923 on Swaps and TBA Shorts, respectively.
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $5,285 and $3,353 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in our general and administrative expenses was driven by significant growth in our assets resulting from our investment, on a leveraged basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third party accounting administrator and transaction costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $5,710 and $2,355 for the six months ended June 30, 2013 and June 30, 2012, respectively. The increase in the management fee for six months ended June 30, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the second quarter of 2012. From June 30, 2012 to March 25, 2013, our most recent public issuance of capital stock, we raised additional net capital of approximately $338,118 from the issuance of common and preferred stock.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from issuance through June 30, 2013:

Table 13
Declaration Date	Record Date	Payment Date	Dividend per Share
June 17, 2013	June 28, 2013	July 31, 2013	$0.50
March 18, 2013	March 28, 2013	April 30, 2013	$0.50
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$0.73

(1)	Reflects dividend from September 20, 2012, the date of original issuance of the Preferred Stock, through January 31, 2013.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 14
Declaration Date	Record Date	Payment Date	Dividend per Share
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2012	$0.70
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75

(1)	Includes a special dividend of $0.35 per share.
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash typically consist of borrowings under repurchase agreements, payments of principal and interest received on our RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock and proceeds from our securitization transaction. As part of managing our investment portfolio, we may also generate cash from sales of our investments. Cash is used to fund our on-going obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls for repurchase agreement borrowings and derivatives, make dividend distributions to stockholders and for other general business and operating purposes.
In February 2013, we engaged in a securitization transaction that resulted in us consolidating as a VIE, the SPE that was created to facilitate this transaction and to which the underlying mortgage loans in connection with the securitization were transferred. Since the underlying trusts were consolidated, we take the view that the securitization is effectively a financing of the securitized mortgage loans sold, resulting in the senior security sold being presented in our consolidated balance sheet as non-recourse securitized debt. (See Note 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) We expect that in the future, subject to market conditions, we may issue other types of debt and/or equity securities, execute additional securitization transactions and utilize resecuritization transactions.
Under our repurchase agreements, lenders retain the right to mark the collateral pledged to estimate fair value. A reduction in the value of the collateral pledged will require us to provide additional securities or cash as collateral. In addition, we are required to pledge cash or securities as collateral in connection with our Swaps and TBA Contracts. Margin requirements vary by counterparty. New CFTC Swap clearing rules became effective on June 10, 2013, which rules, among other things, provide that certain Swaps entered into from such date are required to be cleared through a clearinghouse.  Swaps cleared through the CFTC generally have higher initial margin collateral requirements relative to Swaps previously cleared with individual counterparties. Through June 30, 2013, we did not enter into Swaps that were subject to CFTC clearing.  The change in Swap margin collateral requirement may increase the amount of cash that we are required to pledge to meet the initial margin requirement for certain Swaps that we enter into in the future.

As part of our risk management process, our Manager closely monitors our liquidity position and subjects our balance sheet to scenario testing designed to assess our liquidity in the face of stressed market conditions. We believe that we have adequate financial resources to meet our obligations, including margin calls, as they come due, to actively hold and acquire our target assets, to fund dividends we declare on our capital stock and to pay our operating expenses. However, should the value of our RMBS suddenly decrease, significant margin calls on repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected. Further, should market liquidity tighten, our repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount on new financings, reducing our ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting our current or potential lenders’ ability to provide us with financing.
Public Offerings of Capital Stock
The following table presents shares we issued through public offerings for the twelve months ended June 30, 2013:

Table 15
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issued	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,417
March 13, 2013	Common	6,800,000	$22.00	$149,129
September 20, 2012	Preferred (1)	6,900,000	$25.00	$166,572
April 20, 2012	Common	13,900,000	$18.00	$249,490

(1)
We may generally not redeem our Preferred Stock, which has a stated dividend rate of 8.00%, until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in articles supplementary designating the Preferred Stock. After September 20, 2017, we may, at our option, redeem the Preferred Stock at a redemption price of $25, plus any accrued unpaid distribution through the date of redemption.

We primarily used the cash generated from these public offerings to invest on a leveraged basis in Agency RMBS.
Investing Activity
Our investment activity for the first six months of 2013 reflects the deployment of approximately $172,000 of equity capital raised in March 2013, on a leveraged basis. As previously discussed, in response to extreme and rapid changes in the fixed income market in June 2013, we rebalanced our portfolio aimed at reducing our net portfolio duration (or, the price sensitivity to changes in RMBS spreads relative to other benchmark interest rates, such as Swaps and Swaptions), protecting our net asset value/book value, increasing liquidity in light of market volatility and taking advantage of market opportunities to invest in non-Agency RMBS.  To achieve these objectives, among other things, we sold certain of our Agency RMBS, reduced leverage and increased our purchases of non-Agency RMBS.  The impact of our rebalancing strategy is reflected in our investment activity below.
During the three and six months ended June 30, 2013, we: (i) invested $709,182 and $2,005,555 in Agency pass-through RMBS, respectively, at a weighted average purchase price of 108.0% and 107.6% of par value, respectively, $20,582 and $26,629 in Agency IOs, respectively, and $12,303 and $29,210 in Inverse IOs, respectively, $186,464 and $231,478 in non-Agency RMBS, respectively and $0 and $113,038 in securitized mortgage loans, respectively; (ii) received prepayments and scheduled amortization of $89,428 and $158,322 for Agency RMBS, respectively, $25,194 and $48,609 for non-Agency RMBS, respectively, and $1,054 and $2,051 on our securitized mortgage loans, respectively; and (iii) sold Agency RMBS of $2,210,911 and $2,742,431, respectively, realizing aggregate loss of $(48,950) and $(41,443), respectively, and sold $7,574 and $65,562 of non-Agency RMBS realizing gains of $1,442 and $9,730, respectively. As of June 30, 2013, we had investment related payables of $14,316 with respect to unsettled purchases of non-Agency RMBS and investment related receivables of $986,157 of which $977,919 was related to unsettled sales of Agency RMBS, $6,680 was related to unsettled terminations of Swaps and $1,558 was principal receivable from brokers on non-Agency RMBS. All investment related payables and receivables at June 30, 2013 were settled in July 2013.
During the three and six months ended June 30, 2012, we: (i) acquired $2,109,617 and $2,514,451 of Agency RMBS, respectively, and $199,984 and $301,131 of non-Agency RMBS, respectively, (ii) received prepayments and scheduled amortization of $32,897 and $56,508 for Agency RMBS, respectively, and $14,559 and $22,869 for non-Agency RMBS, respectively; and (iii) sold Agency RMBS of $612,452 and $967,179, respectively, realizing net gains of $11,510 and $14,851, respectively, and sold $1,850 and $38,058 of non-Agency RMBS, respectively, realizing gains of $104 and $3,532, respectively.

We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IOs of $30,184 with an aggregate notional balance of $180,220, the overall impact of Agency IOs in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the three and six months ended June 30, 2013, we sold $0 and $2,579 of Agency IOs, respectively and $14,284 and $17,759 of Agency Inverse IO securities, respectively, realizing aggregate net gains of $254 and $407, respectively.
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
Financing Activity
Our financing activity for the first six months of 2013 reflects the deployment of approximately $172,000 of equity capital, raised in March 2013, on a leveraged basis and the subsequent rebalancing of our portfolio in June 2013, as previously discussed. The impact of our rebalancing strategy is reflected in our financing activity below. In addition, included in our repurchase agreement balances at June 30, 2013, were borrowings of $990,973 collateralized by Agency RMBS sold but unsettled and restricted cash. Had such sales, net of unsettled purchases of non-Agency RMBS at June 30, 2013, settled by June 30, 2013, our debt-to equity multiple would have been 3.9 times, compared to 5.2 times as reported at June 30, 2013. This pro-forma leverage multiple reflects the impact of the net reduction in our repurchase borrowings that occurred upon the settlement of such trades.
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At June 30, 2013, we had outstanding repurchase agreement borrowings with 19 counterparties totaling $3,945,097. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of June 30, 2013, we had master repurchase agreements with 23 counterparties and as a matter of routine business have had discussions with other financial institutions regarding potentially providing us with additional repurchase agreement capacity.

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

Table 16
	Repurchase Agreements			Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
June 30, 2013(4)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,338	$49,559
March 31, 2013 (1)	$3,669,630	$4,343,341	$4,343,341	$28,742	$49,852	$49,852
December 31, 2012	$3,601,907	$3,654,436	$3,654,436	$—	$—	$—
September 30, 2012 (2)	$2,625,055	$3,709,684	$3,709,684	$—	$—	$—
June 30, 2012 (3)	$2,192,868	$2,631,101	$2,631,101	$—	$—	$—

(1)
On March 25 and March 13, 2013, we raised net equity of approximately $22,417 and $149,129, respectively, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period. The amount reported under securitized debt reflects the fair value of the debt associated with our initial securitization transaction which was completed in February 2013.

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

(4)	The end of period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon the settlement of Agency RMBS sold in June 2013.

The following table presents information about our borrowings by the type of collateral pledged, and the fair value of such collateral as of the dates presented along with the corresponding weighted average interest rate and the effective cost of funds for the quarterly periods then ended:

Table 17
Quarterly Period Ended	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)		Weighted Average Interest Rate	Effective Cost of Funds (2)
June 30, 2013
Agency RMBS repurchase borrowings	$3,367,445	$3,533,248		0.43%	1.10%
Non-Agency RMBS repurchase borrowings (3)	577,652	792,500		2.16	2.27
Total repurchase borrowings	$3,945,097	$4,325,748		0.63%	1.24%
Securitized Debt	47,353	110,278		4.22%	4.22%
Total	$3,992,450	$4,436,026		0.67%	1.27%
March 31, 2013
Agency RMBS repurchase borrowings	$3,896,493	$4,096,389		0.45%	0.96%
Non-Agency RMBS repurchase borrowings (3)	446,848	639,956		2.15	2.20
Total repurchase borrowings	$4,343,341	$4,736,345		0.65%	1.11%
Securitized Debt	48,980	114,881	(4)	4.37%	4.37%
Total	$4,392,321	$4,851,226		0.68%	1.14%
December 31, 2012
Agency RMBS repurchase borrowings	$3,223,577	$3,389,701		0.48%	0.88%
Non-Agency RMBS repurchase borrowings	430,859	606,649		2.16	2.16
Total repurchase borrowings	$3,654,436	$3,996,350		0.67%	1.03%
September 30, 2012
Agency RMBS repurchase borrowings	$3,314,990	$3,491,639		0.44%	0.80%
Non-Agency RMBS repurchase borrowings	394,694	542,698		2.17	2.17
Total repurchase borrowings	$3,709,684	$4,034,337		0.65%	0.96%
June 30, 2012
Agency RMBS repurchase borrowings	$2,376,543	$2,503,509		0.38%	0.73%
Non-Agency RMBS repurchase borrowings	254,558	343,548		1.94	1.94
Total repurchase borrowings	$2,631,101	$2,847,057		0.53%	0.84%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS.

(2)
The effective cost of funds for the quarterly periods presented above is calculated on an annualized basis and includes the interest component for Swaps of $6,437, $4,139, $3,220, $2,075, and $1,762 for the quarterly period presented, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

(3)
The principal balance of repurchase borrowings includes $26,900 of repurchase borrowings collateralized by $44,834 of non-Agency RMBS, which are included in the fair value of collateral pledged, that were acquired in connection with the February 2013 securitization transaction. Such non-Agency RMBS are eliminated from our consolidated balance sheet in consolidation with the VIE. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)
Represents the fair value of the securitized mortgage loans held by the consolidated VIE, which loans in effect collateralize all of the securities issued in connection with the February 2013 securitization. The senior security, which was sold to a third party is presented on our consolidated balance sheet as securitized debt. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At June 30, 2013, haircuts ranged from a low of 3.0% to a high of 5.3% for our repurchase borrowings secured by Agency RMBS, and a low of 10.0% to a high of 50.0% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements are subject to financial covenants. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through June 30, 2013. At June 30, 2013, we had RMBS of $4,120,503 and cash of $205,245 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included a non-Agency RMBS with a fair value of $44,834 that was acquired in connection with our securitization transaction and are not included on our balance sheet, as such RMBS was eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as a component of “restricted cash.”
Cash Flows and Liquidity for the Six Months Ended June 30, 2013
Our cash and cash equivalents increased by $46,123 during the six months ended June 30, 2013, primarily reflecting $307,069 provided by financing activities, $49,798 provided by operating activities and $310,744 used for investing activities. We maintain cash and cash equivalents at levels that we believe will enable us to meet margin calls and other obligations as they come due. We held cash of approximately $195,699 at June 30, 2013. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of June 30, 2013:

Table 18
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,833,426	111,671	—	—	$3,945,097
Interest on repurchase agreements borrowings (1)	2,664	3,652	—	—	6,316
Total	$3,836,090	115,323	—	—	$3,951,413

(1)	Interest expense is calculated based on the interest rate in effect at June 30, 2013.
The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 12 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At June 30, 2013, we had securitized debt with a balance of $47,353 (and a fair value of $47,338) with a contractual interest rate of 4.00%. Our securitized debt is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay and, as such the securitized debt is non-recourse to us. As such, we have not included the securitized debt in the table above.
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
Non-GAAP Financial Measures
We have included in this Form 10-Q disclosures about our “operating earnings,” “operating earnings per common share,” “effective cost of funds,” “effective interest expense,” “effective interest income” and “effective net interest rate spread” which disclosures constitute non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that the non-GAAP financial measures presented, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our operating results. An analysis of any non-GAAP financial measures should be made in conjunction with results presented in accordance with GAAP.
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
We believe that the non-GAAP measures we present provide investors and other readers of our annual report on Form 10-K and our quarterly reports on Form 10-Q with a useful measure to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gains and losses from investments and interest rate derivatives. In addition, our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 19	Three Months Ended
	June 30, 2013		June 30, 2012
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$7,237	0.67%	$2,871	0.53%
Adjustment:
Net interest paid for Swaps	6,437	0.60%	1,762	0.31%
Effective interest expense/effective cost of funds	$13,674	1.27%	$4,633	0.84%
Weighted average balance of borrowings	$4,308,870		$2,192,868

	Six Months Ended
	June 30, 2013		June 30, 2012
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$13,454	0.68%	$4,232	0.52%
Adjustment:
Net interest paid for Swaps	10,576	0.53%	2,510	0.30%
Effective interest expense/effective cost of funds	$24,030	1.21%	$6,742	0.82%
Weighted average balance of borrowings	$4,005,303		$1,646,007

Table 20	Three Months Ended
	June 30, 2013		June 30, 2012
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$41,329	3.36%	$21,990	3.30%
Less: effective interest expense/effective cost of funds (1)	13,674	1.27%	4,633	0.84%
Effective net interest income	$27,655	2.09%	$17,357	2.46%
Weighted average balance of interest-earning assets	$4,868,365		$2,636,490

	Six Months Ended
	June 30, 2013		June 30, 2012
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$79,576	3.48%	$34,353	3.40%
Less: effective interest expense/effective cost of funds (1)	24,030	1.21%	6,742	0.82%
Effective net interest income	$55,546	2.27%	$27,611	2.58%
Weighted average balance of interest-earning assets	$4,546,429		$1,999,137

(1)	As reconciled in Table 19, above.

The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 21
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income/(loss) allocable to common stockholders	$(76,356)	$26,345	$(74,600)	$46,379
Adjustments: to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	47,508	(11,614)	31,713	(18,383)
Unrealized (gain)/loss on RMBS, net	134,822	(14,598)	167,870	(20,548)
Unrealized (gain)/loss on derivatives, net	(79,778)	13,792	(78,119)	14,362
Unrealized loss on securitized mortgage loans, net	3,473	—	625	—
Unrealized (gain) on securitized debt, net	(887)	—	(15)	—
Non-cash stock-based compensation expense	146	90	545	168
Realized (gain)/loss on Swap/Swaption terminations, net	(10,028)	(39)	(10,028)	(39)
Total adjustments to arrive at operating earnings	95,256	(12,369)	112,591	(24,440)
Operating earnings	$18,900	$13,976	$37,991	$21,939
Basic and diluted operating earnings per common share	$0.59	$0.66	$1.32	$1.39
Basic and diluted weighted average common shares outstanding	31,995,321	21,257,489	28,858,241	15,759,612

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at June 30, 2013. Information presented with respect to weighted average loan to value, weighted average FICO (or, Fair Isaac Corporation) score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 22	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	69	658	14	6	2	749
Current unpaid principal balance	$14,505	$134,368	$2,751	$1,184	$142	$152,950
Loan Attributes:
Weighted average loan age	63	72	78	95	107	71
Weighted average original loan-to-value	74.60%	79.78%	81.80%	80.53%	100.00%	79.35%
Weighted average original FICO	600	630	625	610	668	627
Net weighted average coupon rate	6.98%	5.76%	5.62%	5.16%	6.63%	5.87%
Current Performance:
Current	84.56%	80.73%	95.21%	52.78%	100.00%	81.15%
30 day delinquent	10.32%	11.42%	—%	13.20%	—%	11.12%
60 days delinquent	4.70%	2.83%	—%	34.02%	—%	3.20%
90+ days delinquent	0.42%	4.04%	4.79%	—%	—%	3.68%
Bankruptcy/foreclosure	—%	0.97%	—%	—%	—%	0.86%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at June 30, 2013. Information presented with respect to weighted average loan to value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 23	Year of Securitization (1)
	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of securities	14	30	40	44	25	153
Carrying value/estimated fair value	$101,247	$183,144	$191,741	$198,484	$76,408	$751,024
Amortized cost	$92,091	$162,199	$175,427	$189,825	$71,232	$690,774
Current par value	$131,345	$255,688	$247,979	$225,511	$85,771	$946,294
Carrying value to current par	77.08%	71.63%	77.32%	88.02%	89.08%	79.36%
Amortized cost to current par	70.11%	63.44%	70.74%	84.18%	83.05%	73.00%
Net weighted average security coupon	1.97%	0.68%	1.05%	1.53%	2.16%	1.32%
Loan Attributes:
Weighted average loan age (months)	76	88	99	110	128	99
Weighted average original loan-to-value	57.95%	71.52%	67.48%	74.13%	69.48%	69.14%
Weighted average original FICO	668	643	643	623	617	638
Current Performance:
60+ day delinquencies	32.89%	38.53%	35.68%	30.24%	25.68%	33.54%
Average credit enhancement (2)	17.64%	19.14%	35.47%	34.61%	28.29%	28.13%
3 month CRR (3)	4.43%	4.04%	3.23%	5.04%	5.22%	4.28%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended June 30, 2013. Information is based on loans for individual groups owned by us.
The mortgages underlying our non-Agency RMBS are located in various states across the United States. The following table presents the five largest states represented in the mortgages collateralizing our non-Agency RMBS at June 30, 2013 based on fair value:

Table 24
Property Location	Percent (1)
California	23.5%
New York	9.3%
Florida	9.3%
Texas	6.2%
New Jersey	3.7%
Other (2)	48.0%
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.34% of the total.
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
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments to mitigate the impact of increases in interest rates. Increases in interest rates may impact the cost of our repurchase borrowings and reduce the value of our Agency RMBS. Our hedges are not designed to protect against market value fluctuations in our assets caused by changes in the spread between our investments and other benchmark rates such as Swaps and Treasury bonds. Therefore, the risk of adverse spread changes is inherent to our business. Our asset composition and general market conditions may cause the amount of interest rate protection provided by our derivatives to vary considerably over time. We also may utilize a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
Interest Rate Cap Risk
Certain of our non-Agency RMBS are collateralized by ARMs, which are generally subject to interest rate caps, which could cause such non-Agency RMBS to acquire characteristics similar to fixed-rate securities if interest rates were to rise above the cap levels. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM. These caps could result in us receiving less income on such assets than we would incur for interest expense on borrowings to finance such investments. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”
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
Our pass-through Agency RMBS, which comprise the substantial majority of our investment portfolio, are fixed-income securities. In general, as market interest rates increase, the market prices for fixed-income securities generally decrease and the duration of such assets extend; conversely, as market interest rates decrease, the market prices for fixed-income securities generally increase and the duration of such assets is reduced. Duration measures the sensitivity of the price of fixed-income securities to a change in interest rates and is expressed as a number of years. We monitor the duration of our Agency RMBS and derivatives, including Swaps, using empirical data as well as third party models and may adjust our portfolio to maintain duration at a level we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of the fixed rate mortgages underlying our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with little, insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate derivatives and net interest income at June 30, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience.

Table 25
Basis Point Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
+100	(7.44)%	(0.32)%
+50	(3.14)%	(0.17)%
(50)	2.35%	0.03%
(100)	(0.89)%	(0.53)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2013. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of June 30, 2013, see Note 8 to the consolidated financial statements included under Item in this Quarterly Report on Form 10-Q.
We enter into Swaps, Swaptions and TBA Contracts to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement in connection with Swaps and TBA Contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps per counterparty. In the event that a Swap or TBA Contract counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged by us exceeds the unrealized loss on the associated Swaps or TBA Contract to the extent that we are not able to recover such excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap or could lose the amount by which the Swaption is in-the-money.
During the past several years, certain of our repurchase agreement and Swap counterparties in the United States and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefitted from accommodative monetary policy of Central Banks.
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at June 30, 2013:

Table 26
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	9	$1,854,399	$55,164	$197,854	4.1%
Canada (2)	2	418,307	—	71,891	1.5%
	11	2,272,706	55,164	269,745	5.6%
Europe :(2)
Germany	1	259,524	—	18,322	0.4%
Switzerland	1	162,757	—	33,856	0.7%
United Kingdom	2	320,222	(1,593)	20,577	0.4%
Netherlands	1	236,030	—	13,668	0.3%
	5	978,533	(1,593)	86,423	1.8%
Asia :(2)
Japan	3	693,858	11,662	32,729	0.7%
Total Counterparty Exposure	19	$3,945,097	$65,233	$388,897	8.1%

(1)
Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings and associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged to us, the fair value of our Swaptions.

(2)
Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

We maintain cash deposits with what we believe to be high credit quality financial institutions. At June 30, 2013, we had cash of $195,699, primarily comprised of cash on deposit with our prime broker domiciled in the United States, substantially all of which was in excess of applicable insurance limits.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2013, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

August 7, 2013

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)