Form 10-Q
period 2013-09-30
Apollo Residential Mortgage, Inc.
filed 2013-11-07
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 4, 2013, there were 32,038,970 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash	$142,242	$149,576
Restricted cash	60,996	93,641
Residential mortgage-backed securities, at fair value (of which $3,185,374 and $3,940,913 pledged as collateral, respectively)	3,378,342	4,231,291
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	109,586	—
Other investment securities, at fair value (of which $11,712 and $0 pledged as collateral, respectively)	11,712	—
Investment related receivables	3,684	—
Interest receivable	10,048	11,341
Deferred financing costs, net	914	346
Derivative instruments, at fair value	52,664	750
Other assets	956	976
Total Assets	$3,771,144	$4,487,921

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$2,881,680	$3,654,436
Non-recourse securitized debt, at fair value	46,003	—
Investment related payables	91	50,032
Obligation to return cash held as collateral	42,381	—
Accrued interest payable	7,155	6,774
Derivative instruments, at fair value	6,172	23,184
Payable to related party	3,770	4,295
Dividends payable	16,714	30,675
Accounts payable and accrued expenses	2,135	1,742
Total Liabilities	$3,006,101	$3,771,138

Commitments and Contingencies (Note 12)	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,037,408 and 24,205,972 shares issued and outstanding, respectively	320	242
Additional paid-in capital	791,619	619,399
Retained earnings/(accumulated deficit)	(26,965)	97,073
Total Stockholders’ Equity	$765,043	$716,783
Total Liabilities and Stockholders’ Equity	$3,771,144	$4,487,921

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Residential mortgage-backed securities	$32,013	$26,438	$107,959	$60,791
Securitized mortgage loans	2,324	—	5,954	—
Other investment securities	79	—	79	—
Total Interest Income	34,416	26,438	113,992	60,791
Interest Expense:
Repurchase agreements	(6,299)	(4,289)	(18,935)	(8,521)
Securitized debt	(490)	—	(1,308)	—
Total Interest Expense	(6,789)	(4,289)	(20,243)	(8,521)

Net Interest Income	27,627	22,149	93,749	52,270

Other Income/(Loss):
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(16,596)	13,861	(48,309)	32,244
Unrealized gain/(loss) on residential mortgage-backed securities, net	28,143	54,913	(139,727)	75,461
Unrealized (loss) on securitized debt	(428)	—	(413)	—
Unrealized gain/(loss) on securitized mortgage loans	537	—	(88)	—
Unrealized gain on other investment securities	116	—	116	—
Gain/(loss) on derivative instruments, net (includes ($27,572), ($9,831), $50,547 and ($24,192) of unrealized gains/(losses), respectively)	(21,687)	(16,653)	55,884	(33,486)
Other, net	4	16	72	25
Other Income/(Loss), net	(9,911)	52,137	(132,465)	74,244

Operating Expenses:
General and administrative (includes $207, $105, $752 and $274 of non-cash stock based compensation, respectively)	(3,089)	(1,858)	(8,374)	(5,211)
Management fee – related party	(2,941)	(2,031)	(8,651)	(4,386)
Total Operating Expenses	(6,030)	(3,889)	(17,025)	(9,597)

Net Income/(Loss)	$11,686	$70,397	$(55,741)	$116,917
Preferred Stock Dividends Declared	(3,450)	—	(10,350)	—
Net Income/(Loss) Allocable to Common Stock and Participating Securities	$8,236	$70,397	$(66,091)	$116,917
Earnings/(Loss) per Common Share – Basic and Diluted	$0.25	$2.91	$(2.22)	$6.28

Dividends Declared per Share of Common Stock	$0.40	$0.85	$1.80	$2.35

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Retained Earnings/(Accumulated Deficit)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783
Issuance of common stock, net of expenses	—	—	7,820,000	78	171,468	—	171,546
Grant of restricted common stock to independent directors	—	—	6,748	—	—	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	4,688	—	—	—	—
Equity based compensation expense	—	—	—	—	752	—	752
Net (loss)	—	—	—	—	—	(55,741)	(55,741)
Dividends on preferred stock	—	—	—	—	—	(10,350)	(10,350)
Dividends on common stock	—	—	—	—	—	(57,947)	(57,947)
Balance at September 30, 2013	6,900,000	$69	32,037,408	$320	$791,619	$(26,965)	$765,043

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income/(loss)	$(55,741)	$116,917
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Premium amortization/(discount accretion), net	6,430	1,277
Amortization of deferred financing costs	276	208
Equity based compensation expense	752	274
Unrealized (gain)/loss on mortgage-backed securities, net	139,727	(75,461)
Unrealized loss on securitized mortgage loans	88	—
Unrealized (gain)/loss on derivative instruments, net	(50,547)	24,192
Unrealized loss on securitized debt	413	—
Unrealized (gain) on other investment securities	(116)	—
Realized (gain) on sales of mortgage-backed securities	(38,967)	(32,589)
Realized loss on sales of mortgage-backed securities	87,276	345
Realized (gain) on derivative instruments	(22,807)	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	1,293	(7,771)
(Increase) in other assets	(140)	(486)
Increase in accrued interest payable	381	2,297
Increase in accounts payable and accrued expenses	611	91
Increase/(decrease) in payable to related party	(252)	3,469
Net cash provided by operating activities	$68,677	$32,763
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(2,853,873)	$(4,706,637)
Proceeds from sales of mortgage-backed securities	3,158,876	1,602,342
Purchases of mortgage loans, simultaneously securitized	(113,038)	—
Purchase of other investment securities	(12,000)	—
(Increase)/decrease in restricted cash related to investing activities	30,685	(32,230)
Increase in collateral held related to investing activities	42,381	—
Principal payments received on mortgage-backed securities	301,763	145,004
Principal payments received on securitized mortgage loans	3,333	—
Principal payments received on other investment securities	404	—
Proceeds from sale of derivative instruments	23,814	—
Purchase of interest rate swaptions	(21,297)	—
Other, net	33	—
Net cash provided/(used) in investing activities	$561,081	$(2,991,521)
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$15,646,628	$10,927,162
Repayments of repurchase agreement borrowings	(16,419,385)	(8,252,458)
(Increase)/decrease in restricted cash related to financing activities	1,960	(15,919)
Proceeds from issuance of securitized debt	50,375	—
Principal payments on securitized debt	(4,785)	—
Payments made for securitization/deferred financing costs	(826)	(78)
Dividends paid on preferred stock	(11,922)	—
Proceeds from issuance of preferred stock	—	172,500
Dividends paid on common stock	(70,336)	(28,923)
Proceeds from issuance of common stock	172,040	250,200
Payment of costs to issue preferred and common stock	(825)	(6,581)
Deferred financing costs expensed/incurred, net	$(16)	$—
Net cash provided/(used) by financing activities	$(637,092)	$3,045,903
Net increase/(decrease) in cash	(7,334)	87,145
Cash at beginning of period	149,576	44,407
Cash at end of period	$142,242	$131,552
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$20,314	$6,780
Supplemental disclosure of non-cash investing/financing activities:		—
Residential mortgage-backed securities (purchased)/sold not settled, net	$(91)	$20,240
Due from broker	$1,657	$1,952
Dividends and dividend equivalent rights declared, not yet paid	$16,714	$20,628
Payable for issuance of preferred and common stock	$104	$538
Deferred financing costs not yet paid	$15	$—
Derivative termination fee receivable for unsettled trades	$1,910	$—

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)
References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by an Agency while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter generally adjust annually based on an increment over a specified interest rate index; “Agency IOs” and “Agency Inverse IOs” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; and “TBA Shorts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the United States. Through September 30, 2013, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS, securitized mortgage loans and other investment securities. Over time, we may invest in a broader range of other residential mortgage and mortgage related assets.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (or, the SEC) on March 7, 2013. Our results of operations for the quarterly period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.
We currently operate as one business segment.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At September 30, 2013 and December 31, 2012, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the United States) substantially all of which was in excess of applicable insurance limits.
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
(d) Restricted Cash
Restricted cash represents cash held by our counterparties as collateral against our interest rate swaps (or, Swaps), repurchase agreement borrowings or other derivative instruments. Restricted cash is not available for general corporate purposes but may be applied against amounts due to counterparties under our Swaps and repurchase agreement borrowings, or returned to us when our collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.
(e) Residential Mortgage-Backed Securities, Securitized Mortgage Loans and Other Investment Securities
Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO securities and Agency Inverse IO securities representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
Other Investment Securities
At September 30, 2013, our other investment securities were comprised of investments in Freddie Mac's Structured Agency Credit Risk debt notes (or, STACR notes). The STACR notes represent unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR notes are included in “other investment securities, at fair value” on our consolidated balance sheet. Interest income on the STACR notes is included in “interest income on other investment securities” and changes in the estimated fair value of the security are included in “unrealized gain on other investment securities” on our consolidated statement of operations.
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
Designation and Fair Value Option Election
Our investment securities are designated as available-for-sale. To date, we have elected the fair value option for all of our investment securities at the time of purchase and, as a result, record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have sold and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. Realized gains and losses on the sale of investment securities are recorded in earnings using the specific identification method.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

We believe that our election of the fair value option for our investment securities, securitized mortgage loans and securitized debt improves financial reporting, as such treatment is consistent with how we present changes in the fair value of our Swaps, interest rate swaptions (or, Swaptions) and TBA Contracts, all of which are derivative instruments, through earnings.
Determination of Fair Value
To determine the fair value of our investment securities and securitized debt, we obtain third-party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes obtained, we compare such quotes to valuations received from a third-party pricing service.
We estimate the fair value of our securitized mortgage loans based upon an estimated price that would be received for the mortgage loans if sold into a securitization, which was considered to be the most advantageous market for such assets for the periods presented. To value our securitized mortgage loans, we estimate the cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates and certain unobservable inputs, such as estimated future prepayment speeds, default rates and loss severities, which inputs are significant in arriving at the estimate of cash flows. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be categorized as Level III in the fair value hierarchy.
Impairments
RMBS and Other Investment Securities: We have elected the fair value option for our RMBS. As such, all changes in the market value of our RMBS are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Note 4.)
Securitized Mortgage Loans: We have elected the fair value option for our securitized mortgage loans. As such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including OTTI, if any. On at least a quarterly basis, we evaluate the collectability of both interest and principal, to determine whether loans presented as securitized mortgage loans are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at the time of acquisition plus all additional cash flows expected to be collected arising from changes in assumptions subsequent to acquisition. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when income and the amortized cost basis of the loan becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. (See Note 5.)
(f) Interest Income Recognition
Investment Securities
Interest income on Agency pass-through RMBS and other investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS and non-Agency RMBS rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For pass-through

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Agency RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on pass-through Agency RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
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
Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
Securitized Mortgage Loans
Interest income on securitized mortgage loans is recognized based on the effective interest method, whereby we accrete the portion of purchase discount that is not considered to be credit discount into income over the life of the related loan. The effective yield on securitized mortgage loans is based on projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment speeds, the timing and amount of expected credit losses and other factors. On at least a quarterly basis, our Manager reviews and, if appropriate, makes adjustments to cash flow projections based on input and analysis received from external sources, internal models and our Manager’s judgment about interest rates, prepayment speeds, home prices, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such loans and/or the recognition of an OTTI.
(g) Variable Interest Entities
VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIE’s economic performance may be determined by an entity’s involvement with the design of the VIE.
We consolidate a VIE when we determine that we are the primary beneficiary of such VIE. We are required to re-evaluate whether to consolidate a VIE each reporting period, based upon the facts and circumstances pertaining to the VIE during such period.
In February 2013, we purchased a pool of residential mortgage loans and simultaneously completed a securitization transaction collateralized by such mortgage loans. In determining the accounting treatment to be applied to this securitization transaction, we evaluated whether the trust used to facilitate the transaction was a VIE and, if so, whether it should be

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

consolidated. Based on our evaluation, we concluded that the trust was a VIE which should be consolidated by us. (See Note 13.)
(h) Deferred Financing Costs
Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. We incurred such costs in connection with our repurchase agreements and, beginning in February 2013, in connection with our whole-loan securitization transaction and issuance of beneficial interests by the consolidated VIE. Our deferred financing costs may include legal, accounting and other related fees. These deferred charges are included on our consolidated balance sheet as a component of “deferred financing costs, net.” The amortization of deferred charges associated with our securitized debt is adjusted to reflect actual repayments of the securitized debt. (See Note 13.)
(i) Earnings Per Share
Basic earnings per share is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. Our basic and diluted earnings per share are the same, as we did not have any dilutive securities outstanding for any of the periods presented. (See Note 16.)
(j) Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, which to date have been comprised of Swaps, Swaptions and TBA Contracts, as part of our interest rate risk management. We view our derivative instruments as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and/or the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in the consolidated statement of operations in the line item “gain/(loss) on derivative instruments, net.”
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS, by a specified issuer and for a specified face amount, coupon and stated maturity, at a predetermined price on the date stated in the contract. The particular Agency RMBS (i.e., Committee on Uniform Securities Identification Procedures, or CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which exception is provided if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in the consolidated statements of operations in the line item “gain/(loss) on derivative instruments, net.”
(k) Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. With the exception of securities obtained in connection with our securitization that are eliminated in consolidation, through September 30, 2013, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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
We have elected to treat one subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and are subject to federal and state income tax at regular corporate tax rates. The TRS, which is a wholly owned subsidiary, was established in connection with the purchase of the pool of residential mortgage loans in February 2013 and securitization transaction as discussed in Notes 5 and 13.
(n) Recent Accounting Pronouncements
Accounting Standards Adopted by us During the Nine Months Ended September 30, 2013
In December 2011, the Financial Accounting Standards Board (or, FASB) issued guidance to enhance disclosures about financial instruments and derivative instruments that are either (1) offset or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Under the guidance, an entity is required to disclose quantitative information relating to recognized assets and liabilities that are offset or subject to an enforceable master netting arrangement or similar agreement, including the gross amounts of those recognized assets and liabilities, the amounts offset to determine the net amount presented in the statement of financial position and the net amount presented in the statement of financial position. With respect to amounts subject to an enforceable master netting arrangement or similar agreement which are not offset, disclosure is required of the amounts related to recognized financial instruments and other derivative instruments, the amount related to financial collateral (including cash collateral), and the overall net amount after considering amounts that have not been offset. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and retrospective application is required. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2013, the FASB issued guidance to clarify the scope of disclosures about offsetting assets and liabilities. The amendments clarify that the scope of guidance issued in December 2011 to enhance disclosures around financial instruments and derivative instruments that are either (1) offset, or (2) subject to a master netting arrangement or similar agreement, irrespective of whether they are offset, applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for interim and annual periods beginning on or after January 1, 2013. As the amendments are limited to disclosure only, the adoption of this guidance did not have a material impact on our consolidated financial statements. (See Note 9.)
Accounting Standards Issued but Not Yet Adopted
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity's status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013 and earlier application is prohibited. The new guidance prohibits REITs from qualifying for investment company accounting; as such, we have determined that we will not meet the definition of an investment company under this standard when adopted.
Note 3 – Fair Value of Financial Instruments
We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Levels I, II and III, as defined below). We are required to provide enhanced disclosures regarding instruments in the Level III category, including a separate reconciliation of the beginning and ending balances for each major category of assets and liabilities. GAAP provides a framework for measuring estimated fair value and for providing financial statement disclosure requirements for fair value measurements. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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
Agency, non-Agency RMBS, TBA Contracts, Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, securitized debt and other investment securities we obtain third-party broker quotes which, while non-binding, are indicative of fair value. To validate the

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third-party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment speeds and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS and TBA Contracts as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS, securitized debt and other investment securities are categorized as Level III.
Securitized Mortgage Loans
The fair value of our securitized mortgage loans at September 30, 2013 is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III.
Swaps and Swaptions
We determine the estimated fair value of our Swaps and Swaptions based on market valuations obtained from a third-party with expertise in valuing such instruments. With respect to Swap valuations, the expected future cash flows are determined for the fixed and floating rate leg of the Swap. To arrive at the expected cash flows for the fixed leg of a Swap, the coupon rate stated in the Swap agreement is used and to arrive at the expected cash flows for the floating leg, the forward rates derived from raw yield curve data is used. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors and the fixed and floating leg valuations are netted to arrive at a single valuation for the Swap at the valuation date. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are observable and, as such, their valuations are categorized as Level II in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Fair Value Accounting
The following tables present our financial instruments carried at estimated fair value as of September 30, 2013 and December 31, 2012 on our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at September 30, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,260,522	$1,117,820	$3,378,342
Securitized mortgage loans	—	—	109,586	109,586
Other investment securities	—	—	11,712	11,712
Swaps/Swaptions		52,664	—	52,664
Total	$—	$2,313,186	$1,239,118	$3,552,304
Liabilities:
Swaps	$—	$6,172	$—	$6,172
Non-recourse securitized debt	—	—	46,003	46,003
Total	$—	$6,172	$46,003	$52,175

	Estimated Fair Value at December 31, 2012
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,626,094	$605,197	$4,231,291
Swaption	—	750	—	750
Total	$—	$3,626,844	$605,197	$4,232,041
Liabilities:
Swaps	$—	$23,184	$—	$23,184
Total	$—	$23,184	$—	$23,184
Our non-Agency RMBS, securitized mortgage loans, other investment securities and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the carrying value of our non-Agency RMBS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$751,024	$367,825	$605,197	$112,346
Purchases	398,605	184,863	630,083	485,994
Sales	(9,937)	(3,558)	(75,500)	(41,616)
Principal repayments	(36,163)	(21,985)	(84,772)	(44,855)
Realized gains, net	1,770	396	11,500	3,928
Unrealized gains, net (1)	1,172	26,568	4,087	27,942
Discount accretion	11,349	6,945	27,225	17,315
Ending balance	$1,117,820	$561,054	$1,117,820	$561,054

(1)
Includes unrealized losses that have been classified as other-than-temporary impairments of $696 and $59 for the three months ended September 30, 2013 and September 30, 2012, respectively and $2,227 and $2,567 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$110,278	$—
Purchases	—	113,038
Principal repayments	(1,282)	(3,333)
Unrealized gain/(loss)	537	(88)
Discount adjustment	53	(31)
Ending balance	$109,586	$109,586
The following table presents a summary of changes in the carrying value of our other investment securities:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$—	$—
Purchases	12,000	12,000
Principal repayments	(404)	(404)
Unrealized gain	116	116
Ending balance	$11,712	$11,712
The following table presents a summary of the changes in the carrying value of our securitized debt for the periods presented:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning balance	$47,338	$—
Debt issued during the period	—	50,375
Principal paid	(1,763)	(4,785)
Change in fair value	428	413
Ending balance	$46,003	$46,003
The following table presents the key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at September 30, 2013:

Assumption	Weighted Average	Range
Default rate	5.55%	—%	to	11.03%
Loss severity	50.47%	—%	to	66.33%
Voluntary prepayments	1.38%	—%	to	1.68%
Discount rate	8.64%	3.49%	to	15.00%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	3,684	3,684	—	—
Financial liabilities:
Repurchase agreements	2,881,680	2,881,808	3,654,436	3,654,475
Investment related payable (1)	91	91	50,032	50,032

(1)	Carrying value approximates fair value due to the short-term nature of the item.
To determine the estimated fair value of our borrowings under repurchase agreements, the remaining contractual cash flows from such borrowings are discounted at interest rates that are reflective of interest rates in the market place for repurchase borrowings at the valuation date. Such rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 66 days and 20 days at September 30, 2013 and December 31, 2012, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities and Other Investment Securities
(a) The following tables present certain information about our RMBS portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Principal Balance	Unamortized Premium/ (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
ARM - RMBS	$12,337	$827	$13,164	$13,089	$—	$(75)	4.09%	1.77%
3.5% Coupon	468,755	30,771	499,526	477,308	—	(22,218)	3.50%	2.49%
4.0% Coupon	1,514,596	131,741	1,646,337	1,587,384	—	(58,953)	4.00%	2.51%
4.5% & 5.0% Coupons	54,328	4,401	58,729	58,624	32	(137)	4.59%	3.12%
	2,050,016	167,740	2,217,756	2,136,405	32	(81,383)	3.90%	2.52%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	53,640	1,428	55,068	55,478	410	—	3.00%	2.45%
Agency IOs (4)	—	—	42,962	43,272	1,961	(1,651)	3.93%	13.66%
Agency Inverse IOs (4)	—	—	28,403	25,367	—	(3,036)	6.37%	16.06%
Total Agency	2,103,656	169,168	2,344,189	2,260,522	2,403	(86,070)	4.05%	2.88%
Non-Agency RMBS	1,356,359	(300,657)	1,055,702	1,117,820	69,877	(7,759)	1.24%	6.87%
Total RMBS	$3,460,015	$(131,489)	$3,399,891	$3,378,342	$72,280	$(93,829)	3.11%	4.11%

	December 31, 2012
	Principal Balance	Unamortized Premium/ (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$1,228,402	$78,623	$1,307,025	$1,318,375	$11,396	$(46)	3.50%	2.40%
4.0% Coupon	1,406,138	113,864	1,520,002	1,543,258	23,860	(604)	4.00%	2.62%
4.5% & 5.0% Coupons	271,764	17,016	288,780	302,156	13,376	—	4.53%	3.08%
	2,906,304	209,503	3,115,807	3,163,789	48,632	(650)	3.84%	2.53%
Agency RMBS - 15-20 Year Mortgages:
3.0% Coupon	159,605	7,181	166,786	169,172	2,386	—	3.00%	1.98%
3.5% Coupon	221,949	12,883	234,832	239,207	4,375	—	3.50%	2.30%
	381,554	20,064	401,618	408,379	6,761	—	3.29%	2.17%
Agency IOs (4)	—	—	5,709	5,880	226	(56)	3.84%	3.39%
Agency Inverse IOs (4)	—	—	48,287	48,046	312	(552)	6.33%	14.43%
Total Agency	3,287,858	229,567	3,571,421	3,626,094	55,931	(1,258)	3.96%	2.69%
Non-Agency RMBS	817,250	(267,857)	549,393	605,197	56,260	(456)	1.19%	7.86%
Total RMBS	$4,105,108	$(38,290)	$4,120,814	$4,231,291	$112,191	$(1,714)	3.45%	3.38%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $91 and $49,965 at September 30, 2013 and December 31, 2012, respectively, with an estimated fair value of $92 and $50,043, respectively at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(e).

(2)
Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $2,747 and $553 for the three months ended September 30, 2013 and 2012, respectively and $7,699 and $3,308 for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At September 30, 2013 and December 31, 2012, our Agency IOs had a notional balance of $429,204 and $47,182, respectively and our Agency Inverse IOs had a notional balance of $155,676 and $257,187, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) The following table presents information about our RMBS that were in an unrealized loss position at September 30, 2013:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$2,034,084	$(77,710)	55	$77,997	$(3,598)	2
Agency IOs	21,834	(1,651)	4	—	—	—
Agency Inverse IOs	22,301	(3,036)	14	—	—	—
ARM - RMBS	13,089	(75)	2	—	—	—
Total Agency RMBS	2,091,308	(82,472)	75	77,997	(3,598)	2
Non-Agency RMBS	403,757	(7,568)	62	3,438	(191)	1
Total RMBS	$2,495,065	$(90,040)	137	$81,435	$(3,789)	3
(c) The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Agency RMBS	$28,151	$(11,207)	$16,944	$105,842	$(33,657)	$72,185
Non-Agency RMBS	3,720	11,349	15,069	8,549	27,225	35,774
Total	$31,871	$142	$32,013	$114,391	$(6,432)	$107,959

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Agency RMBS	$25,211	$(7,888)	$17,323	$58,377	$(18,592)	$39,785
Non-Agency RMBS	2,104	7,011	9,115	3,691	17,315	21,006
Total	$27,315	$(877)	$26,438	$62,068	$(1,277)	$60,791

(1)
The amount of premium amortization on Agency RMBS purchased prior to July 1, 2013, reflect our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of premium amortization on Agency RMBS purchased subsequent to June 30, 2013 reflect actual prepayments. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed and may be revised, on at least a quarterly basis.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) The following tables present components of net realized gains/(losses) and the change in net unrealized gains/(losses) on our RMBS portfolio for the periods presented:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Agency Pass-throughs	$(18,537)	$28,052	$(60,387)	$(135,611)
Agency IOs	1,320	(2,182)	1,380	(21)
Agency Inverse IOs	(1,149)	1,176	(802)	(8,107)
ARM - RMBS	—	(75)	—	(75)
Non-Agency RMBS	1,770	1,172	11,500	4,087
Total	$(16,596)	$28,143	$(48,309)	$(139,727)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Realized Gains/(Losses)	Unrealized Gains/(Losses)	Realized Gains/(Losses)	Unrealized Gains/(Losses)
Agency Pass-throughs	$12,657	$29,078	$27,193	$48,174
Agency IOs	770	(375)	940	(199)
Agency Inverse IOs	38	(358)	183	(456)
Non-Agency RMBS	396	26,568	3,928	27,942
Total	$13,861	$54,913	$32,244	$75,461

(e) The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Nine Months Ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(123,026)	$(144,831)
Accretion of discount	—	27,225
Realized credit losses	2,705	—
Purchases	(27,350)	(76,838)
Sales and other	30,840	12,538
OTTI recognized in earnings	(2,227)	—
Transfers/release of credit reserve	(10,177)	10,177
Balance at end of period	$(129,235)	$(171,729)

(1)
At September 30, 2013, our non-Agency RMBS had gross discounts of $300,964, which included credit discounts of $123,681 and OTTI of $5,554. At December 31, 2012, our non-Agency RMBS had gross discounts of $267,857, which included credit discounts of $119,276 and OTTI of $3,750.

In July 2013, we invested $12,000 in STACR notes. STACR notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR notes pay interest monthly at a rate of one-month London Interbank Offer Rate (or, LIBOR) plus 3.4%. At September 30, 2013, our STACR notes had a coupon rate of 3.59%, a principal balance of $11,596 and an estimated fair value of $11,712.
Note 5 – Securitized Mortgage Loans
Securitized mortgage loans are carried at estimated fair value. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts. In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038; prior to February 2013, we did not have any securitized mortgage loans. Our securitized mortgage loan pool at September 30, 2013 was comprised of seasoned, fully amortizing, negatively amortizing

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. We appointed the servicer who is responsible for servicing our securitized mortgage loans, which servicer may, over time, modify certain provisions of the loans in order to mitigate losses. At the time of purchase through September 30, 2013, substantially all of the purchase discount associated with our securitized mortgage loans was considered to be credit related. At September 30, 2013, the amortized cost of our securitized mortgage loans was $109,674. (See Note 13.)
The following table presents a summary of the changes in the carrying value of securitized loans held for investment for the periods presented:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance beginning of period	$110,278	$—
Purchases during the period	—	113,038
Principal repayments	(1,282)	(3,333)
Purchase and discount adjustments, net	53	(31)
Unrealized (gain)/loss during the period	537	(88)
Balance at end of period	$109,586	$109,586
The following table presents the five largest states represented in our securitized mortgage loans at September 30, 2013 based on principal balance:

Property Location	Concentration	Principal Balance
California	20.8%	$31,377
Florida	13.7	20,804
Maryland	12.1	18,317
Texas	7.7	11,724
New Jersey	7.3	11,123
Other	38.4	58,038
Total	100.0%	$151,383
Note 6 – Receivables
Interest Receivable
The following table presents our interest receivable by investment category at September 30, 2013 and December 31, 2012:

Asset	September 30, 2013	December 31, 2012
Agency RMBS, Fannie Mae	$4,800	$7,082
Agency RMBS, Freddie Mac	3,695	3,755
Agency RMBS, Ginnie Mae	—	108
Non-Agency RMBS	842	396
Total RMBS interest receivable	9,337	11,341
Securitized mortgage loans	704	—
Other investment securities	7	—
Total interest receivable	$10,048	$11,341

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Investment Related Receivables
The following table presents the components of our investment related receivables at September 30, 2013:

September 30, 2013
Unsettled terminations of Swaps	1,910
Principal payments due from broker for non-Agency RMBS	1,774
Total investment related receivables	$3,684
We had no investment related receivables at December 31, 2012.
Note 7 – Borrowings Under Repurchase Agreements
As of September 30, 2013, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $2,881,680 with 17 counterparties. At September 30, 2013 and December 31, 2012, we had approximately $163 and $346, respectively, of deferred financing costs associated with repurchase borrowings, which amounts are included on our consolidated balance sheet as a component of deferred financing costs, net.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms ranging from one to six months, but in some cases have initial terms that are longer or shorter. The following table presents certain characteristics of our repurchase agreements at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
Securities Financed	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Agency RMBS	$1,989,518	0.41%	40	$3,223,577	0.47%	15
Non-Agency RMBS (1)	884,362	2.00	124	430,859	2.06	58
Other investment securities	7,800	1.76	25	—	—	0
Total	$2,881,680	0.90%	66	$3,654,436	0.65%	20

(1)
Includes $27,014 of repurchase borrowings collateralized by non-Agency RMBS of $45,023 that are eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following table presents repricing information about our borrowings under repurchase agreements, which does not reflect the impact of our Swaps or Swaptions, at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,833,092	0.77%	$3,461,595	0.60%
> 30 days to 60 days	127,766	1.81	110,670	1.30
> 60 days to 90 days	9,637	2.01	28,197	2.12
> 90 days to 120 days	730,789	0.87	29,602	2.07
> 120 days to 360 days	164,788	1.61	24,372	2.08
> 360 days	15,608	2.25	—	—
Total	$2,881,680	0.90%	$3,654,436	0.65%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents the contractual maturity of our repurchase agreements at September 30, 2013, which does not reflect the impact of our Swaps or Swaptions:

Time Until Contractual Maturity	Balance	Weighted Average Interest Rate
Within 30 days	$1,697,625	0.63%
> 30 days to 60 days	127,766	1.81
> 60 days to 90 days	9,637	2.01
> 90 days to 120 days	730,789	0.87
> 120 days to 360 days	164,788	1.61
> 360 days	151,075	2.42
Total	$2,881,680	0.90%
Note 8 – Collateral Positions
The following table presents the fair value of our collateral positions, which includes collateral we pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$2,710	$42,381	$33,395	$—
Repurchase agreement borrowings:
Agency RMBS	2,068,716	—	3,335,472	—
Non-Agency RMBS (2)	1,157,499	—	600,632	—
Other investment securities	11,712	—	—	—
Restricted cash	58,286	—	60,246	—
	3,296,213	—	3,996,350	—
Clearing margin:
Agency RMBS	4,182	—	4,809	—
Total	$3,303,105	$42,381	$4,034,554	$—

(1)
Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and, therefore is included in cash on our consolidated balance sheet.

(2)	Includes non-Agency RMBS of $45,023 that are eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present information about our collateral pledged, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$2,068,716	$2,144,802	$6,437	$2,075,153
Non-Agency RMBS (1)	1,157,499	1,095,967	1,057	1,158,556
Other investment securities	11,712	11,596	7	11,719
Cash (2)	58,286	—	—	58,286
	3,296,213	3,252,365	7,501	3,303,714
Cash pledged for derivatives (2)	2,710	—	—	2,710
Agency RMBS pledged for clearing margin	4,182	4,359	12	4,194
Total	$3,303,105	$3,256,724	$7,513	$3,310,618

	December 31, 2012
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,335,472	$3,283,264	$9,658	$3,345,130
Non-Agency RMBS	600,632	544,975	393	601,025
Cash (2)	60,246	—	—	60,246
	3,996,350	3,828,239	10,051	4,006,401
Cash pledged for derivatives (2)	33,395	—	—	33,395
Agency RMBS pledged for clearing margin	4,809	4,780	13	4,822
Total	$4,034,554	$3,833,019	$10,064	$4,044,618

(1)
Includes a non-Agency RMBS from a consolidated VIE at September 30, 2013, that was eliminated from our consolidated balance sheet. This RMBS had a fair value of $45,023 , an amortized cost of $45,595 and interest receivable of $231, all of which were eliminated in consolidation.

(2)	Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheets.
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or an early termination event occurs pursuant to one of our Swaps or repurchase agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps or repurchase agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps or repurchase agreements would be immediately payable by us. Through September 30, 2013, we remained in compliance with all of all our financial covenants. (See Note 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Offsetting Assets and Liabilities
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at September 30, 2013 and December 31, 2012:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
September 30, 2013
Swaps and Swaptions, at fair value	$52,664	$—	$52,664	$(3,736)	$(42,381)	$6,547
	$52,664	$—	$52,664	$(3,736)	$(42,381)	$6,547
December 31, 2012
Swaps and Swaptions, at fair value	$750	$—	$750	$(750)	$—	$—
	$750	$—	$750	$(750)	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
September 30, 2013
Swaps and Swaptions, at fair value	$6,172	$—	$6,172	$(3,736)	$(2,436)	$—
Repurchase agreements	2,881,680	—	2,881,680	(2,881,680)	—	—
	$2,887,852	$—	$2,887,852	$(2,885,416)	$(2,436)	$—
December 31, 2012
Swaps and Swaptions, at fair value	$23,184	$—	$23,184	$(750)	$(22,434)	$—
Repurchase agreements	3,654,436	—	3,654,436	(3,654,436)	—	—
	$3,677,620	$—	$3,677,620	$(3,655,186)	$(22,434)	$—

(1)
Amounts represent interest rate derivatives in an asset position which could potentially be offset against interest rate derivatives in a liability position at September 30, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,237,927 (which includes $45,023 of RMBS that are not included in our consolidated balance sheet, as such assets are eliminated in consolidation with a VIE) and $3,936,104 at September 30, 2013 and December 31, 2012, respectively.

(4)
Total cash pledged against our Swaps was $2,710 and $33,395 at September 30, 2013 and December 31, 2012, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $58,286 and $60,246 at September 30, 2013 and December 31, 2012, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Nature of Set-off Rights
In our consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis. Certain of our repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
Note 10 – Derivative Instruments
We are exposed to changing interest rates, which affect the interest expense and related cash flows associated with our borrowings. We enter into derivative contracts, which to date have been comprised of Swaps, Swaptions and TBA Shorts, to mitigate our exposure to changes in interest rates and, as such, view them as economic hedges. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
Pursuant to our Swaps, we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the Swap. The variable amount that we pay to our Swap counterparties is based on three-month LIBOR. We pay a premium to our Swaption counterparties to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
In June 2013, we entered into three TBA Shorts with a weighted average sale price of 100.99% for $325,000 of 3.5% coupon, Fannie Mae 30-Year RMBS. These TBA Shorts settled in August 2013, resulting in a net realized gain of $281.
The following table presents information with respect to our derivative instruments as presented on our consolidated balance sheets at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$1,187,000	$38,907	$—	$—
Swaptions - assets	1,175,000	13,757	75,000	750
Swaps - (liabilities)	680,000	(6,172)	1,500,000	(23,184)
Total Derivative Instruments	$3,042,000	$46,492	$1,575,000	$(22,434)
The following table presents information about our Swaps as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
Term to Maturity	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
> One to three years	$45,000	1.30%	2.9	$—	—%	0
> Three to five years	1,114,000	1.05	3.8	1,245,000	1.06	4.4
> Five years	708,000	2.01	9.0	255,000	1.90	9.6
Total	$1,867,000	1.42%	5.8	$1,500,000	1.20%	5.3

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

At September 30, 2013, our Swaptions had an aggregate fair value of $13,757. The following table presents information about our Swaptions at September 30, 2013:

	Option		Underlying Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.00 - 3.25%	$2,236	9	$100,000	10.0
3.26 - 3.50%	6,065	7	475,000	10.0
3.51 - 3.75%	3,277	7	375,000	10.0
3.76 - 4.00%	1,495	11	125,000	10.0
4.01 - 4.41%	684	11	100,000	10.0
	$13,757	8	$1,175,000	10.0

The following table presents amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
Character of Loss on Derivative Instruments	Location of Item on the Consolidated Statements of Operations	2013	2012	2013	2012
Net interest payments/accruals on Swaps (1)	Gain/(loss) on derivative instruments, net	$(6,894)	$(2,075)	$(17,470)	$(4,585)
Gains/(losses) on the termination of Swaps, net (1)	Gain/(loss) on derivative instruments, net	7,100	(4,747)	15,689	(4,709)
Gains/(losses) on the termination of Swaptions, net (1)	Gain/(loss) on derivative instruments, net	5,398	—	6,837	—
Gains on settlement of TBA Shorts, net (1)	Gain/(loss) on derivative instruments, net	281	—	281	—
Change in fair value of Swaps (2)	Gain/(loss) on derivative instruments, net	(14,873)	(9,831)	55,920	(24,192)
Change in fair value of Swaptions (2)	Gain/(loss) on derivative instruments, net	(13,522)	—	(5,373)	—
Change in fair value of TBA Shorts (2)	Gain/(loss) on derivative instruments, net	823	—	—	—
Total		$(21,687)	$(16,653)	$55,884	$(33,486)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants. Through September 30, 2013, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 8 and 9.) If we had breached any of these provisions at September 30, 2013 we could have been required to settle our obligations under our Swaps at their termination value of $7,221, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 11 – Interest Payable
The following table presents the components of our interest payable at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Repurchase borrowings collateralized by Agency RMBS	$1,687	$3,896
Repurchase borrowings collateralized by non-Agency RMBS (1)	3,202	1,519
Repurchase borrowings collateralized by other investment securities	26	—
Securitized debt	152	—
Swaps	2,088	1,359
Total interest payable	$7,155	$6,774

(1)
Includes $34 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at September 30, 2013, which RMBS is eliminated from our balance sheet in consolidation.

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
We incurred management fees of $2,941 and $2,031 for the three months ended September 30, 2013 and 2012, respectively, and $8,651 and $4,386 for the nine months ended September 30, 2013 and 2012, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on our behalf and for certain services provided by our Manager or its affiliates for us. We recorded expenses of $2,293 and $2,788 for the three months ended September 30, 2013 and 2012, respectively, and $6,610 and $5,490 for the nine months ended September 30, 2013 and 2012, respectively, related to reimbursements for certain expenses paid by Apollo on our behalf and for certain services provided by Apollo for us. Expenses paid by our Manager and reimbursed by us are typically included in “general and administrative expense” on our consolidated statements of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At September 30, 2013 and December 31, 2012, $2,941 and $2,418, respectively, for management fees incurred but not yet paid were included in “payable to related party” on our consolidated balance sheet.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 13 – Use of Special Purpose Entities
Special purpose entities (or, SPEs) are entities designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an un-securitized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.
(a) Securitization Transaction
In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the SPE/trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. (See Note 2(g) for a discussion of our accounting policies applied to the consolidation of the VIE and transfer of the financial assets in connection with the securitization.)
The mortgage loans in the securitization trust are comprised of performing and re-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding amount of senior security at September 30, 2013	$45,590
Pass-through interest rate for senior security issued – fixed rate	4.00%
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross expenses incurred (2)	$829

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

(2)	Expenses incurred were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third-party.
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction from inception through September 30, 2013.
For financial statement reporting purposes, given that we consolidate the securitization trust, no gain or loss was reported on the sale of the mortgage loans to the securitization trust. Since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the mortgage loans that were “sold” to enable the senior security to be created and sold to a third-party investor. As such, the senior security is presented on our consolidated balance sheet as “non-recourse securitized debt, at fair value.” The third-party beneficial interest holders in the VIE have no recourse against us, except that we have an obligation to repurchase assets from the VIE in the event that we breach certain representations and warranties in relation to the mortgage loans sold to the VIE. In the absence of such a breach, we have no obligation to provide any other explicit or implicit

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

support to any VIE. As previously stated, we are not obligated to provide, nor have we provided, any financial support to these consolidated securitization vehicles.
As of September 30, 2013, the aggregate fair value of our securitized mortgage loans was $109,586, and are presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
(b) Securitized Debt
We consolidated the VIE created as a result of our securitization transaction in February 2013. As a result, on our consolidated balance sheet we report: (i) “non-recourse securitized debt, at fair value” which reflects the senior security sold to third-party investors and (ii) “securitized mortgage loans (transferred to a consolidated VIE), at fair value” which reflects the residential mortgage loans held by the trust that collateralize all of the securities issued from the trust.
At September 30, 2013, the securitized debt collateralized by residential mortgage loans had a principal balance of $45,590. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at September 30, 2013, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	September 30, 2013
Within one year	$7,995
> One to three years	21,619
> Three to five years	15,976
> Five years	—
Total	$45,590
Repayment of our securitized debt will be dependent upon the cash flows generated by the mortgage loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized mortgage loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying mortgage loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected. (See Note 5, for more information about the mortgage loans collateralizing our securitized debt.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of September 30, 2013:

September 30, 2013
Assets:
Securitized mortgage loans, at fair value	$109,586
Interest receivable	$704
Liabilities:
Non-recourse securitized debt, at fair value	$46,003
Accrued interest payable	$152
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest income - securitized mortgage loans	$2,324	$5,954
Interest expense - securitized debt	$(490)	$(1,308)
Unrealized gain/(loss) on securitized mortgage loans	$537	$(88)
Unrealized (loss) on securitized debt	$(428)	$(413)
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the period presented:

Nine Months Ended September 30, 2013
Net income/(loss)	$4,145
Premium amortization/(discount accretion), net	$(2)
Amortization of deferred financing costs	$79
Unrealized loss on securitized mortgage loans	$88
Unrealized loss on securitized debt	$413
Increase in accrued interest receivable, less purchased interest	$(704)
Increase in accrued interest payable	$152
Purchase of mortgage loans, simultaneously securitized	$(113,038)
Other, net	$—
Principal payments on securitized mortgage loans	$3,333
Proceeds from issuance of securitized debt	$50,375
Principal payments on securitized debt	$(4,785)
Note 14 – Share-based Payments
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At September 30, 2013, 1,362,539 awards were available under the LTIP.
As of September 30, 2013, a total of 54,908 shares of restricted common stock and 170,163 RSUs were granted and outstanding pursuant to the LTIP, of which 17,292 and 24,289, respectively, were vested at such date. At September 30, 2013, we had unrecognized compensation expense of $766 and $2,095 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at September 30, 2013 is expected to be recognized over a weighted average period of

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

1.2 years. As of September 30, 2013, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted Common Stock	$91	$42	$259	$117
RSUs	116	63	493	157
Total	$207	$105	$752	$274
The following table presents information about our equity awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
RSUs outstanding at beginning of period	169,807	31,563	166,682	29,688
RSUs granted	3,530	5,000	9,780	10,000
RSUs canceled upon delivery of common stock	(1,563)	(1,563)	(4,688)	(4,688)
RSUs canceled, forfeited or expired	(1,611)	—	(1,611)	—
RSUs outstanding at end of period	170,163	35,000	170,163	35,000

Restricted common stock awards outstanding at beginning of period	54,908	28,160	48,160	20,000
Restricted common stock granted	—	—	6,748	8,160
Restricted common stock forfeited	—	—	—	—
Restricted common stock outstanding at end of period	54,908	28,160	54,908	28,160
Note 15 – Stockholders’ Equity
(a) Dividends Declared
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2012 through September 30, 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
December 14, 2012	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2013	$0.75

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2012 through September 30, 2013:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600
April 20, 2012	13,900,000	$18.00	$250,200

(1)	We raised net equity capital of $22,417, $149,129 and $249,490 after offering costs of $23, $471 and $710 for the shares issued on March 25, 2013, March 13, 2013 and April 20, 2012, respectively.
(c) Preferred Stock
On September 20, 2012, we issued 6,900,000 shares of 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share (or, Preferred Stock) at the price of $25.00 per share for net proceeds of $166,572, net of underwriting discount and expenses payable by us of approximately $5,928. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.00% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of our Preferred Stock, we determined that such instruments are considered equity instruments.
The Preferred Stock generally has no voting rights. However, if dividends on the Preferred Stock are in arrears for six quarterly dividend periods, whether or not consecutive, the holders of the Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) will have the right to elect two additional directors to our board until we pay (or declare and set aside for payment) all dividends that are then in arrears. In addition, the affirmative vote of at least two-thirds of the votes entitled to be cast by holders of outstanding shares of Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) is required for us to authorize, create or increase the number of any class or series of senior equity securities or to amend our charter (including the Articles Supplementary designating the Preferred Stock, or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. The number of shares of capital stock that may be issued pursuant to this registration statement is limited by the number of shares of capital stock authorized but unissued under our charter. This registration statement was declared effective by the SEC on August 10, 2012 and at September 30, 2013, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. During the nine months ended September 30, 2013, all shares issued to Stock Purchase Plan participants were purchased in the open market by the Stock Purchase Plan administrator.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 16 – Earnings per Common Share
The following table presents basic and diluted net earnings per share of common stock using the two-class method for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net Income/(Loss)	$11,686	$70,397	$(55,741)	$116,917
Less:
Dividends declared on Preferred Stock	3,450	—	10,350	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	78	148	351	289
Net income/(loss) allocable to common stock – basic and diluted	$8,158	$70,249	$(66,442)	$116,628
Denominator:
Weighted average common shares outstanding for basic and diluted earnings per share (1)	31,999,792	24,214,410	29,916,932	18,628,087
Earnings/(Loss) per common share - basic and diluted	$0.25	$2.91	$(2.22)	$6.28

(1)
For the three and nine months ended September 30, 2013, we had an aggregate of 166,633 RSUs and 37,616 shares of restricted stock which were not included in the calculation of earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

Note 17 – Subsequent Events
On November 6, 2013, our Board of Directors authorized a stock repurchase program (or, Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to it. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item “1A - Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We invest on a levered basis in residential mortgage and related assets in the United States. At September 30, 2013, our portfolio was comprised of: (i) Agency RMBS, which include pass-through securities (whose underlying collateral primarily includes fixed-rate and, to a significantly lesser extent, adjustable-rate mortgages), Agency IOs and Agency Inverse IOs, (ii) non-Agency RMBS, (iii) securitized mortgage loans and (iv) other investments. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk. As of September 30, 2013, our derivatives included Swaps and Swaptions. We do not enter into derivative instruments for speculative purposes.
Factors Impacting Our Operating Results
Our results of operations are primarily driven by, among other things, our net interest income, changes in the market value of our investments and derivative instruments and realized gains and losses on the sale of our investments and, from time to time, termination of our interest rate derivative instruments. Our overall performance is impacted by the supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S. Government actions that impact the real estate and mortgage sector and the credit performance of our non-Agency RMBS and other investment securities. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and the constant prepayment speeds (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate RMBS, securitized mortgage loans and other investment securities to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO securities to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not expect that interest rates will decrease to zero.
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
We are exposed to credit risk with respect to our non-Agency RMBS, securitized mortgage loans and other investment securities, associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such securities. (See Quantitative and Qualitative Disclosures about Market Risk – Credit Risk, included under Item 3 of Part I of this Quarterly Report on Form 10-Q.) The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. To date substantially all of our non-Agency RMBS were purchased at a discount to par value; a portion of such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance.

Our non-Agency RMBS investment process involves an analysis focused primarily on quantifying and pricing credit risk. Interest income on our non-Agency RMBS is recorded at an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our non-Agency RMBS, our Manager makes certain assumptions about the underlying mortgage loans which assumptions include, but are not limited to, future interest rates, voluntary prepayment speeds, default rates, modifications and loss severities. As part of our non-Agency RMBS surveillance, we review, on at least a quarterly basis, each security’s performance. To the extent that actual performance and our current assessment of future performance differs from our prior assessment, such changes are reflected in the yield/income recognized on such securities prospectively. Credit losses greater than those anticipated or in excess of purchase discount on a given security could occur, which could materially adversely impact our operating results.
We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are generally expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also consider such instruments as an economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at September 30, 2013, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
As of September 30, 2013, we held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS, securitized mortgage loans and other mortgage related assets. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. The following is a summary of our primary target assets:

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

Other Residential Mortgage Assets
Non-Agency RMBS comprised of interest-only (or, non-Agency IO), principal-only (or, non-Agency PO), floating rate inverse interest-only (or, non-Agency Inverse IO) and floating rate securities and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights (or, MSRs) and excess MSRs.

Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had aggregate debt-to-equity of 3.8 times at September 30, 2013. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. Our target and actual leverage may vary from time to time based on our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer. Beginning in late April, we were able to extend certain of our repurchase borrowings collateralized by non-Agency RMBS with terms of up to 18 months. At September 30, 2013, we had master repurchase agreements with 23 counterparties and, as a matter of routine business may have discussions with additional financial institutions with respect to expanding our repurchase agreement capacity. As of September 30, 2013, we had $2,881,680 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $2,068,716 of Agency RMBS, $11,712 of other investments securities and $1,157,499 of non-Agency RMBS, which included $45,023 of non-Agency RMBS that are eliminated from our balance sheet in consolidation with a VIE. (See Notes 8 and 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
In February 2013, in connection with our purchase of a pool of performing and re-performing mortgage loans, we engaged in a securitization transaction. One objective of this transaction, as well as potential future securitization transactions, is to obtain long-term non-recourse financing on the underlying securitized assets with more favorable terms than those available on whole loans. For financial statement reporting purposes, the sale of the senior security created in the securitization is presented on our consolidated balance sheet as non-recourse securitized debt, which is collateralized by the securitized mortgage loans. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
In addition to repurchase borrowings and securitized debt, subject to market conditions, we may utilize other sources of leverage in the future, including, but not limited to, securitized debt associated with resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our future use of these alternative forms of financing is subject to market conditions.
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
We use derivative instruments, primarily comprised of Swaps, Swaptions and, from time to time, TBA Shorts to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings. In addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio. As of September 30, 2013, our derivatives were comprised of Swaps and Swaptions. At September 30, 2013, our Swaps had an aggregate notional of $1,867,000 with a weighted average fixed pay rate of 1.42% and a weighted average term to maturity of 5.8 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At September 30, 2013, our Swaptions had an aggregate notional of $1,175,000 and a weighted average term of eight months until expiration. At September 30, 2013, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.65% and a weighted average term of 10 years.

TBA Shorts serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional, with the same characteristics as those stipulated in the TBA Contract. At September 30, 2013, we did not hold any positions in TBA Shorts. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10Q.) For U.S. federal income tax purposes, although the law is not clear with respect to TBA transactions, we intend to take the position that settling TBA Shorts will be treated as resulting in a gain or loss on the disposition of the securities delivered for the purpose of the REIT 75% and 95% gross income tests. In addition, we may also engage in other hedging transactions, including other TBA transactions, that we identify as a hedge of indebtedness incurred or to be incurred to acquire real estate assets in which case any gain recognized in connection with the net settling of such a contract would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
To date, we have not elected to apply hedge accounting for our derivatives and, as a result, we record changes in the estimated fair value of such instruments along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statement of operations.
Since June 10, 2013, certain Swap trades are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirement generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. For additional information about our derivative instruments, see Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
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
Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2013
General:
Economic headlines during the third quarter of 2013 included the timing and amount of tapering bond purchases pursuant to the U.S. Federal Reserve's third round of quantitative easing (or, QE3), speculation regarding the nomination of the next Federal Reserve Chairperson and the impact of political frictions on the budget deficit and debt ceiling. Amid this backdrop, and a stronger than consensus non-farm payroll report at the beginning of July, interest rates continued the upward trend from the second quarter of 2013, with the ten year U.S. Treasury rate approaching 3% on September 5, 2013. However, the next day, following a weaker than expected employment report, the trend of rising rates reversed course. On September 18, 2013, contrary to general market expectations, the Federal Reserve announced that it viewed the U.S economic outlook weaker than previously anticipated and that purchases of U.S. Treasury and Agency bonds pursuant to QE3 would continue at the pace of $85 billion per month. Accordingly, the fixed income market rallied and the yield curve flattened, as spreads narrowed between short and long-term rates. The Federal Reserve also indicated that it would await more evidence that economic growth can be sustained before adjusting the pace of bond purchases.
The table below presents rates for ten-year U.S. Treasuries relative to ten-year Swap rates at the dates indicated during the three months ended September 30, 2013:

Table 1
Date	Ten-Year Treasury Rate	Ten Year Swap Rate
Beginning of Quarter - July 1, 2013	2.48%	2.70%
Minimum Rate - July 2, 2013	2.47%	2.69%
Maximum Rate - September 5, 2013	2.99%	3.18%
End of Quarter - September 30, 2013	2.61%	2.77%
Given the changes in the fixed income market, we rebalanced our investment portfolio commencing in the latter part of the second quarter of 2013, seeking to reduce our net portfolio duration (i.e., the measure of sensitivity of the price of fixed-income securities to changes in interest rates), increase our liquidity and take advantage of market opportunities to invest in non-Agency RMBS. We continued to execute this strategy throughout the third quarter of 2013, and believe that the partial shift of our portfolio mitigates a portion of our interest rate sensitivity while increasing our sensitivity to credit. Our results for the quarter ended September 30, 2013 reflect the initial impact of our 2013 portfolio rebalancing, as we maintained higher cash balances and selectively redeployed proceeds from sales of Agency RMBS into non-Agency RMBS and maintained lower leverage on our Agency RMBS portfolio. Our average debt-to-equity multiple during the quarter ended September 30, 2013, based on month-end leverage, was 3.8 times compared to 5.2 times for the quarter ended June 30, 2013. A portion of the decrease in our leverage also reflects our shift in equity to non-Agency RMBS from Agency RMBS, as we employ less leverage when we finance non-Agency RMBS.
Our book value per common share was $18.50 at September 30, 2013, compared to $18.63 at June 30, 2013. The net decrease in our book value of 0.7% primarily reflects the net impact of depreciation in the value of our Swap and Swaption positions, which were significantly offset by net unrealized appreciation in our Agency and non-Agency RMBS portfolios.
Agency RMBS Portfolio/Interest Rate Hedges:
For the third quarter of 2013, our Agency RMBS portfolio experienced a fair value weighted CPR of 6.7% comprised of 6.3% CPR on Agency pass-through securities and 18.2% on Agency IO and Agency Inverse IO securities, in the aggregate. During the current quarter, the maximum average monthly CPR of our Agency RMBS was experienced in August 2013, with an overall Agency CPR of 7.6% comprised of 7.2% on Agency pass-through securities and 20.3% on Agency IO and Agency Inverse IO securities in the aggregate. During the third quarter, generic fixed-rate Fannie Mae RMBS prepaid at 16.3% CPR in the aggregate, with a high of 20.5% experienced in August 2013.
The following table presents the estimated fair value and unrealized gain/(loss) position with respect to our Agency RMBS portfolio at September 30, 2013 compared to June 30, 2013 and March 31, 2013:

Table 2	September 30, 2013		June 30, 2013		March 31, 2013
Collateral	Estimated Fair Value	Unrealized Gain/(Loss)	Estimated Fair Value	Unrealized Gain/(Loss)	Estimated Fair Value	Unrealized Gain/(Loss)
30-Year Mortgages:
ARM-RMBS	13,089	(75)	—	—	—	—
3.5% Coupon	$477,308	$(22,218)	$805,988	$(40,587)	$1,863,750	$(5,336)
4.0% Coupon	1,587,384	(58,953)	1,620,521	(67,904)	2,002,782	6,774
4.5% & 5.0% Coupons	58,624	(105)	49,419	(429)	266,438	10,787
	2,136,405	(81,351)	2,475,928	(108,920)	4,132,970	12,225
15-20 Year Mortgages:
3.0% Coupon	55,478	410	—	—	23,588	372
3.5% Coupon	—	—	—	—	77,475	560
	55,478	410	—	—	101,063	932
Agency IOs	43,272	310	30,184	2,387	7,974	85
Agency Inverse IOs	25,367	(3,036)	45,944	(6,157)	57,557	69
Total Agency RMBS	$2,260,522	$(83,667)	$2,552,056	$(112,690)	$4,299,564	$13,311

The following table presents information with respect to our Swaps and Swaptions at September 30, 2013 compared to June 30, 2013 and March 31, 2013:

Table 3	September 30, 2013	June 30, 2013	March 31, 2013
Swaps:
Notional amount	$1,867,000	$2,032,000	$2,207,000
Estimated fair value	$32,735	$47,609	$(24,101)
Weighted average fixed pay rate	1.42%	1.48%	1.39%
Weighted average term to maturity (years)	5.8	6.4	6.2

Swaptions:
Notional amount	$1,175,000	$775,000	$225,000
Estimated fair value	$13,757	$18,447	$1,641
Weighted average term to expiration (months)	8	11	10
Weighted average underlying Swap term (years)	10.0	10.0	10.0
Weighted average underlying Swap fixed pay rate	3.65%	3.37%	2.99%
Non-Agency RMBS:
During the third quarter of 2013, as we continued to shift a greater portion of our equity into investments in non-Agency RMBS, we invested $398,605 in non-Agency RMBS with a weighted average unlevered yield of 5.48%.
Performance of the non-Agency RMBS portfolio and securitized mortgage loans remained stable during the third quarter of 2013. At September 30, 2013, approximately 54.6% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis and approximately 45.4% were securities, on which we currently receive interest only, and will receive principal after the more senior securities in the capital structure are paid off. (See Tables 21 and 22, included under Item 3 in this Quarterly Report on Form 10-Q.)
Borrowings:
On the funding side, interest expense related to our repurchase agreements remained relatively unchanged during the third quarter of 2013 compared to the second quarter of 2013.
In connection with our sales of Agency RMBS, we repaid repurchase borrowings, as reflected in our lower repurchase borrowing balance of $2,881,680 at September 30, 2013, compared to $3,945,097 at June 30, 2013. At September 30, 2013, we had an aggregate debt-to-equity multiple of 3.8 times.
Regulatory Updates:
As broadly publicized, Fannie Mae and Freddie Mac are presently under federal conservatorship as the U.S. Government continues to evaluate the future of these entities and what role the U.S. Government should continue to play in the housing markets. On June 25, 2013, a bipartisan group of Senators introduced a draft bill titled the “Housing Finance Reform and Taxpayer Protection Act of 2013” to the U.S. Senate, which would wind down Fannie Mae and Freddie Mac over a period of five years and replace the public securitization market used by the government-sponsored enterprises with a public-private alternative market, where a new Federal Mortgage Insurance Corporation would provide a financial guarantee that can only be tapped after private capital has already stepped in. On July 11, 2013, members of the U.S. House Committee on Financial Services introduced a similar draft bill titled “Protecting American Taxpayers and Homeowners Act” to the U.S. House of Representatives. It also calls for the winding down of Fannie Mae and Freddie Mac, but would replace them with a National Mortgage Market Utility that facilitates private market mortgage securitization and does not provide a government guarantee. Currently, it remains unclear whether these or any other proposals will become law and how these or other proposals to reform Fannie Mae and Freddie Mac would impact housing finance and our business. While both bills contemplate a diminished level of Agency participation in the mortgage market and changes in the nature and terms of Agency RMBS, they also seek to increase opportunities for private capital in the mortgage market, which could provide new opportunities for our business. We believe that our Manager’s deep understanding of RMBS market fundamentals, as well as its ability to analyze, model and set parameters around valuing individual mortgages will enable us to take advantage of regulatory changes and new financing opportunities that may emerge as a result of these changes in the mortgage market.

Results of Operations
Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012
For the three months ended September 30, 2013, we had net income allocable to common stock and participating securities of $8,236, or $0.25 per basic and diluted common share, compared to net income allocable to common stock and participating securities of $70,397, or $2.91 per basic and diluted common share for the three months ended September 30, 2012. (See “Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2013,” above.)
Net Interest Income
Interest rate spread and net interest margin are key performance metrics for us, as our core performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.88% and 3.03% for the three months ended September 30, 2013, respectively, compared to 2.74% and 2.90%, respectively, for the three months ended September 30, 2012. The increase in our net interest rate spread during the three months ended September 30, 2013, reflects our portfolio shift into non-Agency RMBS, which have higher yields than Agency RMBS.
The increase in our interest income and interest expense, discussed below, was primarily driven by an increase in our investments and borrowings resulting from our investment, on a levered basis, of incremental capital raised since the second quarter of 2012. For the three months ended September 30, 2013 and September 30, 2012, we earned interest income of $34,416 and $26,438, respectively, and incurred interest expense of approximately $6,789 and $4,289, respectively, which was primarily related to our borrowings under repurchase agreements. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $45,590 at September 30, 2013 and a fixed stated interest rate of 4.00%. Costs associated with our securitization are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.19% for the three months ended September 30, 2013.
Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized on our non-Agency RMBS in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended September 30, 2013 and 2012:

Table 4	Three Months Ended
	September 30, 2013					September 30, 2012
Collateral	Agency	Non-Agency and Other Investments (1)	Securitized Mortgage Loans		Total	Agency	Non-Agency	Total
Average balance (2)	$2,546,622	$911,056	$110,049		$3,567,727	$2,624,211	$430,337	$3,054,548
Total interest income	$16,943	$15,149	$2,324		$34,416	$17,406	$9,032	$26,438
Yield on average assets	2.60%	6.51%	8.26%		3.77%	2.60%	8.21%	3.39%
Average balance of repurchase agreements	$2,203,256	$763,867	$—		$2,967,123	$2,312,870	$312,185	$2,625,055
Average balance of securitized debt	$—	$—	$46,249		$46,249	$—	$—	$—
Total interest expense	$2,358	$3,941	$490		$6,789	$2,579	$1,710	$4,289
Average cost of funds (3) (4)	0.42%	2.05%	4.19%	(5)	0.89%	0.44%	2.17%	0.65%
Net interest income	$14,585	$11,208	$1,834		$27,627	$14,827	$7,322	$22,149
Net interest rate spread	2.18%	4.46%	4.07%		2.88%	2.15%	6.04%	2.74%
Total interest expense including net interest cost of Swaps (6)	$9,118	$4,075	$490		$13,683	$4,654	$1,710	$6,364
Average cost of funds including net interest cost of Swaps (6)	1.64%	2.13%	4.19%		1.80%	0.80%	2.17%	0.96%
Net interest income including net interest cost of Swaps	$7,825	$11,074	$1,834		$20,733	$12,752	$7,322	$20,074
Effective net interest rate spread (6)	0.96%	4.38%	4.07%		1.97%	1.80%	6.04%	2.43%

(1)	Other investments were comprised of STACR notes.

(2)	Amount reflects amortized cost, which does not include changes in fair value.

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in our consolidated statements of operations.

(5)
The average cost of funds for securitized mortgage loans only reflects the cost of our securitized debt. We have repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they are eliminated in consolidation. The corresponding repurchase borrowings and related interest expense are included with repurchase borrowings collateralized by our non-Agency RMBS.

(6)	See Table 6 below and Tables 18 and 19 included under “Non-GAAP Financial Measures.”

The following table presents information with respect to our borrowing costs and effective cost of funds by type of collateral pledged for the three months ended September 30, 2013 and September 30, 2012:

Table 5	Three Months Ended
	September 30, 2013		September 30, 2012
Collateral Pledged	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency	0.42%	1.64%	0.44%	0.80%
Non-Agency and Other Investments(1)(2)	2.05	2.13	2.17	2.17
Securitized mortgage loans (3)	4.19	4.19	—	—
Total	0.89%	1.80%	0.65%	0.96%

(1)
The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the periods of $6,894 and $2,075, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. See “Non-GAAP Financial Measures” below, including Tables 18 and 19.

The repurchase borrowings associated with non-Agency RMBS that we retained in connection with our securitization are included with the cost of funds on non-Agency RMBS.

(2)	At September 30, 2013, other investments were comprised of STACR notes. We had no other investment securities during the three months ended September 30, 2012.

(3)	Securitized mortgage loans, in effect, collateralize our securitized debt associated with our February 2013 securitization transaction.
Swaps
Our Swaps are intended to mitigate the impact of increases in interest rates on a portion of our repurchase agreement borrowings, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. In addition, we purchase Swaptions, each of which provides that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for three months ended September 30, 2013 and September 30, 2012: (See Tables 18 and 19, included under “Non-GAAP Financial Measures” below.

Table 6	Agency	Non-Agency and Other Investments (1)	Securitized Mortgage Loans	Total
Three Months Ended September 30, 2013
Effective interest expense	$9,118	$4,075	$490	$13,683
Effective cost of funds	1.64%	2.13%	4.19%	1.80%
Effective net interest income	$7,825	$11,074	$1,834	$20,733
Effective net interest rate spread	0.96%	4.38%	4.07%	1.97%
Three Months Ended September 30, 2012
Effective interest expense	$4,654	$1,710	$—	$6,364
Effective cost of funds	0.80%	2.17%	—	0.96%
Effective net interest income	$12,752	$7,322	$—	$20,074
Effective net interest rate spread	1.80%	6.04%	—	2.43%

(1)	Other investments were comprised of STACR notes.
Realized and Unrealized Gain/(Loss)
During the three months ended September 30, 2013 and 2012, we sold Agency RMBS of $350,122 and $672,762, respectively, realizing net gains/(losses) of $(18,171) and $13,465, respectively, and non-Agency RMBS of $9,937 and $3,558, realizing net gains of $1,770 and $396, respectively (some of which may have settled in a subsequent period). While we sell RMBS as part of managing our portfolio, our RMBS sales during the third quarter of 2013 were comprised primarily of Agency RMBS as we repositioned our portfolio in connection with the significant changes in the market place, as previously discussed. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. (See Note 4 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for information with respect to our unrealized gain/(loss) position on our Agency portfolio at September 30, 2013.) With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at or near the top of the capital structure.

We have elected the fair value option for our RMBS, securitized mortgage loans, other investments and securitized debt and, as a result, we record the change in estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, derivative instruments and other investment securities, all of which are included in our consolidated statements of operations, for the three months ended September 30, 2013 and September 30, 2012:

Table 7	Three Months Ended
	September 30, 2013	September 30, 2012
Realized gain/(loss) on sale of RMBS, net	$(16,596)	$13,861
Unrealized gain on RMBS, net	28,143	54,913
Realized gain/(loss) on derivatives, net (1)	5,885	(6,822)
Unrealized gain/(loss) on derivatives, net (2)	(27,572)	(9,831)
Unrealized gain/(loss) on other investment securities	116	—
Unrealized gain on securitized mortgage loans	537	—
Unrealized (loss) on securitized debt	(428)	—
Total	$(9,915)	$52,121

(1)
For the three months ended September 30, 2013 and September 30, 2012, included in “realized gain/(loss) on derivative instruments, net” are net interest payments, including accrued amounts, of $6,894 and $2,075 associated with our Swaps, $7,100 and $(4,747) of gains/(losses) realized on termination of Swaps, $5,398 and $0 of realized gains on termination of Swaptions and $281 and $0 of realized gains on the settlement of TBA Shorts, respectively.

(2)
For the three months ended September 30, 2013 and September 30, 2012, we recognized net unrealized gains/(losses) of $(14,873) and $(9,831) related to the change in fair value of our Swaps, $(13,522) and $0 related to the change in fair value of our Swaptions and $823 and $0 related to the change in fair value of our TBA Shorts, respectively.

At September 30, 2013, we had Swaps with an aggregate notional amount of $1,867,000, a weighted average fixed pay rate of 1.42% and a weighted average term to maturity of 5.8 years. At September 30, 2013, our Swaptions had an aggregate notional of $1,175,000 and a weighted average term of eight months until expiration. At September 30, 2013, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.65% and a weighted average term of 10 years. At September 30, 2013, we had gross unrealized gains of $38,907 and $1,581 on our Swaps and Swaptions, respectively, and had gross unrealized losses of $6,172 and $7,168 on our Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We incurred general and administrative expenses of $3,089 and $1,858 for the three months ended September 30, 2013 and September 30, 2012, respectively. The increase in our general and administrative expenses was driven by significant growth in our average assets resulting from our investment, on a levered basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. Beginning in the third quarter of 2013, we significantly reduced our use of a third-party accounting service provider, as our Manager directly assumed certain accounting functions previously outsourced. We anticipate that this change will allow us to limit certain of our accounting related expenses in the future.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $2,941 and $2,031 for the three months ended September 30, 2013 and September 30, 2012, respectively. The increase in the management fee for the three months ended September 30, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the third quarter of 2012. From September 30, 2012 to March 25, 2013, our most recent public issuance of capital stock, we raised additional net capital of approximately $171,546 from issuances of common and preferred stock.

The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Results of Operations
Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012
For the nine months ended September 30, 2013, we had a net loss allocable to common stock and participating securities of $(66,091), or a loss of $2.22 per basic and diluted common share, compared to net income allocable to common and participating securities of $116,917, or $6.28 per basic and diluted common share for the nine months ended September 30, 2012. Our results of operations for the nine months ended September 30, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the value of our derivative instruments. Our results for the first nine months of 2012 were positively impacted by significant increases in the value of our Agency RMBS, some of which were realized through sales, which income was partially offset by decreases in the value of our derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2013,” above.)
Net Interest Income
Interest rate spread and net interest margin are key performance metrics for us, as our core performance is significantly driven by net interest income. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. We had an interest rate spread and net interest margin of 2.83% and 2.93% for the nine months ended September 30, 2013, respectively, compared to 3.00% and 3.08%, respectively, for the nine months ended September 30, 2012.
The increase in our interest income and interest expense, discussed below, was primarily driven by the significant growth in our investments and borrowings resulting from our investment, on a levered basis, of incremental capital raised since the second quarter of 2012. For the nine months ended September 30, 2013 and September 30, 2012, we earned interest income of $113,992 and $60,791, respectively, and incurred interest expense of approximately $20,243 and $8,521, respectively, which was primarily related to our borrowings under repurchase agreements. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $45,590 at September 30, 2013 and a fixed stated interest rate of 4.00%. Costs associated with our securitization transaction are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.25% for the nine months ended September 30, 2013.
The decrease in our interest rate spread and net interest margin for the first nine months of 2013 compared to the first nine months of 2012, primarily reflects the increase in our funding costs associated with the increased investment in non-Agency RMBS, as non-Agency RMBS have higher funding costs than Agency RMBS. This impact was partially off-set by higher yields experienced on our Agency RMBS during the first nine months of 2013, compared to the comparative period in 2012. (See Table 8 below.) The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 10 , 18 and 19 below.) The interest rate spread and net interest margin on our Agency RMBS is typically lower than those generated by our non-Agency RMBS.
Our interest income on Agency RMBS was positively impacted by slower prepayment speeds on Agency RMBS during the first nine months of 2013, which improved yields and increased interest income on such portfolio. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the nine months ended September 30, 2013 and 2012:

Table 8	Nine Months Ended
	September 30, 2013					September 30, 2012
	Agency	Non-Agency and Other Investments (1)	Securitized Mortgage Loans		Total	Agency	Non-Agency	Total
Average balance (2)	$3,437,380	$679,750	$95,734		$4,212,864	$1,946,274	$281,711	$2,227,985
Total interest income	$72,184	$35,854	$5,954		$113,992	$39,785	$21,006	$60,791
Yield on average assets	2.77%	6.96%	8.20%		3.57%	2.69%	9.80%	3.58%
Average balance of repurchase agreements	$3,060,457	$569,421	$—		$3,629,878	$1,766,476	$199,817	$1,966,293
Average balance of securitized debt	$—	$—	$41,148		$41,148	$—	$—	$—
Total interest expense	$9,965	$8,970	$1,308		$20,243	$5,392	$3,129	$8,521
Average cost of funds (3) (4)	0.44%	2.11%	4.25%	(5)	0.74%	0.41%	2.09%	0.58%
Net interest income	$62,219	$26,884	$4,646		$93,749	$34,393	$17,877	$52,270
Net interest rate spread	2.33%	4.85%	3.95%		2.83%	2.28%	7.71%	3.00%
Total interest expense including net interest cost of Swaps (6)	$27,116	$9,289	$1,308		$37,713	$9,978	$3,129	$13,107
Average cost of funds including net interest cost of Swaps (6)	1.18%	2.19%	4.25%		1.37%	0.75%	2.09%	0.89%
Net interest income including net interest cost of Swaps	$45,068	$26,565	$4,646		$76,279	$29,807	$17,877	$47,684
Effective net interest rate spread (6)	1.59%	4.77%	3.95%		2.20%	1.93%	7.71%	2.69%

(1)	At September 30, 2013, other investments were comprised of STACR notes. We had no other investment securities during the three months ended September 30, 2012.

(2)	Amount reflects amortized cost, which does not include changes in unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the RMBS assigned as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statements of operations.

(5)
The average cost of funds for the securitized mortgage loans only reflects the cost of our securitized debt. We have repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they are eliminated in consolidation. The corresponding repurchase borrowings and related interest expense are included with repurchase borrowings collateralized by our non-Agency RMBS.

(6)	See Table 9 below and Tables 18 and 19 included under “Non-GAAP Financial Measures.”

The following table presents information with respect to our borrowing costs and effective cost of funds by type of collateral pledged for the nine months ended September 30, 2013 and September 30, 2012:

Table 9	Nine Months Ended
	September 30, 2013		September 30, 2012
Collateral Pledged	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency	0.44%	1.18%	0.41%	0.75%
Non-Agency and Other Investments (1) (2)	2.11	2.19	2.09	2.09
Securitized mortgage loans (3)	4.25	4.25	—	—
Total	0.74%	1.37%	0.58%	0.89%

(1)
The effective cost of funds for the periods presented are calculated on an annualized basis and include interest expense for the periods and the net interest component for Swaps during the periods of $17,470 and $4,585, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. See “Non-GAAP Financial Measures” below, including Tables 18 and 19.

The repurchase borrowings associated with non-Agency RMBS that were legally retained in connection with our securitization are included with the cost of funds on non-Agency RMBS.

(2)	At September 30, 2013, other investments were comprised of STACR notes. We had no other investment securities during the nine months ended September 30, 2012.

(3)	The securitized mortgage loans, in effect, collateralize our securitized debt associated with our 2013 securitization transaction.
Swaps
While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” and Table 10 below and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the nine months ended September 30, 2013 and September 30, 2012: (See Tables 18 and 19, included under “Non-GAAP Financial Measures” below.)

Table 10
	Agency	Non-Agency and Other Investments	Securitized Mortgage Loans	Total
Nine months ended September 30, 2013
Effective interest expense	$27,116	$9,289	$1,308	$37,713
Effective cost of funds	1.18%	2.19%	4.25%	1.37%
Effective net interest income	$45,068	$26,565	$4,646	$76,279
Effective net interest rate spread	1.59%	4.77%	3.95%	2.20%
Nine months ended September 30, 2012
Effective interest expense	$9,978	$3,129	$—	$13,107
Effective cost of funds	0.75%	2.09%	—	0.89%
Effective net interest income	$29,807	$17,877	$—	$47,684
Effective net interest rate spread	1.93%	7.71%	—	2.69%
Realized and Unrealized Gain/(Loss)
During the nine months ended September 30, 2013 and 2012, we sold Agency RMBS of $3,083,376 and $1,641,472, respectively, realizing net gains/(losses) of $(59,809) and $28,316, respectively and non-Agency RMBS of $75,500 and $41,616, respectively, realizing net gains of $11,500 and $3,928, respectively (some of which may have settled in a subsequent period). The substantial majority of our RMBS sales during the nine months ended September 30, 2013 were made during the second quarter of 2013 and were comprised primarily of sales of Agency RMBS as we repositioned our portfolio in connection with the extreme changes in the market place. (See “Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2013.”) As we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at or near the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and, as a result, we record the change in estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt and derivative instruments, all of which are included in our consolidated statements of operations, for the nine months ended September 30, 2013 and September 30, 2012:

Table 11	Nine Months Ended
	September 30, 2013	September 30, 2012
Realized gain/(loss) on sale of RMBS, net	$(48,309)	$32,244
Unrealized gain/(loss) on RMBS, net	(139,727)	75,461
Realized gain/(loss) on derivatives (1)	5,337	(9,294)
Unrealized gain/(loss) on derivatives, net (2)	50,547	(24,192)
Unrealized gain on other investment securities	116	—
Unrealized (loss) on securitized mortgage loans	(88)	—
Unrealized (loss) on securitized debt	(413)	—
Total	$(132,537)	$74,219

(1)
For the nine months ended September 30, 2013 and September 30, 2012 included in “realized gain/(loss), net on derivative instruments, net” are net interest payments, including accrued amounts of $17,470 and $4,585 associated with our Swaps, $15,689 and $(4,709) of gains/(losses) realized on terminations of Swaps, $6,837 and $0 of realized gains on terminations of Swaptions and $281 and $0 of realized gains on the settlement of TBA Shorts, respectively.

(2)
For the nine months ended September 30, 2013 and September 30, 2012, we recognized net unrealized gains/(losses) of $55,920 and $(24,192) related to the change in fair value of our Swaps and $(5,373) and $0 related to the change in fair value of our Swaptions, respectively.

At September 30, 2013, we had Swaps with an aggregate notional amount of $1,867,000, a weighted average fixed pay rate of 1.42% and a weighted average term to maturity of 5.8 years. At September 30, 2013, our Swaptions had an aggregate notional of $1,175,000 and a weighted average term of eight months until expiration. At September 30, 2013, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.65% and a weighted average term of 10 years. At September 30, 2013, we had gross unrealized gains of $38,907 and $1,581 on Swaps and Swaptions, respectively, and gross unrealized losses of $6,172 and $7,168 on Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We incurred general and administrative expenses of $8,374 and $5,211 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in our general and administrative expenses was driven by significant growth in our assets resulting from our investment, on a levered basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. Beginning in the third quarter of 2013, we reduced our use of a third-party accounting service provider, as our Manager directly assumed certain accounting functions previously outsourced. We anticipate that this change will allow us to limit certain of our accounting related expenses in the future.

Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $8,651 and $4,386 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The increase in the management fee for the nine months ended September 30, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the second quarter of 2012. From September 30, 2012 to March 25, 2013, our most recent public issuance of capital stock, we raised additional net capital of approximately $171,546 from issuances of common and preferred stock.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from issuance through September 30, 2013:

Table 12
Declaration Date	Record Date	Payment Date	Dividend per Share
September 19, 2013	September 30, 2013	October 31, 2013	$0.50
June 17, 2013	June 28, 2013	July 31, 2013	$0.50
March 18, 2013	March 28, 2013	April 30, 2013	$0.50
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$0.73

(1)	Reflects dividend from September 20, 2012, the date of original issuance of the Preferred Stock, through January 31, 2013.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 13
Declaration Date	Record Date	Payment Date	Dividend per Share
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
December 14, 2012 (1)	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85

(1)	Includes a special dividend of $0.35 per share.
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
In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the SPE that was created to facilitate this transaction and to which the underlying mortgage loans in connection with the securitization were transferred. Since the underlying trusts are consolidated, the securitization is viewed as financing of the securitized mortgage loans sold, resulting in the senior security sold being presented in our consolidated balance sheet as non-recourse securitized debt. (See Note 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) We expect that in the future, subject to market conditions, we may issue other types of debt and/or equity securities, execute additional securitization transactions and utilize resecuritization transactions.
Under our repurchase agreements, lenders retain the right to mark the collateral pledged to estimate fair value. A reduction in the value of the collateral pledged will require us to provide additional securities or cash as collateral. In addition, we are required to pledge cash or securities as collateral in connection with our Swaps and TBA Contracts. Margin requirements vary by counterparty. New CFTC Swap clearing rules became effective on June 10, 2013, which rules, among other things, provide that certain Swaps entered into from such date are required to be cleared through a clearinghouse.  Swaps cleared through the CFTC generally have higher initial margin collateral requirements relative to Swaps previously transacted with individual counterparties. At September 30, 2013, we did not have any Swaps that were subject to CFTC clearing. The change in Swap margin collateral requirement may increase the amount of cash that we are required to pledge to meet the initial margin requirement for certain Swaps that we enter into in the future.
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
Public Offerings of Capital Stock
The following table presents shares we issued through public offerings for the nine months ended September 30, 2013:

Table 14
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issued	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,417
March 13, 2013	Common	6,800,000	$22.00	$149,129
We primarily used the cash generated from these public offerings to invest on a levered basis in our target assets.
Investing Activity
Our investment activity for the first nine months of 2013 reflects the deployment of nearly $172,000 of equity capital raised in March 2013, on a levered basis. As previously discussed, in response to extreme and rapid changes in the fixed income market in June 2013, we rebalanced our portfolio aimed at: reducing our net portfolio duration, protecting our net asset value/book value, increasing liquidity in light of market volatility and taking advantage of market opportunities to invest in non-Agency RMBS.  To achieve these objectives, among other things, we sold certain of our Agency RMBS, reduced leverage and increased our purchases of non-Agency RMBS.  The impact of our rebalancing strategy is reflected in our investment activity below.
During the nine months ended September 30, 2013, we: (i) invested $2,085,411 in Agency pass-through RMBS, at a weighted average purchase price of 107.5% of par value, $59,228 in Agency IOs, $29,210 in Inverse IOs, $630,083 in non-Agency RMBS, $12,000 in other investments and $113,038 in securitized mortgage loans; (ii) received prepayments and scheduled amortization of $218,765 for Agency RMBS, $84,772 for non-Agency RMBS, $404 for other investments and $3,333 on our securitized mortgage loans; and (iii) sold Agency RMBS of $3,083,376, realizing aggregate losses of $(59,809) and sold $75,500 of non-Agency RMBS, realizing gains of $11,500.
We receive interest-only payments with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IOs of $43,272 with an aggregate notional balance of $429,204, the overall impact of Agency IOs in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the nine months ended September 30, 2013, we sold $19,125 of Agency IOs and $36,445 of Agency Inverse IO securities, realizing aggregate net gains of $578.
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
Financing Activity
Our financing activity for the first nine months of 2013 reflects the deployment of nearly $172,000 of equity capital, raised in March 2013, on a levered basis and the subsequent rebalancing of our portfolio primarily in June 2013, as previously discussed.
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At September 30, 2013, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $2,881,680. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of September 30, 2013, we had master repurchase agreements with 23 counterparties and, as a matter of routine business, have discussions with other financial institutions regarding potentially providing us with additional repurchase agreement capacity.
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

Table 15
	Repurchase Agreements			Securitized Debt
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$46,003	$47,024
June 30, 2013 (1)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,338	$49,559
March 31, 2013 (2)	$3,669,630	$4,343,341	$4,343,341	$28,742	$49,852	$49,852
December 31, 2012	$3,601,907	$3,654,436	$3,654,436	$—	$—	$—
September 30, 2012 (3)	$2,625,055	$3,709,684	$3,709,684	$—	$—	$—
June 30, 2012 (4)	$2,192,868	$2,631,101	$2,631,101	$—	$—	$—

(1)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

(2)
On March 25 and March 13, 2013, we raised net equity of approximately $22,417 and $149,129, respectively, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period. The amount reported under securitized debt reflects the fair value of the debt associated with our initial securitization transaction which was completed in February 2013.

(3)
On September 20, 2012, we raised net equity of approximately $166,572, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

(4)
On April 20, 2012, we raised net equity of approximately $249,490, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

The following table presents information about our borrowings by the type of collateral pledged, and the fair value of such collateral as of the dates presented along with the corresponding weighted average interest rate and the effective cost of funds for the quarterly periods then ended:

Table 16
Quarterly Period Ended	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)		Weighted Average Interest Rate	Effective Cost of Funds (2)
September 30, 2013
Agency RMBS repurchase borrowings	$1,989,518	$2,102,874		0.42%	1.64%
Non-Agency RMBS repurchase borrowings (3)	884,362	1,181,396		2.05	2.13
Other investment securities repurchase borrowings	7,800	11,712		1.76	1.76
Total repurchase borrowings	2,881,680	3,295,982		0.84%	1.76%
Securitized Debt	45,590	109,586		4.19	4.19
Total	$2,927,270	$3,405,568		0.89%	1.80%
June 30, 2013
Agency RMBS repurchase borrowings	$3,367,445	$3,533,248		0.43%	1.10%
Non-Agency RMBS repurchase borrowings	577,652	792,500		2.16	2.27
Total repurchase borrowings	3,945,097	4,325,748		0.63%	1.24%
Securitized Debt	47,353	110,278		4.22	4.22
Total	$3,992,450	$4,436,026		0.67%	1.27%
March 31, 2013
Agency RMBS repurchase borrowings	$3,896,493	$4,096,389		0.45%	0.96%
Non-Agency RMBS repurchase borrowings	446,848	639,956		2.15	2.20
Total repurchase borrowings	4,343,341	4,736,345		0.65%	1.11%
Securitized Debt	48,980	114,881	(4)	4.37	4.37
Total	$4,392,321	$4,851,226		0.68%	1.14%
December 31, 2012
Agency RMBS repurchase borrowings	$3,223,577	$3,389,701		0.48%	0.88%
Non-Agency RMBS repurchase borrowings	430,859	606,649		2.16	2.16
Total repurchase borrowings	$3,654,436	$3,996,350		0.67%	1.03%
September 30, 2012
Agency RMBS repurchase borrowings	$3,314,990	$3,491,639		0.44%	0.80%
Non-Agency RMBS repurchase borrowings	394,694	542,698		2.17	2.17
Total repurchase borrowings	$3,709,684	$4,034,337		0.65%	0.96%

(1)	May include cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods presented is calculated on an annualized basis and includes the interest component for Swaps of $6,894, $6,437, $4,139, $3,220 and $2,075 for the quarterly period presented, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

(3)
The principal balance of non-Agency repurchase borrowings includes $27,014 of repurchase borrowings collateralized by $45,023 of non-Agency RMBS, which are included in the fair value of collateral pledged. These non-Agency RMBS were acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS are eliminated in consolidation with the VIE, such that they are not included in our consolidated balance sheet. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)
Represents the fair value of the securitized mortgage loans held by the consolidated VIE, which loans in effect collateralize all of the securities issued in connection with the February 2013 securitization. The senior security, which was sold to a third-party is presented on our consolidated balance sheet as securitized debt. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At September 30, 2013, haircuts ranged from a low of 3.0% to a high of 5.3% for our repurchase borrowings secured by Agency RMBS and a low of 10.0% to a high of 50.0% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements are subject to financial covenants. An event of default or termination event would give some of our counterparties the option to terminate all existing repurchase transactions with us and require any amount due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through September 30, 2013. At September 30, 2013, we had RMBS of $3,226,215, and cash of $58,286 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included a non-Agency RMBS with a fair value of $45,023 that was acquired in connection with our securitization transaction and is not included on our balance sheet, as such RMBS was eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as a component of “restricted cash.” (See Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
Subsequent Events
On November 6, 2013, our Board of Directors authorized a stock repurchase program (or, Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program.
Cash Flows and Liquidity for the Nine Months Ended September 30, 2013
Our cash and cash equivalents decreased by $7,334 during the nine months ended September 30, 2013, reflecting $637,092 used by financing activities, $68,677 provided by operating activities and $561,081 provided by investing activities. We maintain cash and cash equivalents at levels that we believe will enable us to meet margin calls and other obligations as they come due. We held cash of $142,242 at September 30, 2013. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of September 30, 2013:

Table 17
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,730,605	151,075	—	—	$2,881,680
Interest on repurchase agreements borrowings (1)	5,700	4,306	—	—	10,006
Total	$2,736,305	155,381	—	—	$2,891,686

(1)	Interest expense is calculated based on the interest rate in effect at September 30, 2013.
The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 12 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At September 30, 2013, we had securitized debt with a balance of $45,590 (and a fair value of $46,003) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay and, as such the securitized debt is non-recourse to us.
Management Agreement
Pursuant to the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager will use the proceeds from the management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also serve as our officers, will receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer based on the percentage of his time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation.
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
We intend to make regular quarterly dividend distributions to holders of our capital stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other contractual obligations. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
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
Operating earnings and operating earnings per common share presented exclude, as applicable: (i) certain realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating earnings is a non-GAAP financial measure that is used by our Manager to assess our business results.
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
We believe that the non-GAAP measures we present provide investors, and other readers of our annual report on Form 10-K and our quarterly reports on Form 10-Q, with meaningful information to assess the performance of our ongoing business and believe it is useful supplemental information for both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that such measure excludes, except for the net interest component of our Swaps, the effects of net realized and unrealized gains and losses from investments and realized and unrealized gains and losses from our derivative instruments. In addition, our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 18	Three Months Ended
	September 30, 2013		September 30, 2012
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$6,789	0.89%	$4,289	0.65%
Adjustment:
Net interest paid for Swaps	6,894	0.91%	2,075	0.31%
Effective interest expense/effective cost of funds	$13,683	1.80%	$6,364	0.96%
Weighted average balance of borrowings	$3,013,372		$2,625,055

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$20,243	0.74%	$8,521	0.58%
Adjustment:
Net interest paid for Swaps	17,470	0.63%	4,586	0.31%
Effective interest expense/effective cost of funds	$37,713	1.37%	$13,107	0.89%
Weighted average balance of borrowings	$3,671,026		$1,966,293

Table 19	Three Months Ended
	September 30, 2013		September 30, 2012
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$34,416	3.77%	$26,438	3.39%
Less: effective interest expense/effective cost of funds (1)	13,683	1.80%	6,364	0.96%
Effective net interest income	$20,733	1.97%	$20,074	2.43%
Weighted average balance of interest-earning assets	$3,567,727		$3,054,548

	Nine Months Ended
	September 30, 2013		September 30, 2012
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$113,992	3.57%	$60,791	3.58%
Less: effective interest expense/effective cost of funds (1)	37,713	1.37%	13,107	0.89%
Effective net interest income	$76,279	2.20%	$47,684	2.69%
Weighted average balance of interest-earning assets	$4,212,864		$2,227,985

(1)	As reconciled in Table 18, above.

The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 20
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income/(loss) allocable to common stockholders	$8,158	$70,249	$(66,442)	$116,628
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	16,596	(13,861)	48,309	(32,244)
Unrealized (gain)/loss on RMBS, net	(28,143)	(54,913)	139,727	(75,461)
Unrealized (gain)/loss on derivatives, net	27,572	9,831	(50,547)	24,192
Unrealized (gain)/loss on securitized mortgage loans, net	(537)	—	88	—
Unrealized loss on securitized debt, net	428	—	413	—
Unrealized (gain) on other investment securities	(116)	—	(116)	—
Non-cash stock-based compensation expense	207	105	752	274
Realized (gain)/loss on Swap/Swaption terminations, net	(12,498)	4,747	(22,526)	4,709
Realized (gain)/loss on TBA Shorts, net	(281)	—	(281)	—
Total adjustments to arrive at operating earnings	3,228	(54,091)	115,819	(78,530)
Operating earnings	$11,386	$16,158	$49,377	$38,098
Basic and diluted operating earnings per common share	$0.36	$0.67	$1.65	$2.05
Basic and diluted weighted average common shares outstanding	31,999,792	24,214,410	29,916,932	18,628,087

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to non-Agency RMBS, other investment securities and securitized mortgage loans and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased substantially all of our non-Agency RMBS at a discount to par value, which we believe further mitigates our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.
Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at September 30, 2013. Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or, FICO) score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 21	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	69	654	14	6	2	745
Current unpaid principal balance	$14,440	$132,882	$2,743	$1,177	$141	$151,383
Loan Attributes:
Weighted average loan age	66	75	81	98	110	74
Weighted average original loan-to-value	74.60%	79.76%	81.80%	80.51%	100.00%	79.33%
Weighted average original FICO	600	631	625	610	668	628
Net weighted average coupon rate	6.98%	5.74%	5.62%	5.16%	7.74%	5.86%
Current Performance:
Current	74.83%	76.20%	84.18%	66.08%	100.00%	76.16%
30 day delinquent	14.82%	10.94%	11.02%	—%	—%	11.22%
60 days delinquent	5.82%	3.33%	—%	33.92%	—%	3.74%
90+ days delinquent	1.18%	7.33%	—%	—%	—%	6.54%
Bankruptcy/foreclosure	3.35%	2.21%	4.80%	—%	—%	2.34%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at September 30, 2013. Information presented with respect to weighted average loan to value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 22	Year of Securitization (1)
	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of securities	15	33	54	64	39	205
Carrying value/estimated fair value	$111,612	$210,895	$311,631	$362,159	$121,523	$1,117,820
Amortized cost	$101,744	$188,600	$295,838	$353,376	$116,144	$1,055,702
Current par value	$140,831	$281,609	$393,700	$405,623	$134,596	$1,356,359
Carrying value to current par	79.25%	74.89%	79.15%	89.28%	90.29%	82.41%
Amortized cost to current par	72.25%	66.97%	75.14%	87.12%	86.29%	77.83%
Net weighted average security coupon	1.73%	0.62%	1.11%	1.41%	1.97%	1.24%
Loan Attributes:
Weighted average loan age (months)	79	90	101	111	131	103
Weighted average original loan-to-value	77.54%	79.80%	80.66%	79.81%	80.65%	79.91%
Weighted average original FICO	673	631	643	617	623	633
Current Performance:
60+ day delinquencies	32.37%	36.47%	31.93%	27.68%	28.13%	31.04%
Average credit enhancement (2)	17.74%	22.91%	35.90%	45.01%	27.99%	33.72%
3 month CRR (3)	5.15%	3.30%	4.01%	6.21%	6.53%	4.97%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2013. Information is based on loans for individual groups owned by us.
The mortgages underlying our non-Agency RMBS are located in various states across the United States. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at September 30, 2013 based on fair value:

Table 23
Property Location	Percent (1)
California	23.5%
New York	9.9%
Florida	8.8%
Texas	6.7%
New Jersey	3.7%
Other (2)	47.4%
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.32% of the total.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate non-Agency RMBS and other investment securities to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
Interest Rate Effects on Estimated Fair Value
Another component of interest rate risk is the effect that changes in interest rates will have on the market value of the assets that we acquire. We face the risk that the market value of our assets will increase or decrease differently from our derivative instruments.
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
Our RMBS are carried at their estimated fair value with unrealized gains and losses included in earnings. The fair value of RMBS can generally expect to fluctuate primarily due to changes in interest rates, and with respect to our non-Agency RMBS credit changes and other factors. Generally, in a rising interest rate environment, the estimated fair value of our RMBS portfolio, on a net basis, would generally be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would generally be expected to increase.
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
Nearly all of our pass-through Agency RMBS, which comprise the majority of our investment portfolio, are comprised of fixed-rate securities. In general, as market interest rates increase, prices for fixed-income securities decrease and the duration of such assets increases; conversely, as market interest rates decrease, prices for fixed-income securities increase and the duration of such assets decreases. We monitor the duration of our Agency RMBS and derivative instruments, using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at September 30, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at September 30, 2013, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 24
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	1.24%	3.59%
+50	0.55%	2.79%
(50)	(1.04)%	(6.37)%
(100)	(1.72)%	(14.08)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2013. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender, including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of September 30, 2013, see Note 8 to the consolidated financial statements included under Item 1 in this Quarterly Report on Form 10-Q.
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
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at September 30, 2013:

Table 25
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,338,557	$40,409	$199,316	5.3%
Canada (2)	2	370,672	—	75,480	2.0%
	9	1,709,229	40,409	274,796	7.3%
Europe :(2)
Germany	1	105,601	—	10,642	0.3%
Switzerland	1	146,505	—	22,854	0.6%
United Kingdom	2	279,760	(2,437)	65,692	1.7%
Netherlands	1	191,901	—	13,610	0.4%
	5	723,767	(2,437)	112,798	3.0%
Asia :(2)
Japan	3	448,684	8,520	29,521	0.8%
Total Counterparty Exposure	17	$2,881,680	$46,492	$417,115	11.1%

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

We maintain cash deposits with what we believe to be high credit quality financial institutions. At September 30, 2013, we had cash of $142,242 primarily comprised of cash on deposit with our prime broker domiciled in the United States, substantially all of which was in excess of applicable insurance limits.

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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2013, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

ITEM 5.	Other Information
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ( or, ITRA) added a new subsection (r) to section 13 of the Exchange Act, requiring an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. The Company has been advised that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (or, CEVA). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. Because of the relationship with the Manager, which is an indirect subsidiary and is considered to be an affiliate of Apollo, the Company may be considered to be an affiliate of CEVA since the Company and CEVA may be deemed to be under the common control of Apollo. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that the Company is required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by the Company and does not involve the Company, the Company’s management or the Manager. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. The Company has not independently verified or participated in the preparation of the disclosure below.
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (or, OFAC) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl (or, CEVA Italy) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (or, SDN). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (or, CEVA Malaysia) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into

Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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

November 7, 2013

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Stuart A. Rothstein
Stuart A. Rothstein
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)