Form 10-K
period 2013-12-31
Apollo Residential Mortgage, Inc.
filed 2014-02-21
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $522,264,007, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
On February 18, 2014, the registrant had a total of 32,040,533 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders scheduled to be held on or about June 19, 2014 are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
In this annual report on Form 10-K, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in this annual report on Form 10-K. “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by an Agency while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter generally adjust annually based on an increment over a specified interest rate index; “Agency IOs” and “Agency Inverse IOs” refer to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; and “TBA Short Contracts” refer to TBA Contracts for which we would be required to deliver certain Agency RMBS on a forward basis.
We make forward-looking statements in this annual report on Form 10-K and will make forward-looking statements in future filings with the Securities and Exchange Commission (or, SEC), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (or, Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or, Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of non-Agency RMBS; the non-Agency RMBS securitization market; general volatility of the securities markets in which we participate; changes in the value of our assets; our expected portfolio of assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; prepayment rates on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a real estate investment trust (or, REIT) for U.S. federal income tax purposes; our ability to remain excluded from registration as an investment company under the Investment Company Act of 1940, as amended (or, 1940 Act); availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets; availability of qualified personnel; estimates relating to our ability to pay dividends to our stockholders in the future; and our understanding of our competition.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that are filed with the SEC could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See ITEM 1A of this annual report on Form 10-K.

PART I

ITEM 1.	Business
All currency figures are presented in thousands, except per share data or as otherwise noted.
GENERAL
We were organized as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011, concurrent with the initial public offering of our common stock (or, IPO). We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate so as to continue to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act.
We are externally managed and advised by ARM Manager, LLC (or, Manager), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, Apollo). Founded in 1990, Apollo is a leading global alternative investment manager with a contrarian and value-oriented investment approach, with reported total assets under management of approximately $161.2 billion as of December 31, 2013. Apollo has significant and longstanding experience in residential real estate markets through a number of its funds’ investments. We believe that utilizing the extensive expertise of our Manager allows us to differentiate ourself from our peers in the acquisition of our target assets. Specifically, we believe that our Manager’s deep understanding of mortgage market fundamentals, as well as its ability to analyze, model and set value parameters around the individual mortgages that collateralize Agency RMBS and non-Agency RMBS, enables our Manager to selectively acquire assets for us that present attractive risk-adjusted return profiles and have the potential for capital appreciation.
We are primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets in the U.S. Our principal objective is to provide attractive risk-adjusted returns from our assets to our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation.
INVESTMENT STRATEGY
We invest in residential mortgage assets throughout the U.S. As of December 31, 2013, we held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS, securitized mortgage loans and other mortgage related investments. We believe that the diversification of our portfolio of assets over time, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time. The following is a summary of our target assets:

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

Residential Mortgage Loans
Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs, Subprime mortgage loans or other mortgage-like financing arrangements. These mortgages may be performing, sub-performing or non-performing.

Other Residential Mortgage Related Assets
Non-Agency RMBS comprised of interest-only (or, non-Agency IO), principal-only (or, non-Agency PO), floating rate inverse interest-only (or, non-Agency Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights (or, MSRs), and excess servicing spreads (or, excess MSRs). In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
FINANCING STRATEGY
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had aggregate debt-to-equity of 4.1 times at December 31, 2013. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on market conditions and/or our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer. In April 2013, we were able to extend certain of our repurchase borrowings collateralized by non-Agency RMBS with initial terms of up to 18 months. At December 31, 2013, we had master repurchase agreements with 23 counterparties and, as a matter of routine business may have discussions with additional financial institutions with respect to expanding our repurchase agreement capacity. As of December 31, 2013, we had $3,034,058 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $2,125,767 of Agency RMBS, $11,515 of other investments securities and $1,256,250 of non-Agency RMBS, which included $47,057 of non-Agency RMBS that are eliminated from our balance sheet in consolidation with a VIE. (See Notes 6 - Receivables, 7 - Borrowings Under Repurchase Agreements, 8 - Collateral Positions and 9 - Offsetting Assets and Liabilities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
In February 2013, in connection with our purchase of a pool of performing and re-performing mortgage loans, we engaged in a securitization transaction. One objective of this transaction, as well as potential future securitization transactions, is to obtain long-term non-recourse financing on the underlying securitized assets with more favorable terms than those available on whole loans. For financial statement reporting purposes, the sale of the senior security created in the securitization is presented on our consolidated balance sheet as non-recourse securitized debt, which is collateralized by the securitized mortgage loans. (See Notes 5 - Securitized Mortgage Loans and 13 - Use of Special Purpose Entities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
In addition to repurchase borrowings and securitized debt, subject to market conditions, we may utilize other sources of leverage in the future, including, but not limited to, securitized debt associated with resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our future use of these alternative forms of financing is subject to market conditions. (See “Market Conditions and Our Strategy” included under ITEM 7 of this annual report on Form 10-K.)
HEDGING STRATEGY
Subject to maintaining our qualification as a REIT for U.S. federal income purposes, we pursue various hedging strategies with the objective of reducing our exposure to increases in interest rates. The U.S. federal income tax rules applicable to REITs may necessitate that we implement certain of these techniques through a taxable REIT subsidiary (or, TRS) that will generally be subject to U.S. federal and state income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.
We use derivative instruments, which to date have been comprised of interest rate swaps (or, Swaps), interest rate swaptions (or, Swaptions) and TBA Short Contracts. Our Swaps and Swaptions mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings; in addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio. At December 31, 2013, our Swaps had an aggregate notional balance of $1,587,000 with a weighted average fixed pay rate of 1.34% and a weighted average term to maturity of 5.1 years.
Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to the terms of our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on the three-month London Interbank Offer Rate (or, LIBOR), on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At December 31, 2013, our Swaptions had an aggregate stated notional balance of $1,375,000 and a weighted average term of five months until expiration; the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.64% and a weighted average term of 10 years.
TBA Short Contracts serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract. At December 31, 2013, we had four TBA Short Contracts with an aggregate stated notional balance of $400,000, which provide that we settle such contracts at their maturity date of February 13, 2014, by either delivering the Agency RMBS as specified in the contract or net settling such contracts, whereby we would either pay or receive an amount equal to the fair value of the contract. For U.S. federal income tax purposes, although the law is not clear with respect to TBA transactions, we intend to take the position that settling TBA Short Contracts results in a gain or loss on the disposition of the securities delivered for the purpose of the REIT 75% and 95% gross income tests. In addition, we may also engage in other hedging transactions, including, but not limited to, other TBA transactions, that we identify as a hedge of indebtedness incurred or to be incurred to acquire real estate assets in which case any gain recognized in connection with the net settling of such a contract would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
To date, we have not elected to apply hedge accounting pursuant to accounting principles generally accepted in the U.S. (or, GAAP) for our derivatives and, as a result, we record changes in the estimated fair value of such instruments along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statement of operations.
Certain Swap trades entered into since June 10, 2013 are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirement generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. (For additional information about our derivative instruments, see Note 10 - Derivative Instruments to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
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
We have a trading policy in place that governs the purchase or sale of any securities of the Company by any of our directors or employees, or by the partners, directors and officers of Apollo, as well as others, and that prohibits any such persons from buying or selling our securities on the basis of material non-public information.
COMPETITION
Our net income depends, in part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring and financing our target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Market conditions may attract additional market competitors, which may further increase our competition for investments and sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of our financing, and thereby adversely affect the market price of our common stock and preferred stock (collectively our “capital stock”).

EMPLOYEES
We have no employees and are managed by our Manager pursuant to the management agreement between our Manager, us and ARM Operating LLC, dated as of July 21, 2011 (or, Management Agreement). Our officers, comprised of our Chief Executive Officer (or, CEO)/President and Chief Financial Officer (or, CFO)/Treasurer/Secretary are employees of our Manager or its affiliates.
AVAILABLE INFORMATION
We maintain a website at www.apolloresidentialmortgage.com and make available, free of charge, on our website (a) our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Our documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations — Apollo Residential Mortgage, Inc., c/o Apollo Global Management, LLC, 9 West 57th Street, 43rd Floor, New York, New York 10019.

ITEM 1A.	Risk Factors
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders and could cause the value of our common stock and 8.0% Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock), to decline.
Readers should carefully consider each of the following risks and all of the other information set forth in this annual report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
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
We do not have any employees or separate facilities and rely completely on our Manager to provide us with investment and advisory services. Our Manager has significant discretion as to the implementation of our operating policies and strategies. We depend on the diligence, skill and network of business contacts of our Manager. We benefit from the personnel, relationships and experience of our Manager’s executive team and other personnel and investors of Apollo. The executive officers and key personnel of our Manager evaluate, negotiate, purchase and monitor investments; therefore, our success depends on their continued service. We also depend, to a significant extent, on our Manager’s access to the investment professionals and partners of Apollo and the industry insight and deal flow generated by the Apollo investment professionals in the course of their investment and portfolio management activities.
The departure of any of the senior personnel of our Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that our Manager will remain the investment manager or that it will continue to have access to its or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with our Manager is through July 27, 2014, the third anniversary of the closing of the IPO. We did not provide notice of termination of the Management Agreement to our Manager and, as a result, the term of the Management Agreement was automatically extended to July 27, 2015, with automatic one year renewals thereafter. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business strategy.
The ability of our Manager and its officers and other personnel to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.
Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Further, the officers and other personnel of our Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of our investment activity. Furthermore, a private equity fund managed by Apollo has an investment in and controls Vantium Capital Markets, L.P. (or, Vantium), which is an entity that invests in residential mortgages and other related assets. Vantium is in the process of winding down its existing portfolio of mortgage assets and ceased acquiring assets in 2011. In addition to Vantium, other affiliates of Apollo, including certain separate accounts and funds managed by Apollo, source and/or manage RMBS and other mortgage related assets. It is possible that other Apollo vehicles, as well as existing or future portfolio companies or funds or separate accounts managed by Apollo, may from time to time, have the same target assets as ours as a part of their larger business strategies. To the extent such other Apollo vehicle, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.
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
The initial term of the Management Agreement with our Manager is through July 27, 2014, the third anniversary of the closing of the IPO. We did not provide notice of termination of the Management Agreement to our Manager and, as a result, the term of the Management Agreement was automatically extended to July 27, 2015, with automatic one-year renewals thereafter provided. However, as described above, under the certain limited circumstances we may terminate the Management Agreement annually upon 180 days prior notice to our Manager, which cancellation would require that we pay a fee to the Manager.
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
Our ability to achieve our investment objectives depends on our ability to grow, which depends in turn on the management team of our Manager and its ability to identify and make investments on favorable terms that meet our investment criteria, as well as on our access to financing on acceptable terms. Our ability to grow is also dependent upon our Manager’s ability to successfully hire, train, supervise and manage new personnel. We may not be able to manage growth effectively or to achieve growth at all. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We do not own the Apollo name, but we may use the name pursuant to a license agreement with Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.
We have entered into a license agreement with Apollo, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name “Apollo.” Under this agreement, we have the right to use this name for so long as our Manager continues to serve us pursuant to the Management Agreement. Apollo retains the right to continue using the “Apollo” name. We cannot preclude Apollo from licensing or transferring the ownership of the “Apollo” name to third parties, some of whom may compete with us. Consequently, we would be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo or others. Furthermore, in the event that the license agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The license agreement will terminate concurrently with the termination of the Management Agreement.
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
Our Manager is authorized to follow very broad investment guidelines. While our directors periodically review our investment guidelines and our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Furthermore, our Manager may use complex strategies and transactions entered into by our Manager that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude within the broad investment guidelines in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which could materially and adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders. Decisions made and investments entered into by our Manager may not fully reflect our best interests.
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
Our Manager and Apollo have agreed that, for so long as the Management Agreement is in effect and Apollo controls our Manager, neither they nor any entity controlled by Apollo will sponsor or manage any U.S. publicly traded REIT that invests primarily in our target assets. However, our Manager, Apollo and their respective affiliates has and may in the future sponsor or manage additional U.S. publicly traded REITs that invest generally in real estate assets but not primarily in our target assets. Presently, a private equity fund managed by Apollo has an investment in and controls Vantium, which is an entity that invests in residential mortgages and other related assets. Vantium is in the process of winding down its existing portfolio of mortgage assets and ceased acquiring assets in 2011. In addition to Vantium, other affiliates of Apollo, including certain separate accounts and funds managed by Apollo, source and/or manage RMBS and other mortgage related assets. It is possible that other Apollo vehicles, as well as existing or future portfolio companies or funds or separate accounts managed by Apollo, may from time to time, have the same target assets as ours as a part of their larger business strategies. To the extent such other Apollo vehicles, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including us, is treated in a manner that, over time, is fair and equitable.
According to this policy, investments may be allocated by taking into account factors, including but not limited to, available capital and net asset value of the investment vehicles, suitability of the investment, order size, investment objectives, permitted leverage and available financing, current income expectations, the size, liquidity and duration (i.e., the measure of sensitivity of the price of fixed income securities to changes in interest rates) of the available investment, seniority and other capital structure considerations and the tax implications of an investment. In certain circumstances, the allocation policy provides for the allocation of investments pursuant to a pre-defined arrangement that is other than pro-rata. The investment allocation policy may be amended by our Manager and Apollo at any time without our consent.
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
Our business may be adversely affected if our reputation, the reputation of our Manager or Apollo, or the reputation of counterparties with whom we associate is harmed.
We may be harmed by reputational issues and adverse publicity relating to us, our Manager or Apollo. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Such reputational issues may depress the market price of our capital stock or have a negative affect on our ability to attract counterparties for our transactions, or otherwise adversely affect us.
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
Risks Related to Our Company
We have a limited operating history and may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain dividend distributions to our stockholders.
We commenced operations on July 27, 2011 and have limited operating history. Our ability to provide attractive risk-adjusted returns from our assets to our stockholders over the long term is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we may not do either on an on-going basis. We may not be able to generate sufficient revenue from operations to pay our operating expenses and to continue to pay dividends to stockholders. The results of our operations and the execution of our business strategy depend on several factors, including the availability of opportunities for investment in our target assets, the level and volatility of interest rates, the availability of adequate equity capital as well as short and long-term financing, conditions in the financial markets and economic conditions.
Difficult and volatile conditions in the mortgage and residential real estate markets, as well as the broader financial markets, may cause us to experience losses related to our asset portfolio and there can be no assurance that we will be successful in executing our business strategies amidst such conditions.
Our results of operations may be materially affected by conditions in the market for mortgages and mortgage-related assets, including RMBS, as well as the residential real estate market, the financial markets and the economy in general. Continuing concerns about the mortgage market and the real estate market, as well as inflation, energy costs, geopolitical issues, unemployment and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the U.S. residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have stabilized or that they will not worsen. In addition, there is a correlation between home price declines (which began with the global financial crisis in 2007, and have continued in certain states in the U.S. since such time, and, in some cases, worsened) and mortgage loan delinquencies. Further, there has been significant volatility in the price of residential mortgage assets. All of these factors have impacted investor perception of the risk associated with residential mortgage assets and had an impact on the value of existing real property and mortgages and new demand for homes and mortgages, which has weighed, and may continue to weigh, heavily on real estate and mortgage prices and performance. Further deterioration of the mortgage and residential real estate markets may affect our ability to identify target assets that will provide us with attractive return opportunities and may cause us to experience losses related to our assets. Declines in the value of our portfolio, or perceived market uncertainty about the value of our assets, would likely make it difficult for us to obtain financing on favorable terms or at all. Our profitability may be materially adversely affected if we are unable to obtain cost-effective financing. An increase in the volatility and deterioration in the broader residential mortgage and RMBS markets as well as the broader financial markets may adversely affect the performance and market value of our assets, which may reduce earnings and, in turn, cash available for distribution to our stockholders. Also, to the extent we invest in MSRs, deterioration of the residential real estate markets could increase delinquencies and defaults on the mortgage loans underlying the MSRs we acquire and increase the cost of servicing mortgage loans. Such increases in servicing costs could adversely affect our results of operations as revenues derived from the MSRs that would otherwise produce income may be diverted to pay servicers additional servicing fees or reimburse servicers for additional expenses from servicing. In addition, as default rates are a component of pricing MSRs, the market value of our MSRs may decrease, thereby decreasing the value we could obtain if we sold the MSRs.
We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
A number of entities compete with us in acquiring assets and obtaining financing. In acquiring target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including a number that have been recently formed and others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our capital stock. Many of our competitors are not subject to the operating constraints associated with REIT qualification or maintenance of our exclusion from registration as an investment company under the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will continue to be able to identify and make investments that are consistent with our investment objectives.
We may change our operational policies (including our investment guidelines, strategies and policies and the targeted assets in which we invest) with the approval of our board of directors but without stockholder consent or notice at any time, which may adversely affect the market value of our capital stock and our ability to pay dividends to our stockholders.
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
In the future, to the extent that market conditions change and we have sufficient capital to do so, we may change our investment guidelines in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any of our investment assets at any given time.
We depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our capital stock and our ability to pay dividends to our stockholders.
Our business depends on the communications and information systems of Apollo and other third-party service providers. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems in our securities trading activities and our operations, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Cybersecurity risk and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance cost, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to both our information systems, both internal and those provided by Apollo and third-party service providers. Apollo has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.
We cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging, governmental intervention in the economic and financial system or from regulatory reform of the oversight of the financial markets.
The U.S. Government, the U.S. Federal Reserve (or, the Federal Reserve), the U.S. Treasury (or, the Treasury), the SEC and other governmental and regulatory bodies have taken or are taking various actions in an effort to address the underlying causes of, and to contain the fallout from, the recent global financial crisis. For example, on July 21, 2010 President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (or, the Dodd-Frank Act). The Dodd-Frank Act places restrictions on residential mortgage loan originations and reforms the asset-backed securitization markets, including the RMBS market, most notably by imposing credit risk retention requirements on securitizers. The Dodd-Frank Act also imposes requirements on originators to make reasonable, good faith determinations regarding a consumer’s ability to repay a loan, subject to certain exceptions for qualified mortgages. Many aspects of the Dodd-Frank Act are subject to rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries.
The Dodd-Frank Act also creates a new regulator, the Consumer Financial Protection Bureau, which will now oversee many of the core laws that regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. We cannot predict what actions, if any, that the Consumer Financial Protection Bureau will take in the mortgage markets, nor what the impact of such actions will be on the mortgage markets or our results of operations, financial condition and business. In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could negatively impact mortgage REITs, such as ourselves. For example, a number of local governmental authorities have announced that they are evaluating eminent domain as one of several potential alternatives to help resolve housing finance challenges. This type of legislation and action could have a severe negative impact on the mortgage markets and may introduce risks that are difficult, if not impossible, to quantify. There is no certainty as to whether any governmental bodies will take steps to acquire any mortgage loans under such programs, or ultimately pass other legislation that will affect the mortgage markets. However, such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We cannot predict future actions by the Federal Reserve or the impact such actions will have on our business.
The Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a strategy implemented by the Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates prepayment speeds on certain RMBS increased. Purchases of Agency RMBS by the Federal Reserve has resulted in a narrowing of the returns earned on Agency RMBS. While the Federal Reserve has started to taper its quantitative easing, no assurance can be given as to when the Federal Reserve will completely discontinue quantitative easing. We cannot predict or control the impact future actions by regulators or government bodies, such as the Federal Reserve, will have on our business. Accordingly, future actions by regulators or government bodies, including the Federal Reserve, could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, our other target assets.
The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or, FHA), and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (which provides homeowners with assistance in avoiding residential mortgage loan foreclosures), the Hope for Homeowners Program (which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures) and the Home Affordable Refinance Program (or, HARP) which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed rate mortgages). A number of these homeowners assistance programs have been enhanced or expanded. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a significant reduction in cash flows to the holders of the mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that we intend to acquire and the assets we currently hold.

We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps” which requires that many swaps be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs. In addition, under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (or, CPO). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of our gross income. These parameters could limit the use of swaps by us below the level that our Manager would otherwise consider optimal or may lead to the registration of our Manager or directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.
The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect our business.
If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change, our ability to acquire Agency RMBS could be adversely affected. These developments could also materially and adversely impact our then existing Agency RMBS portfolio. We could be negatively affected in a number of ways depending on the manner in which related events unfold for the Agencies. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (e.g., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our then existing Agency RMBS could be materially and adversely impacted. A reduction in the supply of Agency RMBS could also negatively affect the pricing of our existing Agency RMBS. We rely on our Agency RMBS (as well as non-Agency RMBS and other investment securities) as collateral for our financings under our repurchase agreement borrowings. Any decline in their value, or perceived market uncertainty about their value, may make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets, and may increase the prices of Agency RMBS, thereby lowering the yields we would expect to receive on Agency RMBS that we purchase. In March 2013, the U.S. Federal Housing Finance Agency announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Currency (or, FMIC), to replace Fannie Mae and Freddie Mac once they wind down operations. In June 2013, in a draft bill entitled the “Secondary Mortgage Market Reform and Taxpayer Protection Act of 2013” it was proposed that the FMIC would be modeled after the Federal Deposit Insurance Corporation and provide catastrophic reinsurance in the secondary market for mortgage-backed securities. It would also take over multi-family guarantees as the existing portfolios of Fannie Mae and Freddie Mac are wound down by at least 15% annually until they are completely liquidated. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the Agencies and the securities issued or guaranteed by them. As a result, such laws could increase the risk of loss on our investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Past and potential future credit rating downgrades of the U.S. and certain European countries and the failure to resolve issues related to the “fiscal cliff” and the U.S. debt ceiling may materially adversely affect our business, liquidity, financial condition and results of operations.
Financial markets have recently been affected by concerns over U.S. fiscal policy. Although the U.S. Government passed legislation at the beginning of 2013 averting the so-called ‘‘fiscal cliff’’ (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), uncertainty remains relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, together with the continuing U.S. debt ceiling and budget deficit concerns, as well as recent issues relating to sovereign debt conditions in Europe, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the

U.S. Government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the recent crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further downgrade of U.S. Government securities by credit rating agencies, and/or a worsening or expansion of the recent crisis in Europe, may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
If the European economic situation were to worsen, or expand to other countries within Europe, we may be subject to enhanced risk of counterparty failure as well as related problems arising from a lack of liquidity in our markets. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, any decreased credit rating of U.S. Government securities would likely impact the credit risk associated with Agency RMBS in our portfolio and could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our capital stock. Continued adverse economic conditions may negatively impact the value of the assets in our portfolio, our net income, liquidity and our ability to finance our assets on favorable terms.
Loss of our exclusion from registration under the 1940 Act would adversely affect us, the market price of shares of our capital stock and our ability to distribute dividends, and could result in the termination of the Management Agreement with our Manager.
Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis (or, the 40% Test). We are organized as a holding company and conduct our businesses primarily through ARM Operating, LLC. Both Apollo Residential Mortgage, Inc. and ARM Operating, LLC conduct operations so that they comply with the 40% Test. In addition, certain of our subsidiaries rely upon the exclusion from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally means that at least 55% of each such subsidiary’s total assets must be comprised of qualifying assets and at least another 25% of our total assets must be comprised of qualifying assets and real estate-related assets under the 1940 Act. We take the position that qualifying assets for this purpose include mortgage loans where 100% of the loan is secured by real estate when we acquire it and we have the unilateral right to foreclose on the loan and other assets, such as the entire ownership in whole-pool Agency and non-Agency RMBS, that the SEC staff in various no-action letters or other pronouncements has determined are the functional equivalent of whole mortgage loans for purposes of the 1940 Act. While the SEC staff has issued a no-action letter that permits the treatment of such interests in Agency whole-pool RMBS as qualifying assets, no such SEC staff guidance is available with respect to non-Agency whole-pool RMBS. Accordingly, we rely on our own judgment and analysis in treating non-Agency whole-pool RMBS as qualifying assets by analogy to Agency whole-pool RMBS. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of this exclusion. There can be no assurance that the laws and regulations governing the 1940 Act status of companies relying on Section 3(c)(5)(C) of the 1940 Act, including the SEC or its staff providing more specific or different guidance regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusion, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue our strategies. If the SEC or its staff takes a position contrary to our analysis with respect to the characterization of our target assets, we may be deemed an unregistered investment company. In which case, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or acquire significant other additional assets, which may have lower returns than our expected portfolio, or we may need to modify our business strategy to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our borrowings, which could also require us to sell a significant portion of our assets. We cannot assure investors that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business strategy could have a material adverse effect on us. Further, if the SEC determined that we were an unregistered investment company, we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, we would potentially be unable to enforce contracts with third parties and third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our business strategy accordingly.
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
Through December 31, 2013, we financed our Agency RMBS, non-Agency RMBS and other investment securities with repurchase agreements. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy in general could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of our financing. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from our investments. Our financing costs will reduce cash available to pay dividends to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
We depend on repurchase agreements, and may in the future depend on the availability of securitizations, resecuritizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities) to finance our investments. Our inability to access such funding could have a material adverse effect on our results of operations, financial condition and business. We rely on short-term financing and thus are especially exposed to changes in the availability and cost of financing.
Our ability to fund our asset acquisitions may be impacted by our ability to secure financing on acceptable terms. We rely on short-term financing and thus are especially exposed to changes in the availability and cost of financing. For example, the term of a repurchase transaction under our repurchase agreements is typically one to six months at inception; although in some cases the term may be shorter or longer.
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
Many lenders have continued to maintain tight lending standards, and have reduced their lending capacity in response to the difficulties and changed economic conditions that have adversely affected the mortgage market. In addition, certain lenders have been impacted by the European sovereign debt crisis. Further contraction among lenders, insolvency of lenders or other general market disruptions could adversely affect one or more of our existing or potential lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing on attractive terms or at all. This could increase our financing costs and reduce our access to liquidity, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for dividends to our stockholders.
Borrowing rates are currently at low levels that may not be sustained in the future. As our repurchase agreements and other short-term borrowings mature, we are required either to enter into new borrowings or to sell certain of our assets. An increase in short-term interest rates at the time that we seek to enter into new borrowings would reduce the spread between the returns on our assets and the cost of our borrowings. This could adversely affect our earnings and, in turn, cash available for financing and investing purposes and to pay dividends to our stockholders.
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
The coupon rate of interest earned on RMBS collateralized by ARMs adjusts over time as interest rates change (typically after an initial fixed-rate period for Hybrids). However, the level of adjustment to the interest rates earned on our RMBS collateralized by ARMs is typically limited by contract or, in certain cases, by state or federal law. Interim and lifetime interest rate caps on the mortgages collateralizing our ARMs limit the amount by which the interest rates on such mortgages can adjust. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust upward during the next adjustment period. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM. Our repurchase transactions are not subject to similar restrictions, as the financial markets primarily determine the interest rates that we pay on borrowings under repurchase agreements used to finance our RMBS. Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, the interest income we earn on RMBS collateralized by ARMs could be less than the interest expense incurred to finance such assets.
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.
When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash/financing we receive from the lender is less than the value of the securities we pledge (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See “Counterparty Risk,” included under ITEM 7A of this annual report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties by country. Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. In addition, generally, if we default on one of our obligations under a repurchase transaction with a particular lender, that lender can elect to terminate the transaction and cease entering into additional repurchase transactions with us. In addition, some of our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other repurchase agreements could also declare a default. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for dividends to our stockholders.
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
We use repurchase agreements and may in the future use other sources of financing, including securitizations, resecuritizations, warehouse facilities and bank credit facilities to finance our asset acquisitions. Our repurchase agreements are uncommitted and the counterparty may refuse to advance funds under such agreements to us. If the market value of the mortgage loans or securities pledged or sold by us to a funding source decline in value, the lending institution may have the right to initiate a margin call in its sole discretion, which would require us to provide additional collateral or pay down a portion of the funds advanced, but we may not have the funds available to do so. Posting additional collateral will reduce our liquidity and may reduce our ability to pay dividends to our stockholders and limit our ability to leverage our assets, which could adversely affect our business and could cause the value of our capital stock to decline.
We may be forced to sell assets at significantly depressed prices to meet margin calls to post additional collateral and/or to maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in us incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. In the event we do not have sufficient liquidity to meet margin calls and post additional collateral, lending institutions can accelerate repayment of our indebtedness, increase our borrowing rates, liquidate our collateral or terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the U.S. Bankruptcy Code. In the event of our bankruptcy, our borrowings may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay. Further, financial institutions may require us to maintain a certain amount of cash that is not invested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, as described above, our financial condition could deteriorate rapidly.
Certain of our financing facilities contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.
Certain of our financing facilities contain, or may contain in the future, restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings.
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
The covenants and restrictions in our current and future financing facilities may restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments or acquisitions;

•	pay dividends on, repurchase or redeem our capital stock;

•	engage in mergers or consolidations;

•	reduce liquidity below certain levels,

•	grant liens or incur operating losses for more than a specified period; and

•	enter into transactions with affiliates.
These restrictions may interfere with our ability to obtain financing, to pay dividends, including dividends needed to maintain our qualification as a REIT, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and our ability to pay dividends, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to continue to pursue our strategy, which could curtail the returns on our assets.
If we acquire and subsequently re-sell any mortgage loans, we may be required to repurchase such loans or indemnify investors if we breach representations and warranties.
If we acquire and subsequently re-sell any mortgage loans, we would generally be required to make customary representations and warranties about such loans to the loan purchaser. Residential mortgage loan sale agreements and the terms of any securitizations into which we may sell loans will generally require us to repurchase or substitute loans in the event we breach a representation or warranty we provide to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against an originating broker or correspondent. Repurchased loans are typically worth only a fraction of the original price. Significant repurchase activity could materially adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders. See “Market Conditions and Our Strategy,” included under ITEM 7 of this annual report on Form 10-K.
Securitizations expose us to additional risks.
We have acquired and, based on our Manager’s assessment of market conditions, may continue to acquire residential mortgage loans with the intention of securitizing them and retaining all or a part of the securitized assets in our portfolio. To the extent that we securitize residential mortgage loans, we will often hold the most junior certificates associated with a securitization. As a holder of the most junior certificates, we are more exposed to losses on the portfolio investments because the interest we retain is subordinate to the more senior notes typically issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the more senior notes experience any losses. We cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to securitize our assets could hurt our performance and our ability to grow our business. See “Market Conditions and Our Strategy,” included under ITEM 7 of this annual report on Form 10-K.
Risks Related to Our Hedging
Our existing and future hedging transactions may expose us to contingent liabilities in the future and adversely impact our financial condition and results of operations.
Subject to maintaining our qualification as a REIT, part of our strategy involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due from us would be equal to the unrealized loss of the open Swap positions with the respective counterparty and could also include other fees and charges. Such losses would be reflected in our results of operations as realized losses. Our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. The need to fund these obligations could adversely impact our financial condition.
Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
Our hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for dividends to our stockholders.
In addition, certain of our derivative instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our operating results may suffer because losses on our derivatives may not be offset by a change in the fair value of our investment assets.
In order to mitigate interest rate risk associated with increases in interest rates we enter into interest rate derivative contracts. To date, we chose not to pursue hedge accounting for these or any of our other derivative instruments for GAAP purposes, and therefore we record the change in estimated fair value of such instruments in earnings. As a result, changes in the fair value of our derivative instruments may result in us incurring realized and unrealized losses on such instruments.

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
We seek to generate attractive risk-adjusted returns from our assets to our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. However, the assets we acquire may not appreciate in value and may in fact decline in value, as we experienced with our Agency RMBS during 2013, and the debt securities we acquire may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses, which could cause the value of our capital stock to decline.
We acquire Alt-A and Subprime mortgage loans and Option ARMs and non-Agency RMBS collateralized by Alt-A, Subprime and Option ARM mortgage loans, which are subject to increased risks.
We have acquired, and expect to continue to acquire, Alt-A, Subprime mortgage loans and Option ARMs and invest in non-Agency RMBS backed by collateral pools of that contain these types of mortgage loans, as well. Subprime mortgages may have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans” and as a result include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt-A, Subprime mortgage loans and Option ARMs have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with Alt-A and Subprime mortgage loans, the performance of RMBS backed by Alt-A and Subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Our portfolio of assets may be concentrated and may be subject to risk of default.
Our portfolio is primarily comprised of Agency RMBS and non-Agency RMBS and to a significantly lesser extent, we have investments in securitized mortgage loans and other investment securities. Over time, we may continue to diversify our portfolio to cover a broader range of other residential mortgage and mortgage related assets, including, but not limited to, additional residential mortgage loans, which we may source through bulk acquisitions of pools of whole loans originated by third parties, bonds-for-title, MSRs and excess MSRs. However, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.

Our Manager’s use of models in connection with the evaluation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
As part of the risk management process, our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing. Models and data are used to value assets or potential assets and also in connection with hedging our acquisitions. Many of the models are based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the models to also be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, our Manager may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, hedging transactions based on faulty models and data may prove to be unsuccessful in mitigating unfavorable interest rate exposure.
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
We may have significant credit risk, especially on non-Agency RMBS, in certain geographic areas and may be disproportionately affected by adverse events specific to those markets.
A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our non-Agency RMBS portfolio, we have significantly higher exposure in California, New York, Florida, Texas and New Jersey. Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our non-Agency RMBS in this area. This may then materially adversely affect our credit loss experience on our non-Agency RMBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.
Increases in interest rates could adversely affect the value of our assets and cause our interest expense to increase, which could result in reduced earnings or losses and negatively affect our profitability as well as the cash available for distribution to our stockholders.
We focus primarily on investing in, financing and managing Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets in the U.S. In a normal yield curve environment, some of these types of assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for dividends to our stockholders.
A significant risk associated with these assets is the risk that both long-term and short-term interest rates will increase significantly. If long-term rates increased significantly, the market value of these assets could decline, and the duration and weighted-average life of the assets could increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on the repurchase agreements we may enter into to finance the purchase of these securities. Market values of our assets may decline without any general increase in interest rates for a number of reasons, such as increases or expected increases in defaults, increases or expected increases in voluntary prepayments for those assets that are subject to prepayment risk or widening of credit spreads or spreads to benchmark interest rates. During 2013, there was significant volatility in interest rates which led to decreases in the market value of our Agency RMBS, resulting in both unrealized and realized losses on such securities.
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
Our investments are recorded at fair value and there may be uncertainty as to the value of these assets.
The assets in our investment portfolio are comprised of securities that trade in a market that may experience periods of illiquidity or market dislocation. We value our investments at fair value, as defined by GAAP, which valuations may from time to time, require us to use assumptions that may not be observable in the marketplace, particularly in periods of market dislocation or illiquidity for such investments. Our assumptions, could cause our estimate of value for our investments to be subjective, with the fair value of such investments differing materially from the values in a liquid market. There can be no assurance that the values that we arrive at for our investments can be realized upon the sale of such investments in the marketplace, due both to the potential subjectivity of our valuations and the fact that market values of our investments can be become very volatile depending on market conditions and the performance of certain investments.
The failure of servicers to effectively service the mortgage loans underlying certain of the assets in our portfolio could materially and adversely affect our investments in non-Agency RMBS and mortgage loans.
Most residential mortgage loans and securitizations of residential mortgage loans require a servicer to manage collections on each of the underlying loans. Both default frequency and severity of loss experienced on mortgage loans may depend upon the quality of the servicer. If servicers are not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If servicers take longer to liquidate non-performing assets, loss severities may tend to be higher than originally anticipated. The failure of servicers to effectively service the mortgage loans underlying certain assets in our portfolio could negatively impact the value of our investments and our performance. Many servicers have gone out of business in recent years, requiring a transfer of servicing to another servicer. This transfer takes time and loans may become delinquent because of confusion or lack of attention. In the case of pools of securitized loans, servicers may be required to advance interest on delinquent loans to the extent the servicer deems those advances recoverable. In the event the servicer does not advance, interest may be interrupted even on more senior securities. Servicers may also advance more interest than is in fact recoverable once a defaulted loan is disposed, and the loss to us may, as a result, be greater than the outstanding principal balance of that loan (greater than 100% loss severity).
Any credit ratings assigned to our assets will be subject to ongoing evaluations and revisions and we cannot assure investors that those ratings will not be downgraded.
Some of our assets are rated by nationally recognized statistical rating organizations. Any credit ratings on our assets are subject to ongoing evaluation by rating agencies, and we cannot assure investors that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets in the future, the value of these assets could significantly decline, which would adversely affect the value of our portfolio and could result in losses to us.
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
A decline in real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support refinancing or moving to a new home. Borrowers may also be less able or inclined to continue to honor their mortgage obligations if the value of real estate weakens, particularly in situations where balance of the mortgage loan exceeds the value of the mortgaged property. As a result, a decline in real estate values significantly increases the likelihood that we will incur losses on our non-Agency RMBS and mortgage loans in the event of default because the value of property securing such investments may be insufficient for us to recover our investment. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from non-Agency RMBS and residential mortgage loans in our portfolio, as well as our Manager’s ability to acquire, sell and securitize residential mortgage loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to pay dividends to our stockholders.
Prepayment rates may adversely affect the value of our portfolio of mortgage assets.
The value of our mortgage assets may be affected by prepayment rates on mortgage loans. If we purchase mortgage assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium faster than we anticipated when we invested in such assets. Conversely, if we purchase mortgage assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on mortgage loans may be affected by a number of factors including, but not limited to, market interest rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. In addition, prepayments received during periods of declining interest rates are likely to be reinvested by us in assets with yields that are lower than the investments that prepaid. In addition, the market value of the assets may, because of the risk of prepayment, benefit less than other fixed- income securities from declining interest rates.
We invest in Agency IO and Inverse IO securities and may in the future invest in non-Agency IO and Inverse IO securities, all of which are highly sensitive to prepayments and/or changes in interest rates. As the mortgages underlying an IO or Inverse IO are paid off, the future stream of interest on such securities is reduced. Faster prepayments than we anticipated on the underlying loans backing our IO and Inverse IO securities will have an adverse effect on our returns on these investments.
With respect to any MSRs in which we invest, prepayments eliminate the MSR on the mortgage loans being prepaid. If we purchase MSRs, we will base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the pool of mortgage loans underlying the related MSRs. Our expectation of prepayment speeds and recapture rates is a significant assumption underlying our cash flow projections and if prepayment speeds are significantly greater than expected or recapture rates significantly lower than expected, the carrying value of any MSRs that we acquire could exceed their estimated fair value.
The mortgage loans that we acquire, and the mortgage and other loans underlying the RMBS that we acquire, are subject to delinquency, foreclosure and loss, which could result in losses to us.
Residential mortgage loans are secured by one-to-four family residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we intend to acquire non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.
In the event of any default under a mortgage loans or similar residential mortgage assets held directly by us, we bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loans or other residential mortgage assets, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

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
We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. If any of our mortgage loans or similar residential mortgage assets are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.
When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could have a material adverse effect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Our mortgage assets are subject to risks particular to real property, which may reduce our return from an affected property or asset and reduce or eliminate our ability to pay dividends to stockholders.
We own mortgage assets secured by real estate including the mortgages collateralizing our non-Agency RMBS. In addition, we may own real estate directly in the future, either through direct acquisitions or upon a default of mortgage loans. Real estate investments are subject to various risks, including:

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
If any of these or similar events occur, it may reduce our return from an affected property or asset and reduce or eliminate our ability to pay dividends to our stockholders. In particular, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing our mortgage loans and mortgages collateralizing our non-Agency RMBS. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our non-Agency RMBS which, unlike Agency RMBS, are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or federally chartered corporation.
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

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to pay dividends to our stockholders.
In the course of our business, we may take title to real estate, and if so, could be subject to environmental liabilities with respect to these properties. The presence of hazardous substances, if any, on our properties may adversely affect our ability to sell the affected properties and incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
To the extent that we invest in MSRs in the future, the value that we may realize from MSRs and excess MSRs may be significantly less than the fair values of such assets reflected on our balance sheet.
We may invest in MSRs, which arise from contractual agreements between us and the investors (or, their agents) in mortgage securities and mortgage loans. Excess MSRs are interests in mortgage servicing rights, representing a portion of the fee paid to mortgage servicers. The fee that a mortgage servicer is entitled to receive for servicing a pool of mortgages generally exceeds the reasonable compensation that would be charged in an arm’s-length transaction. For example, Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. The portion of the fee in excess of what would be charged in an arm’s-length transaction is commonly referred to as the excess mortgage servicing fee. Subject to maintaining our qualification as a REIT and our exclusion from registration as an investment company under the 1940 Act, we may acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs and excess MSRs. Any MSRs and excess MSRs that we acquire will be recorded at fair value on our balance sheet. The determination of the fair value of MSRs and excess MSRs will require our Manager to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.
The ultimate realization of the value of MSRs and excess MSRs may be materially different than the fair values of such assets as reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders. Accordingly, there may be material uncertainty about the fair value of any MSRs or excess MSRs we acquire.
Furthermore, MSRs, excess MSRs and the related servicing activities are subject to numerous U.S. federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subjected by virtue of ownership of MSRs or excess MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We may be affected by deficiencies in foreclosure practices of third parties, as well as related delays in the foreclosure process.
Allegations of deficiencies in foreclosure documentation and servicing and foreclosure practices by several large mortgage servicers have raised various concerns relating to foreclosure practices. As a result of these alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In addition, on February 9, 2012, a group consisting of state attorneys general and state bank and mortgage regulators in 49 states reached a settlement with the largest mortgage servicers regarding foreclosure practices in the states’ various jurisdictions. On January 7, 2013 the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System announced a settlement with a number of mortgage servicers in lieu of continuing a foreclosure review process, under which borrowers who believed they were financially harmed by the foreclosure process in 2009 and 2010 were able to request an independent review of the process. The settlement, which includes funds for both direct payments to eligible borrowers and for other assistance such as loan modifications and forgiveness of deficiency judgments, ended the case-by-case reviews. The extension of foreclosure timelines increases the inventory backlog of distressed homes on the market and creates greater uncertainty about housing prices. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure or bankruptcy proceedings. We intend to continue to monitor and review the issues raised by the alleged improper foreclosure practices. We cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business and cannot assure you that these matters will not impair our performance and reduce the return on our investments.
The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
We may acquire assets or other instruments that are not liquid, including securities and other instruments that are not publicly traded. Moreover, turbulent market conditions, could significantly and negatively impact the liquidity of our assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. The illiquidity of our assets may make it difficult to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded such assets. To the extent that we utilize leverage to finance our purchase of assets that are or become illiquid, the negative impact on us related to trying to sell assets quickly could be greatly exacerbated. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We maintain cash balances in our bank accounts that exceed the Federal Deposit Insurance Corporation limitation.
We regularly maintain cash balances at a single bank domiciled in the U.S. in excess of the Federal Deposit Insurance Corporation insurance limit. The failure of such bank could result in the loss of a portion of such cash balances in excess of the federally insured limit, which could materially and adversely affect our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
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
If our portfolio of assets generates insufficient income and cash flow, we could be required to sell assets, borrow funds, make a portion of our dividend distributions in the form of a taxable stock distribution or distribution of debt securities to meet our distribution requirements.
We are generally required to distribute to our stockholders at least 90% of our ordinary taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986, as amended (or, the Internal Revenue Code), which requirement we currently satisfy through quarterly cash dividends. Our ability to pay dividends may be adversely affected by a number of factors. Although we pay quarterly dividends to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets generates insufficient income and cash flow to fund our dividends, we could be required to sell assets, borrow funds or make a portion of our dividend distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. Our board of directors will make determinations regarding dividend distributions based upon various factors, including our ordinary taxable income, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law (or, MGCL) and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay dividends to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	a significant increase in our operating expenses.
As a result, no assurance can be given that we will be able to pay dividends to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve any expected market yield, increase or even be maintained over time, such that the value of our capital stock could be materially and adversely affected.

In addition, dividend distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in shares of our common stock.
Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock and result in dilution to owners of our common stock.
If we decide to issue debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In September 2012, we issued 6,900,000 shares of 8.0% cumulative redeemable Preferred Stock. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock. The issuance of additional shares of our common stock, including in connection with conversions of our outstanding Preferred Stock, or other future issuances of convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common stockholders. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Risks Related to Our Organization and Structure
Certain provisions of the MGCL could inhibit changes in control.
Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or our associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (ii) two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for our shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations (i) between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), (ii) between us and Apollo and its affiliates and associates and (iii) persons acting in concert with any of the foregoing. As a result, any person described above may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance by us with the super majority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke this exemption in the future.
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

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement takeover defenses, some of which (for example, a classified board) we do not currently have. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors as a result of which, vacancies on our board of directors may be filled only by the remaining directors, even if the remaining directors do not constitute a quorum. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.
Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.
Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit recourse available to holders of our capital stock in the event of actions not in their best interests.
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
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits which permit (i) Apollo and certain of its affiliates to collectively hold up to 25% of our common stock (ii)

certain private fund investors to collectively hold (a) up to the greater of 1,540,500 shares of our common stock or 15% of our common stock, and (b) up to 25% of our Preferred Stock, and (iii) other private fund investors to collectively hold up to 20% of our Preferred Stock.
Risks Related to Our Taxation as a REIT
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify as a REIT or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of cash available to pay dividends to our stockholders.
We have elected to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We have not requested and do not intend to request a ruling from the Internal Revenue Service (or, IRS) that we qualify as a REIT. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our dividend distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we currently operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.
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
REIT distribution requirements may cause us to forego attractive investment opportunities and/or may require us to incur debt or sell assets to make such dividend distributions.
In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income including certain items of non-cash income, determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our dividend distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We expect to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our taxable income may substantially exceed our net income as determined based on GAAP because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as phantom income. Although some types of phantom income are excluded in determining the 90% distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to any phantom income items if we do not distribute those items on an annual basis. In addition, our taxable income may substantially exceed our net income as determined in accordance with GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, for tax purposes we may be required to accrue interest and discount income on mortgage loans, RMBS, and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification. We may be required under the terms of the indebtedness that we incur, whether to private lenders or pursuant to government programs, to use cash received from interest payments to make principal payment on that indebtedness, with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. We also could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT. In addition, our TRSs will be subject to U.S. federal, state and local corporate taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we hold some of our assets through TRSs. Any taxes paid by us or our TRSs would decrease the cash available for distribution to our stockholders.
The failure of mortgage loans or RMBS subject to a repurchase agreement to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.
When we enter into repurchase agreements, we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we are treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We have acquired and intend to continue to acquire non-Agency RMBS at prices that reflect significant market discounts on their unpaid principal balances. In particular, we have purchased junior tranches of certain non-Agency RMBS in which our right to cash distributions is subordinated to that of the holders of the senior tranches. The senior tranches participate in the cash flow from the underlying loan assets and distributions on the junior tranches are generally made only after all required payments are made to holders of the senior tranches. The amount of the discount at which we have acquired such non-Agency RMBS will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, even if junior tranches of non-Agency RMBS that we hold continue to generate taxable income with no corresponding receipt of cash, we must continue to meet the REIT distribution requirements, which are based on our taxable income.
Similarly, some of the RMBS that we acquire have been issued with original issue discount (or, OID). We are required to report such OID based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such RMBS will be made. If a portion of such RMBS turns out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable. Finally, in the event that any debt instruments or RMBS acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to subordinate RMBS at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest is determined to be uncollectible, the utility of that deduction could depend on us having taxable income in that later year or thereafter.
We may acquire excess MSRs, which reflects the portion of an MSR that exceeds the arm’s length fee for services performed by the mortgage service. Based on IRS guidance concerning the classification of excess MSRs to the extent we acquire excess MSRs, we intend to treat such excess MSRs as ownership interests in the interest payments made on the underlying mortgage loans, akin to an “interest-only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each excess MSR is treated as a bond that was issued with OID on the date we acquired such excess MSR. In general, we will be required to accrue OID based on the constant yield to maturity of each excess MSR, and to treat such OID as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the mortgage loans underlying the excess MSR. If the mortgage loans underlying an excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of OID will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income with respect to an excess MSR that exceeds the amount of cash collected for such excess MSR. Furthermore, it is possible that, over the life of the investment in an excess MSR, the total amount we pay for, and accrue with respect to, the excess MSR may exceed the total amount we collect on such excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize phantom income over the life of an excess MSR, which will impact our REIT distribution requirements.
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
In addition, the Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit (or, REMIC) is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includible in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receive directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded HARP, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings (which includes one-to-four family dwellings). If we were to acquire an interest in an eligible REMIC of which less than 95% of the assets constitute real estate assets, the IRS guidance described above may generally allow us to treat 80% of our interest in such a REMIC as a qualifying asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (or, RIC), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our common stock in record name, will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. Historically, we have not generated excess inclusion income; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future. In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
A REIT may own up to 100% of the stock of one or more entities that elect to be treated as a TRS for tax purposes. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. TRSs that we may form will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. We will monitor the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets. In addition, we will scrutinize our transactions with our

TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax. There can be no assurance however, that we will be able to comply with the TRS limitation or avoid the 100% excise tax in all situations.
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
Our ability to invest in TBA Contracts could be limited by our REIT qualification, and we could fail to qualify as a REIT as a result of these investments.
We may purchase forward-settling Agency RMBS transactions through TBA Contracts. Pursuant to these TBAs, we will agree to purchase, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. As with any forward purchase contract, the value of the underlying Agency RMBS may decrease between the contract date and the settlement date, which may result in the recognition of income or gains or loss. The law is unclear regarding whether TBAs are qualifying assets for the 75% REIT asset test.
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
Our principal executive office is located at 9 West 57th Street, New York, NY 10019, telephone (212) 515-3200.

ITEM 3.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2013, we were not involved in any legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All currency amounts are presented in thousands, except per share amounts or as otherwise noted.
Market Information
Our common stock is listed on the New York Stock Exchange (or, NYSE), under the symbol “AMTG.” On February 19, 2014, the last sales price for our common stock on the NYSE was $16.47 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2013 and 2012:

Year	Quarter End Date	High	Low
2013	December 31, 2013	$15.80	$14.24
	September 30, 2013	$16.65	$14.30
	June 30, 2013	$22.74	$15.78
	March 31, 2013	$23.11	$20.54
2012	December 31, 2012	$22.97	$18.05
	September 30, 2012	$23.59	$19.12
	June 30, 2012	$19.68	$17.60
	March 31, 2012	$19.59	$15.40
Holders
As of February 18, 2014, we had 101 registered holders of our common stock. The 101 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011 and, as such, anticipate distributing annually at least 90% of our REIT taxable income. Although we may borrow funds to pay dividends, cash for such dividends is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our board of directors may deem relevant. From time to time a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2013, all of our common stock dividends were characterized as ordinary income to stockholders, as none were characterized as return of capital or capital gains. (See ITEM 1A and ITEM 7 of this annual report on Form 10-K for a discussion of factors which may adversely affect our ability to pay dividends and for information regarding the sources of funds used for dividends.)
On September 20, 2012, we issued 6,900,000 shares of Preferred Stock. No dividends may be paid on our common stock unless full cumulative dividends have been paid on the Preferred Stock. To date, we have paid full cumulative dividends on our Preferred Stock and we have declared cash dividends on our common stock on a quarterly basis.
The following table presents information with respect to our common stock dividends declared during the years ended December 31, 2013 and 2012:

Year	Declaration Date	Record Date	Payment Date	Amount per Share
2013	December 18, 2013	December 31, 2013	January 31, 2014	$0.40
	September 19, 2013	September 30, 2013	October 31, 2013	$0.40
	June 17, 2013	June 28, 2013	July 31, 2013	$0.70
	March 18, 2013	March 28, 2013	April 30, 2013	$0.70
2012	December 14, 2012	December 31, 2012	January 31, 2013	$1.05
	September 14, 2012	September 28, 2012	October 31, 2012	$0.85
	June 12, 2012	June 29, 2012	July 31, 2012	$0.75
	March 6, 2012	March 31, 2012	April 30, 2012	$0.75

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
For additional information regarding the Stock Purchase Plan or additional assistance regarding the transfer of shares, individuals may telephone the Plan Administrator at 1-800-468-9716, or at 1-651-450-4064 if outside the U.S. Information may also be found on the Plan Administrator’s website at www.shareowneronline.com.
Stock Repurchase Program
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
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our common stock, the Russell 2000 Index (or, Russell 2000) and the SNL Finance REIT Index (or, SNL Finance REIT), a peer group index from July 22, 2011 (the day we commenced trading on the NYSE) to December 31, 2013. The graph assumes that $100 was invested on July 22, 2011 in our common stock, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph.

Stock Performance Graph
$150
$125
$100
$75
$50
$25
$0
7/22/2011
12/31/2011
6/30/2012
12/31/2012
6/30/2013
12/31/2013
Apollo Residential Mortgage, Inc.
Russell 2000
SNL Finance REIT

	Period Ended
Index	7/22/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
Apollo Residential Mortgage, Inc.	$100.00	$83.43	$114.02	$130.43	$114.57	$108.35
Russell 2000	$100.00	$88.65	$96.21	$103.14	$119.50	$143.18
SNL Finance REIT(1)	$100.00	$93.66	$110.61	$112.48	$109.75	$108.63

(1)
As of December 31, 2013, the SNL Finance REIT Index was comprised of the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust; BRT Realty Trust; Capstead Mortgage Corporation; Cherry Hill Mortgage; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage; Five Oaks Investment Corp.; Hannon Armstrong Sustainable; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New Resdl Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Orchid Island Capital Inc.; Origen Financial, Inc.; Owens Realty Mortgage Inc.; PennyMac Mortgage Investment Trust; PMC Commercial Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; Western Asset Mortgage Capital Corporation; and Zais Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans
During 2011, we adopted the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, restricted stock units (or, RSUs) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock. (For further discussion of the LTIP, see Note 14 - Equity Award Plan to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
The following table presents certain information about the 2011 Plan as of December 31, 2013:

Award(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units	183,922	N/A(2)	1,347,654
Total	183,922	$—	1,347,654

(1)	All equity based compensation granted to date has been granted pursuant to the LTIP, which was approved by our sole stockholder prior to our IPO.

(2)
A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2013, 56,681 RSUs were vested and 127,241 RSUs were subject to time based vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Recent Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
All currency figures are presented in thousands, except per share amounts or as otherwise noted.
The selected financial data set forth has been derived from our audited consolidated financial statements.
This information should be read in conjunction with ITEM 1, ITEM 7 and the audited consolidated financial statements and notes thereto included under ITEM 8 of this annual report on Form 10-K.

	Year Ended December 31,
Operating Data:	2013	2012	For the Period From July 27, 2011 through December 31, 2011
Interest income	$154,713	$94,369	$10,733
Interest expense	(27,602)	(14,631)	(1,138)
Net interest income	127,111	79,738	9,595
Realized gain/(loss) on sale of RMBS, net	(66,850)	39,817	885
Unrealized gain/(loss) on RMBS, net	(147,375)	100,402	2,482
Realized gain/(loss) on derivatives, net	9,203	(12,514)	(630)
Unrealized gain/(loss) on derivatives, net	50,373	(20,151)	(3,246)
Unrealized gain on securitized mortgage loans, net	3,950	—	—
Unrealized (loss) on securitized debt, net	(954)	—	—
Unrealized gain/(loss) on other investment securities	335	—	—
Other, net	76	48	2
Operating expenses	(23,080)	(14,584)	(4,616)
Net income/loss	$(47,211)	$172,756	$4,472
Preferred Stock dividends declared	(13,800)	(5,022)	—
Net income/(loss) allocable to common stock and participating securities	$(61,011)	$167,734	$4,472
Earnings/(loss) per common share - basic and diluted	$(2.02)	$8.36	$0.43
Dividends declared per share of common stock	$2.20	$3.40	$0.30

Balance Sheet Data (at period end):	December 31, 2013	December 31, 2012	December 31, 2011
Agency pass-through RMBS	$2,219,334	$3,572,168	$1,112,459
Agency IO securities	$44,425	$5,880	$7,884
Agency Inverse IO securities	$26,778	$48,046	$7,783
Non-Agency RMBS	$1,212,789	$605,197	$112,346
Securitized mortgage loans	$110,984	$—	$—
Other investments	$11,515	$—	$—
Derivative instruments - assets	$53,315	$750	$—
Cash	$127,959	$149,576	$44,407
Total Assets	$3,911,576	$4,487,921	$1,416,927
Borrowings under repurchase agreements	$3,034,058	$3,654,436	$1,079,995
Non-recourse securitized debt	$43,354	$—	$—
Derivative instruments - liabilities	$4,610	$23,184	$3,481
Total Liabilities	$3,153,975	$3,771,138	$1,212,341
Preferred Stock, liquidation preference	$172,500	$172,500	$—
Total Stockholders’ Equity	$757,601	$716,783	$204,586
Book value per share of common stock(1)	$18.26	$22.49	$19.92

(1)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included under ITEM 8 of this annual report on Form 10-K.
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
We invest in residential mortgage assets throughout the U.S. At December 31, 2013, our portfolio was comprised of: (i) Agency RMBS (which include pass-through securities whose underlying collateral primarily includes fixed-rate mortgages), Agency IOs and Agency Inverse IOs; (ii) non-Agency RMBS; (iii) securitized mortgage loans and (iv) other mortgage related assets.
Over time, we expect that we may invest in other residential mortgage related assets. (For information about our target assets, see “Investment Strategy” included under ITEM 1 of this annual report on Form 10-K.) At December 31, 2013, our portfolio was comprised of $2,290,537 of Agency RMBS, $1,212,789 of non-Agency RMBS, $110,984 of securitized mortgage loans, and $11,515 of other mortgage related assets.
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
We use derivatives to hedge a portion of our interest rate risk. As of December 31, 2013, our derivatives included Swaps, Swaptions and TBA Short Contracts. We do not enter into derivatives instruments for speculative purposes.
Factors Impacting Our Operating Results
Our results of operations are driven by, among other things, our net interest income, changes in the market value of our investments and derivative instruments and, from time to time, realized gains and losses on the sale of our investments and termination of our derivative instruments. The supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S Government actions that impact the real estate and mortgage sector, and the credit performance of our non-Agency RMBS impact our overall performance. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and constant prepayment rates (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO securities to increase; and (vi) the value of our TBA Short Contracts, Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not expect that interest rates will decrease to zero.
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
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities and securitized mortgage loans, associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such assets. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. To date we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk”, included under ITEM 7A of this annual report on Form 10-K.)
Our non-Agency RMBS investment process involves analysis focused primarily on quantifying and pricing credit risk. Interest income on our non-Agency RMBS is recorded at an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our non-Agency RMBS, our Manager makes certain assumptions about the underlying mortgage loans which assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, modifications and loss severities. As part of our non-Agency RMBS surveillance, we review, on at least a quarterly basis, each security’s performance. To the extent that actual performance and our current assessment of future performance differs from our prior assessment, such changes are reflected in the yield/income recognized on such securities prospectively. Credit losses greater than those anticipated, or in excess of purchase discount on a given security, could materially adversely impact our operating results.
We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at December 31, 2013, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Market Conditions and Our Strategy
General:
Interest rates, which started 2013 on a relatively stable note, began to increase in the middle of January and continued on an upward trajectory through mid-March primarily based on what was perceived to be a strengthening U.S. economy, and that monetary policy may become less accommodative in the near future. In mid-March and throughout April, as economic data seemed to reflect renewed weakness in the economy, interest rates moved back down and the prices of Agency RMBS and U.S. Treasury securities rallied back to proximate highs for the year. However, the market sentiment changed markedly in early May based on a very strong employment report for the month of April. This coupled with comments from the Federal Reserve Chairman that the Federal Reserve may soon begin to taper securities purchases under its quantitative easing policy caused a significant sell-off in the fixed income markets in the late spring and early summer, resulting in a significant decline in the value of such securities. Strength in job creation and declines in the unemployment rate throughout the summer and early fall pushed interest rates higher, as many financial market participants assumed the tapering announcement was to come at the October 2013 meeting. However, the Federal Reserve’s policy actions remained unchanged and mixed signals followed from Federal Reserve board members with respect to when such monetary policy accommodations would begin to be tapered. Adding to this uncertainty were financial headlines about the state of the U.S. economy, speculation regarding the nomination of the next Federal Reserve Chairperson and the impact of political frictions on the budget deficit and debt ceiling. Against this backdrop, and fueled by record outflows of bond mutual funds, the last eight months of 2013 were marked by increased volatility and generally higher interest rates. On December 18, 2013, the Federal Reserve announced its first tapering action, reducing the size of its quantitative easing program from $85 billion in monthly bond purchases to $75 billion. While the initial reaction in the fixed income market was muted, the combination of the tapering news combined with increasingly strong economic reports drove the yield on the 10-year note over 3.0% by year end 2013. (See Tables 1 and 2 below.)
The table below presents the high and low rates for ten-year U.S. Treasuries relative to ten-year Swap rates for each calendar quarter during the year ended December 31, 2013:

Table 1	Ten-Year Treasury Rate		Ten-Year Swap Rate
Quarter Ended	High	Low	High	Low
March 31, 2013	2.06%	1.76%	2.14%	1.84%
June 30, 2013	2.61%	1.63%	2.83%	1.81%
September 30, 2013	2.99%	2.47%	3.18%	2.69%
December 31, 2013	3.03%	2.50%	3.09%	2.65%
Late in the second quarter of 2013, we began to rebalance our investment portfolio seeking to reduce our net portfolio duration, increase liquidity and take advantage of market opportunities to invest in non-Agency RMBS. The shift in the portfolio has reduced our exposure to changes in interest rates while increasing our sensitivity to credit. During the last six months of 2013, we generally maintained higher cash balances, which resulted in reduced earnings, as we selectively redeployed proceeds from sales of Agency RMBS into non-Agency RMBS. In addition, during this period, we maintained lower leverage on our Agency RMBS portfolio and increased our use of derivative instruments. Our average debt-to-equity multiple during 2013, was 4.45 times compared to 5.16 times for 2012. A portion of the decrease in our leverage also reflects our shift in equity to non-Agency RMBS from Agency RMBS, as we employ less leverage when we finance non-Agency RMBS. At December 31, 2013 our investments were comprised of 63.1% of Agency RMBS (of which 61.2% were pass-through securities and 1.9% were Agency IOs and Agency Inverse IOs), 33.5% of non-Agency RMBS, 3.1% of securitized mortgage loans and 0.3% of other investments.
Agency RMBS Portfolio/Interest Rate Hedges:
For 2013, our Agency RMBS portfolio experienced a fair value weighted CPR of 6.4% comprised of 6.2% CPR on Agency pass-through securities and 17.4% on Agency IO and Agency Inverse IO securities, in the aggregate. During 2013, the maximum average monthly CPR of our Agency RMBS was experienced in May 2013, with an overall Agency CPR of 7.7% comprised of 7.5% on Agency pass-through securities and 21.8% on Agency IO and Agency Inverse IO securities in the aggregate. During 2013, generic fixed-rate Fannie Mae RMBS prepaid at 19.2% CPR in the aggregate, with a high of 27.8% in January 2013.

Beginning in the second quarter of 2013, the market conditions, as discussed above, generally had a significant negative impact on our RMBS valuations. The following table presents the estimated fair value and unrealized gain/(loss) position with respect to our RMBS at the end of each calendar quarter in 2013:

Table 2	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
Collateral	Estimated Fair Value	Unrealized Gain/(Loss)	Estimated Fair Value	Unrealized Gain/(Loss)	Estimated Fair Value	Unrealized Gain/(Loss)	Estimated Fair Value	Unrealized Gain/(Loss)
30-Year Mortgages:
ARM-RMBS	$12,339	$(62)	$13,089	$(75)	$—	$—	$—	$—
3.5% Coupon	301,068	(21,883)	477,308	(22,218)	805,988	(40,587)	1,863,750	(5,336)
4.0% Coupon	1,602,080	(77,499)	1,587,384	(58,953)	1,620,521	(67,904)	2,002,782	6,774
4.5% & 5.0% Coupons	250,136	(3,257)	58,624	(105)	49,419	(429)	266,438	10,787
	2,165,623	(102,701)	2,136,405	(81,351)	2,475,928	(108,920)	4,132,970	12,225
15-20 Year Mortgages:
3.0% Coupon	53,711	(401)	55,478	410	—	—	23,588	372
3.5% Coupon	—	—	—	—	—	—	77,475	560
	53,711	(401)	55,478	410	—	—	101,063	932
Agency IOs	44,425	2,904	43,272	310	30,184	2,387	7,974	85
Agency Inverse IOs	26,778	(895)	25,367	(3,036)	45,944	(6,157)	57,557	69
Total Agency RMBS	2,290,537	(101,093)	2,260,522	(83,667)	2,552,056	(112,690)	4,299,564	13,311
Non-Agency RMBS	1,212,789	77,609	1,117,820	62,118	751,024	60,250	595,838	67,059
Total RMBS	$3,503,326	$(23,484)	$3,378,342	$(21,549)	$3,303,080	$(52,440)	$4,895,402	$80,370
The following table presents information with respect to our Swaps and Swaptions at the end of each calendar quarter in 2013:

Table 3	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Swaps:
Notional amount	$1,587,000	$1,867,000	$2,302,000	$2,207,000
Estimated fair value	$35,525	$32,735	$47,609	$(24,101)
Weighted average fixed pay rate	1.34%	1.42%	1.48%	1.39%
Weighted average term to maturity (years)	5.1	5.8	6.4	6.2

Swaptions:
Notional amount	$1,375,000	$1,175,000	$775,000	$225,000
Estimated fair value	$12,430	$13,757	$18,447	$1,641
Weighted average term to expiration (months)	5	8	11	10
Weighted average underlying Swap term (years)	10.0	10.0	10.0	10.0
Weighted average underlying Swap fixed pay rate	3.64%	3.65%	3.37%	2.99%
Credit Investments:
Yields available on non-Agency RMBS in the market place generally trended lower during 2013, as market valuations for such bonds generally continued to trend upward over the course of 2013. We believe non-Agency valuations continue to be driven by technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which should lead to better performance with respect to borrower defaults and loss severities in the future. During 2013, we continued to shift our investment allocation to credit sensitive assets, investing $748,032 in non-Agency RMBS with a weighted average unlevered yield of 5.34% and we purchased a pool of 755 residential mortgage loans, with an unpaid principal balance of approximately $155,001, and simultaneously completed a securitization transaction collateralized by these mortgage loans. At December 31, 2013, approximately 53.3% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis and approximately 46.7% were securities on which we currently receive only interest payments and will receive principal after the more senior securities in the capital structure are paid off. (See Tables 25 and 26 below.)

New Business Development:
We are exploring several new credit initiatives. In late December 2013, we entered into an agreement with a third party to assist us in sourcing seller-financing agreements and mortgage loans secured by properties purchased by such third party. No assurance can be provided that we will be able to successfully grow this business platform, or that such investments will be profitable.
Borrowings:
Borrowings under repurchase agreements remained readily available from an increasing number of counterparties for repurchase agreements collateralized by Agency and non-Agency RMBS. Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.
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
Results of Operations
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
General
For the year ended December 31, 2013, we had a net loss allocable to common stock and participating securities of $(61,011) or $(2.02) per basic and diluted weighted average common share, compared to net income allocable to common and participating securities of $167,734 and $8.36 per basic and diluted common share for the year ended December 31, 2012. Our results of operations for the year ended December 31, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the realized and unrealized gains on our derivative instruments and non-Agency RMBS. (See “Market Conditions and Our Strategy,” above.) Our results for the year ended December 31, 2012 were positively impacted by significant increases in the value of our Agency RMBS, some of which were realized through sales, which income was partially offset by decreases in the value of our derivatives.
Net Interest Income
For the year ended December 31, 2013 and December 31, 2012, we earned interest income of $154,713 and $94,369, respectively, and incurred interest expense, which was primarily related to our borrowings under repurchase agreements, of approximately $27,602 and $14,631, respectively. The increase in our interest income and interest expense was primarily driven by the significant growth in our investments and borrowings reflecting our investment, on a levered basis, of incremental capital raised since the second quarter of 2012. Our cost of funds increased to 0.79% for 2013, from 0.61% for 2012, reflecting higher borrowing costs associated with our portfolio shift toward credit sensitive investments, which borrowings bear higher interest rates compared to borrowing rates on Agency RMBS. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $42,400 at December 31, 2013 which had a fixed stated interest rate of 4.00%. Costs associated with our securitization transaction are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.27% for the year ended December 31, 2013.
The yield on our Agency RMBS increased to 2.92% for 2013 from 2.64% for 2012, primarily reflecting our migration to higher coupon bonds during 2013. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. Investments in non-Agency RMBS made during 2013 generally generate lower yields than the yields on non-Agency RMBS previously purchased, reflecting the general increase in valuations in the non-Agency RMBS market during 2013. Changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
We had an interest rate spread and net interest margin of 3.02% and 3.13% for the year ended December 31, 2013, respectively, compared to 2.83% to 2.96%, respectively, for the year ended December 31, 2012. (Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets.) Over the course of 2013, our interest rate spread and net interest margin increased, generally reflecting our shift in investment allocation from Agency RMBS to non-Agency RMBS. The net interest rate spread and net interest margin do not reflect the total return on equity allocated to investment types, which is significantly impacted by the amount of leverage we use to finance our investments. We are generally able to utilize greater leverage on Agency RMBS than on non-Agency RMBS. Therefore, when making investment decisions we consider, among other things, the relative return on equity for each investment opportunity. Returns on investments will vary overtime based on market conditions at the time of purchase and changes in such conditions thereafter. The impact of our Swaps is not reflected in our net interest rate spread and net interest margin, as we have not elected hedge accounting for our derivative instruments. However, when making investment decisions, we consider our “effective cost of borrowings”, which non-GAAP measure includes the net interest component of our Swaps. (See Tables 4, 5, 6, 9, 19, 21, 22 and 23 below.)

The following table presents certain information regarding our interest-earning assets, interest bearing liabilities and the components of our net interest income for the years ended December 31, 2013 and December 31, 2012:

Table 4	For the Year Ended
	December 31, 2013					December 31, 2012
	Agency	Non-Agency and Other Investments(1)	Securitized Mortgage Loans		Total	Agency	Non-Agency	Total
Average balance(2)	$3,176,294	$783,195	$99,020		$4,058,509	$2,345,193	$348,333	$2,693,526
Total interest income	$92,729	$53,717	$8,267		$154,713	$63,052	$31,317	$94,369
Yield on average assets	2.92%	6.86%	8.35%		3.81%	2.64%	8.84%	3.45%
Average balance of associated repurchase agreements	$2,803,094	$631,983	$24,237		$3,459,314	$2,122,914	$254,517	$2,377,431
Average balance of securitized debt	$—	$—	$41,998		$41,998	$—	$—	$—
Total interest expense	$12,189	$13,110	$2,303		$27,602	$9,232	$5,399	$14,631
Average cost of funds(3)(4)	0.43%	2.07%	3.48%	(5)	0.79%	0.43%	2.12%	0.61%
Net interest income	$80,540	$40,607	$5,964		$127,111	$53,820	$25,918	$79,738
Net interest rate spread	2.49%	4.79%	4.87%		3.02%	2.21%	6.72%	2.83%
Total interest expense including net interest cost of Swaps(5)	$33,767	$13,110	$2,759		$49,636	$17,037	$5,399	$22,436
Effective cost of funds(5)	1.20%	2.07%	4.17%		1.42%	0.80%	2.12%	0.94%
Net interest income including net interest cost of Swaps	$58,962	$40,607	$5,508		$105,077	$46,015	$25,918	$71,933
Effective net interest rate spread(5)	1.71%	4.79%	4.18%		2.39%	1.84%	6.72%	2.50%

(1)
At December 31, 2013, other investments were comprised of investments in Freddie Mac’s Structured Agency Credit Risk debt notes (or, STACR Notes). We had no other investment securities during the year ended December 31, 2012.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statement of operations.

(5)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they are eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

The following table presents certain information regarding our investment portfolio and borrowings for the quarterly periods presented:

Table 5
Quarterly Period Ended:	Average Balances(1)	Total Interest Income	Weighted Average CPR	Yield on Average Assets	Average Balance of Borrowings(2)	Total Interest Expense	Average Cost of Funds(3)(4)	Net Interest Income	Net Interest Rate Spread
December 31, 2013
Agency	$2,401,550	$20,546	4.90%	3.42%	$2,039,398	$2,224	0.43%	$18,322	2.99%
Non-Agency and Other Investments(5)	1,090,158	17,861	4.00%	6.55%	884,853	4,499	1.99%	13,362	4.56%
Securitized Mortgage Loans	108,772	2,313	5.70%	8.51%	71,282	635	3.49%	1,678	5.02%
Total	$3,600,480	$40,720	4.65%	4.52%	$2,995,533	$7,358	0.96%	$33,362	3.56%
September 30, 2013
Agency	$2,546,622	$16,943	6.70%	2.60%	$2,203,256	$2,358	0.42%	$14,585	2.18%
Non-Agency and Other Investments(5)	911,056	15,149	4.97%	6.51%	736,941	3,798	2.04%	11,351	4.47%
Securitized Mortgage Loans	110,049	2,324	1.53%	8.26%	73,175	633	3.43%	1,691	4.83%
Total	$3,567,727	$34,416	6.10%	3.77%	$3,013,372	$6,789	0.89%	$27,627	2.88%
June 30, 2013
Agency	$4,167,139	$28,388	7.10%	2.69%	$3,762,949	$4,048	0.43%	$24,340	2.26%
Non-Agency	589,969	10,644	4.28%	7.14%	470,514	2,541	2.17%	8,103	4.97%
Securitized Mortgage Loans	111,257	2,297	1.41%	8.16%	75,407	648	3.45%	1,649	4.71%
Total	$4,868,365	$41,329	6.63%	3.36%	$4,308,870	$7,237	0.67%	$34,092	2.69%
March 31, 2013
Agency	$3,621,734	$26,853	7.00%	2.97%	$3,226,408	$3,558	0.45%	$23,295	2.52%
Non-Agency	534,083	10,061	2.83%	7.54%	427,504	2,271	2.15%	7,790	5.39%
Securitized Mortgage Loans	65,099	1,333	2.54%	8.19%	44,459	388	3.54%	945	4.65%
Total	$4,220,916	$38,247	6.40%	3.62%	$3,698,371	$6,217	0.68%	$32,030	2.94%

December 31, 2012
Agency	$3,531,012	$23,267	5.80%	2.58%	$3,184,479	$3,840	0.48%	$19,427	2.10%
Non-Agency	546,752	10,311	2.72%	7.38%	417,428	2,270	2.16%	8,041	5.22%
Total	$4,077,764	$33,578	5.39%	3.22%	$3,601,907	$6,110	0.67%	$27,468	2.55%
September 30, 2012
Agency	$2,624,211	$17,406	5.20%	2.60%	$2,312,870	$2,579	0.44%	$14,827	2.15%
Non-Agency	430,337	9,032	3.40%	8.21%	312,185	1,710	2.17%	7,322	6.04%
Total	$3,054,548	$26,438	4.95%	3.39%	$2,625,055	$4,289	0.65%	$22,149	2.74%
June 30, 2012
Agency	$2,362,290	$14,015	3.70%	2.35%	$1,995,103	$1,913	0.38%	$12,102	1.96%
Non-Agency	274,200	7,975	3.30%	11.51%	197,765	958	1.94%	7,017	9.56%
Total	$2,636,490	$21,990	3.66%	3.30%	$2,192,868	$2,871	0.53%	$19,119	2.77%
March 31, 2012
Agency	$1,220,907	$8,364	6.00%	2.71%	$1,005,133	$900	0.36%	$7,464	2.35%
Non-Agency	138,902	3,999	3.10%	11.39%	94,012	461	1.97%	3,538	9.42%
Total	$1,359,809	$12,363	5.70%	3.60%	$1,099,145	$1,361	0.50%	$11,002	3.10%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Reflects borrowings under repurchase agreements and securitized debt.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions, as we have not elected to apply hedge accounting. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

(5)	At December 31, 2013 and September 30, 2013, other investments were comprised of STACR Notes.

The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2013, and December 31, 2012 and the respective effective cost of funds for the periods presented:

Table 6	Year Ended
	December 31, 2013		December 31, 2012
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency	0.43%	1.20%	0.43%	0.80%
Non-Agency and other investments(2)	2.07	2.07	2.12	2.12
Securitized mortgage loans(3)	3.48	4.17	—	—
Total	0.79%	1.42%	0.61%	0.94%

(1)
The effective cost of funds for the periods presented include interest expense for the periods and the net interest component for Swaps during the periods of $22,034 and $7,805, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)	At December 31, 2013, other investments were comprised of STACR Notes. We had no “other investments” during the year ended December 31, 2012.

(3)
The securitized mortgage loans, in effect, collateralize our securitized debt and repurchase agreement borrowings that are collateralized by the non-Agency RMBS that were retained in our February 2013 securitization transaction. The non-Agency RMBS that we retained in the securitization are eliminated in consolidation, such that we consider that the securitized mortgage loans as indirectly collateralizing such repurchase agreements.

The repurchase borrowings associated with non-Agency RMBS that were legally retained in connection with our securitization are included with the cost of funds for our securitized mortgage loans.
Gains/(Losses) on Derivative Instruments
In the first half of 2013, we significantly increased our Swap and Swaption positions as we increased our investments in Agency RMBS and corresponding repurchase agreements to fund such incremental assets. Our Swaps and Swaptions are intended to mitigate the impact of increases in interest rates in the future, should such increases occur. The following table presents components of our gain/(loss) on derivative instruments for the periods presented:

Table 7	Year Ended
Components of Gain/(Loss) on Derivative Instruments	December 31, 2013	December 31, 2012
Net interest (payments/accruals) on Swaps(1)	$(22,034)	$(7,805)
Gain/(loss) on the termination of Swaps, net(1)	24,119	(4,709)
Gain on the termination of Swaptions, net(1)	6,837	—
Gain on settlement of TBA Short Contracts, net(1)	281	—
Change in fair value of Swaps(2)	58,708	(19,937)
Change in fair value of Swaptions(2)	(9,085)	(214)
Change in fair value of TBA Short Contracts(2)	750	—
Total	$59,576	$(32,665)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
During the year ended December 31, 2013, we entered into seven TBA Short Contracts with an aggregate notional balance of $725,000, of which $400,000 were outstanding at December 31, 2013 and were in a net unrealized gain position of $750. Our TBA Short Contracts outstanding at December 31, 2013, which settle on February 13, 2014, had a weighted average sales price of 102.93% with respect to 4.00% coupon Fannie Mae 30-year RMBS. We may terminate TBA Contracts prior to their final contractual settlement date as part of our portfolio management, which may result in realized gains or losses, the timing of which cannot be predicted with any certainty.
At December 31, 2013, we had Swaps with an aggregate notional amount of $1,587,000 a weighted average fixed pay rate of 1.34% and weighted average term to maturity of 5.1 years. At December 31, 2013, our Swaptions had an aggregate notional amount of $1,375,000 and a weighted average term of five months until expiration; Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.64% and a weighted average term of 10.0 years. At December 31, 2013, we had gross unrealized gains of $40,135 and $849 on Swaps and Swaptions respectively, and gross unrealized losses of $4,610 and $10,148 on Swaps and Swaptions, respectively.

We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our pass-through Agency RMBS, however we do not expect that the changes in valuations of such derivatives relative to our pass-through Agency RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments can not be predicted, as the value of such instruments generally moves inversely with changes in interest rates which can not be predicted with any certainty. (For more information about derivative instruments we held at December 31, 2013 and December 31, 2012, see Note 10 - Derivative Instruments to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at the dates presented:

Table 8	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$1,007,000	$40,135	$—	$—
Swaptions - assets	1,375,000	12,430	75,000	750
Swaps - (liabilities)	580,000	(4,610)	1,500,000	(23,184)
TBA Short Contracts - assets	400,000	750	—	—
Total derivative instruments	$3,362,000	$48,705	$1,575,000	$(22,434)
The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the annual and quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 9	Agency	Non-Agency and Other Investments(1)	Securitized Mortgage Loans	Total
Year Ended December 31, 2013
Effective interest expense	$33,767	$13,110	$2,759	$49,636
Effective cost of funds	1.20%	2.07%	4.17%	1.42%
Effective net interest income	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread	1.71%	4.79%	4.18%	2.39%
Year Ended December 31, 2012
Effective interest expense	$17,037	$5,399	$—	$22,436
Effective cost of funds	0.80%	2.12%	—%	0.94%
Effective net interest income	$46,015	$25,918	$—	$71,933
Effective net interest rate spread	1.84%	6.72%	—%	2.50%
Quarterly Period Ended December 31, 2013
Effective interest expense	$6,651	$4,499	$772	$11,922
Effective cost of funds	1.28%	1.99%	4.24%	1.56%
Effective net interest income	$13,895	$13,362	$1,541	$28,798
Effective net interest rate spread	2.15%	4.56%	4.27%	2.97%
Quarterly Period Ended September 30, 2013
Effective interest expense	$9,118	$3,799	$766	$13,683
Effective cost of funds	1.64%	2.04%	4.15%	1.80%
Effective net interest income	$7,825	$11,350	$1,558	$20,733
Effective net interest rate spread	0.96%	4.45%	4.12%	1.97%
(Table 9 and notes continued on next page.)

(Table 9 - continued.)	Agency	Non-Agency and Other Investments(1)	Securitized Mortgage Loans	Total
Quarterly Period Ended June 30, 2013
Effective interest expense	$10,352	$2,541	$781	$13,674
Effective cost of funds	1.10%	2.17%	4.15%	1.27%
Effective net interest income	$18,036	$8,103	$1,516	$27,655
Effective net interest rate spread	1.59%	4.97%	4.01%	2.09%
Quarterly Period Ended March 31, 2013
Effective interest expense	$7,646	$2,271	$439	$10,356
Effective cost of funds	0.96%	2.15%	4.00%	1.14%
Effective net interest income	$19,207	$7,790	$894	$27,891
Effective net interest rate spread	2.00%	5.38%	4.19%	2.48%
Quarterly Period Ended December 31, 2012
Effective interest expense	$7,060	$2,270	$—	$9,330
Effective cost of funds	0.88%	2.16%	—%	1.03%
Effective net interest income	$16,169	$8,041	$—	$24,210
Effective net interest rate spread	1.70%	5.22%	—%	2.19%
Quarterly Period Ended September 30, 2012
Effective interest expense	$4,654	$1,710	$—	$6,364
Effective cost of funds	0.80%	2.17%	—%	0.96%
Effective net interest income	$12,752	$7,322	$—	$20,074
Effective net interest rate spread	1.80%	6.04%	—%	2.43%
Quarterly Period Ended June 30, 2012
Effective interest expense	$3,674	$958	$—	$4,632
Effective cost of funds	0.73%	1.94%	—%	0.84%
Effective net interest income	$10,379	$7,017	$—	$17,396
Effective net interest rate spread	1.62%	9.56%	—%	2.46%
Quarterly Period Ended March 31, 2012
Effective interest expense	$1,649	$461	$—	$2,110
Effective cost of funds	0.66%	1.97%	—%	0.77%
Effective net interest income	$6,715	$3,538	$—	$10,253
Effective net interest rate spread	1.95%	9.42%	—%	2.83%

(1)	For the periods ended December 31, 2013 and September 30, 2013, other investments were comprised of STACR Notes. We had no “other investment securities” during the year ended December 31, 2012.
Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the years ended December 31, 2013 and 2012, we sold Agency RMBS of $3,529,336 and $1,779,911, respectively, realizing net gains/(losses) of $(81,504) and $30,503, respectively and sold non-Agency RMBS of $94,307 and $66,886, respectively, realizing net gains of $14,654 and $9,314, respectively. During 2013, as we identified attractive investment opportunities in non-Agency RMBS, we sold Agency RMBS and reinvested such capital in non-Agency RMBS. The substantial majority of our RMBS sales during the year ended December 31, 2013 were made during the second quarter and were comprised primarily of sales of Agency RMBS, as we repositioned our portfolio in connection with the significant volatility in the fixed income market. (See “Market Conditions and Our Strategy,” above.) As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may sell Agency and/or non-Agency RMBS to provide equity to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime, Alt-A and Option ARM mortgage loans.

We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt and derivative instruments, all of which are included in our consolidated statement of operations for the years ended December 31, 2013 and December 31, 2012:

Table 10	Year Ended
	December 31, 2013	December 31, 2012
Realized gain/(loss) on sale of RMBS, net	$(66,850)	$39,817
Unrealized gain/(loss) on RMBS, net	(147,375)	100,402
Unrealized gain on other investment securities	335	—
Unrealized gain on securitized mortgage loans	3,950	—
Unrealized (loss) on securitized debt	(954)	—
Total	$(210,894)	$140,219
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of such individual’s time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $11,501 and $7,780 for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in our general and administrative expenses was driven, in part, by significant growth in our assets resulting from our investment, on a levered basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. Beginning in the third quarter of 2013, we reduced our use of a third-party accounting service provider, as our Manager directly assumed certain accounting functions previously outsourced. We anticipate that this change will allow us to better manage certain of our accounting related expenses in the future. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect that additional costs may be incurred for additional legal work and credit analysis.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $11,579 and $6,804 for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in the management fee for the year ended December 31, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the second quarter of 2012. From April 20, 2012 to March 25, 2013, our most recent public issuance of capital stock, we raised additional net capital of approximately $587,704 from issuances of common and preferred stock.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 12 - Commitments and Contingencies to the consolidated financial statements included under ITEM 8 of this annual report Form 10-K.
Results of Operations
Year Ended December 31, 2012 compared to the Partial Period Ended December 31, 2011
From July 27, 2011 (our commencement of operations) through December 31, 2011, we had net income of $4,472 or $0.43 per basic and diluted weighted average common share. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from July 27, 2011 through December 31, 2011 and, as such, the results of operations for such partial period are not comparable with the results of our operations for the full year ended December 31, 2012.

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
For the year ended December 31, 2012, we earned interest income of $94,369 and incurred interest expense of $14,631, resulting in net interest income of $79,738. The following tables present certain information regarding the components of our net interest income for the periods indicated:

Table 11	For the Year Ended December 31, 2012			For the Period From July 27, 2011 through December 31, 2011
	Agency	Non-Agency	Total	Agency	Non-Agency	Total
Average RMBS held(1)	$2,345,193	$348,333	$2,693,526	$539,029	$69,793	$608,822
Total interest income	$63,052	$31,317	$94,369	$6,394	$4,339	$10,733
Yield on average RMBS	2.64%	8.84%	3.45%	2.72%	14.26%	4.04%
Average balance of repurchase agreements	$2,122,914	$254,517	$2,377,431	$462,148	$47,647	$509,795
Total interest expense	$9,232	$5,399	$14,631	$767	$371	$1,138
Average cost of funds(2)(3)	0.43%	2.12%	0.61%	0.39%	1.81%	0.52%
Net interest income	$53,820	$25,918	$79,738	$5,627	$3,968	$9,595
Net interest rate spread	2.21%	6.72%	2.83%	2.33%	12.45%	3.52%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS pledged as collateral.

(3)
Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions as we have not elected to apply hedge accounting. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

Table 12
Quarterly Period Ended:	Average RMBS Held(1)	Total Interest Income	Weighted Average CPR	Yield on Average RMBS	Average Balance of Repurchase Agreements	Total Interest Expense	Average Cost of funds(2)(3)	Net Interest Income	Net Interest Rate Spread
December 31, 2012
Agency	$3,531,012	$23,267	5.80%	2.58%	$3,184,479	$3,840	0.48%	$19,427	2.10%
Non-Agency	546,752	10,311	2.72%	7.38%	417,428	2,270	2.16%	8,041	5.22%
Total	$4,077,764	$33,578	5.39%	3.22%	$3,601,907	$6,110	0.67%	$27,468	2.55%
September 30, 2012
Agency	$2,624,211	$17,406	5.20%	2.60%	$2,312,870	$2,579	0.44%	$14,827	2.15%
Non-Agency	430,337	9,032	3.40%	8.21%	312,185	1,710	2.17%	7,322	6.04%
Total	$3,054,548	$26,438	4.95%	3.39%	$2,625,055	$4,289	0.65%	$22,149	2.74%
June 30, 2012
Agency	$2,362,290	$14,015	3.70%	2.35%	$1,995,103	$1,913	0.38%	$12,102	1.96%
Non-Agency	274,200	7,975	3.30%	11.51%	197,765	958	1.94%	7,017	9.56%
Total	$2,636,490	$21,990	3.66%	3.30%	$2,192,868	$2,871	0.53%	$19,119	2.77%
March 31, 2012
Agency	$1,220,907	$8,364	6.00%	2.71%	$1,005,133	$900	0.36%	$7,464	2.35%
Non-Agency	138,902	3,999	3.10%	11.39%	94,012	461	1.97%	3,538	9.42%
Total	$1,359,809	$12,363	5.70%	3.60%	$1,099,145	$1,361	0.50%	$11,002	3.10%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Cost of funds by investment type is based on the underlying investment type of the RMBS pledged as collateral.

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

The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2012, and December 31, 2011 and the respective effective cost of funds for the periods presented:

Table 13	Year Ended December 31, 2012			For the Period From July 27, 2011 through December 31, 2011
Collateral Pledged:	Balance	Cost of Funds	Effective Cost of Funds(1)	Balance	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	$3,223,577	0.43%	0.80%	$1,002,626	0.39%	0.75%
Non-Agency RMBS	430,859	2.12	2.12	77,369	1.81	1.81
Total	$3,654,436	0.61%	0.94%	$1,079,995	0.52%	0.85%

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

Interest Rate Derivatives
Our Swaps are intended to mitigate the effects of increases in interest rates on a portion of our repurchase agreements, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to the terms of our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. In October 2012, we purchased a Swaption that provides us with the right to enter into a fixed-pay Swap at the expiration of the option period in October 2013. (For information about our Swaps and Swaption, see Note 10 - Derivative Instruments to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
While we view our Swaps as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See “Non-GAAP Financial Measures, below.”)
The following table presents our interest expense including the net interest cost of Swaps, average cost of funds including net interest cost of Swaps, net interest income including net interest cost of Swaps and net interest rate spread including net interest cost of Swaps for the periods indicated:

Table 14	Agency	Non-Agency	Total
Year Ended December 31, 2012
Interest expense including net interest cost of Swaps	$17,037	$5,399	$22,436
Average cost of funds including net interest cost of Swaps	0.80%	2.12%	0.94%
Net interest income including net interest cost of Swaps	$46,015	$25,918	$71,933
Net interest rate spread including net interest cost of Swaps	1.84%	6.72%	2.50%
July 27, 2011 through December 31, 2011
Interest expense including net interest cost of Swaps	$1,482	$371	$1,853
Average cost of funds including net interest cost of Swaps	0.75%	1.81%	0.85%
Net interest income including net interest cost of Swaps	$4,912	$3,968	$8,880
Net interest rate spread including net interest cost of Swaps	1.97%	12.45%	3.20%
Quarterly Period Ended December 31, 2012
Interest expense including net interest cost of Swaps	$7,060	$2,270	$9,330
Average cost of funds including net interest cost of Swaps	0.88%	2.16%	1.03%
Net interest income including net interest cost of Swaps	$16,169	$8,041	$24,210
Net interest rate spread including net interest cost of Swaps	1.70%	5.22%	2.19%
Quarterly Period Ended September 30, 2012
Interest expense including net interest cost of Swaps	$4,654	$1,710	$6,364
Average cost of funds including net interest cost of Swaps	0.80%	2.17%	0.96%
Net interest income including net interest cost of Swaps	$12,752	$7,322	$20,074
Net interest rate spread including net interest cost of Swaps	1.80%	6.04%	2.43%
Quarterly Period Ended June 30, 2012
Interest expense including net interest cost of Swaps	$3,674	$958	$4,632
Average cost of funds including net interest cost of Swaps	0.73%	1.94%	0.84%
Net interest income including net interest cost of Swaps	$10,379	$7,017	$17,396
Net interest rate spread including net interest cost of Swaps	1.62%	9.56%	2.46%
Quarterly Period Ended March 31, 2012
Interest expense including net interest cost of Swaps	$1,649	$461	$2,110
Average cost of funds including net interest cost of Swaps	0.66%	1.97%	0.77%
Net interest income including net interest cost of Swaps	$6,715	$3,538	$10,253
Net interest rate spread including net interest cost of Swaps	1.95%	9.42%	2.83%
Realized and Unrealized Gains/(Losses) on Investments
During the year ended December 31, 2012, as part of managing our portfolio, we sold Agency RMBS with a carrying amount of $1,779,911 for $1,810,414, realizing net gains of $30,503, comprised of gross gains of $30,879 and gross losses of $376. We generally sold certain Agency RMBS collateralized by mortgages with higher coupons, 15 and 20-year terms and ARMs and reinvested 30-year fixed rate Agency RMBS. Agency RMBS were primarily sold in order to mitigate prepayment risk in our RMBS portfolio. In general, as we identified attractive investment opportunities in non-Agency RMBS, we sold Agency RMBS and reinvested such capital in non-Agency RMBS. During the year ended December 31, 2012, we sold non-Agency RMBS with a carrying amount of $66,886 for $76,200, realizing net gains of $9,314, comprised of gross gains of $9,360 and gross losses of $46. During 2012, we terminated Swaps with an aggregate notional of $180,000 and a weighted average fixed pay leg of 1.36%, realizing net losses of $4,709 on such terminations.

We have elected the fair value option for all of our RMBS and, as a result, record the change in estimated fair value related to RMBS in earnings. The following table presents amounts related to realized gains and losses as well as changes in the estimated fair value of our RMBS portfolio and derivative instruments, which were comprised of Swaps and Swaptions, that are included in our consolidated statement of operations for the quarterly periods presented:

Table 15	Quarterly Period Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Realized gain on RMBS	$7,573	$13,861	$11,614	$6,769
Unrealized gain on RMBS	24,941	54,913	14,598	5,950
Realized loss on derivatives(1)	(3,220)	(6,822)	(1,723)	(749)
Unrealized loss on derivatives	4,041	(9,831)	(13,792)	(569)
Total	$33,335	$52,121	$10,697	$11,401

(1)	Realized losses represent the net interest paid or accrued for Swaps and net termination gain/(loss) during the period.
The following table presents amounts related to realized gains and losses as well as changes in the estimated fair value of our RMBS portfolio and derivative instruments that are included in our consolidated statement of operations for the year ended December 31, 2012 and for the period from July 27, 2011 through December 31, 2011:

Table 16	Year Ended December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Realized gain on RMBS	$39,817	$885
Unrealized gain on RMBS	100,402	2,482
Realized loss on derivatives	(12,514)	(630)
Unrealized loss on derivatives	(20,151)	(3,246)
Total	$107,554	$(509)
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
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are also required to reimburse our Manager for operating expenses paid by our Manager on our behalf to third parties, including the cost of data and analytical systems, legal, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $7,780 for the year ended December 31, 2012.
Management Fee Expense: Pursuant to our Management Agreement, we incurred management fee expenses of $6,804 for the year ended December 31, 2012. Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from its management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. The management fee for the year ended December 31, 2012 reflects the increase in stockholders’ equity resulting from our issuance of common stock and preferred stock in April 2012 and September 2012, respectively which increased our stockholders’ equity by $416,062.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 12 - Commitments and Contingencies to the consolidated financial statements included under ITEM 8 of this annual report Form 10-K.

Critical Accounting Policies and Use of Estimates
The preparation of our consolidated financial statements in accordance with GAAP requires our Manager to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. In preparing these consolidated financial statements, our Manager has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from our estimates. Our accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K. The more significant of our accounting policies are as follows:
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
Classification of RMBS and valuations of financial instruments
RMBS - Fair value election
To date, we have elected the fair value option for our investments at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We believe that our election of the fair value option for our investments and securitized debt improves financial reporting, as it is consistent with presenting changes in the fair value of derivative instruments through earnings.
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
Level I - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level II - Fair values are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
Level III - Fair values are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, (for example, when there is little or no market activity for an investment at the end of the period) unobservable inputs may be used.
The level in the fair value hierarchy, within which a fair measurement falls in its entirety, is based on the lowest level input that is significant to the fair value measurement. When available, we use quoted market prices to determine the estimated fair value of an asset or liability.
Quoted market prices are not available for Agency RMBS, non-Agency RMBS, TBA Contracts, securitized debt and other investments. We receive a quote from an independent pricing service for all of our investment securities. With respect to our pass-through Agency RMBS, we generally receive two to three broker quotes per instrument and with respect to our Agency IO, Inverse IO, non-Agency RMBS and other investment securities we receive one or more broker quotes. We review and may challenge broker quotes and valuations from the pricing service to ensure that such quotes and valuations are indicative of fair value. As part of this process, we consider where we have observed transactions involving securities with similar characteristics that have occurred at or near the valuation date. We then estimate the fair value of each security based upon the average of the final broker quotes received. Broker quotes which, while non-binding, are indicative of fair value. However, adjustments to valuations may be made as deemed appropriate by the Manager to capture market information at the valuation date. Further, broker quotes are only used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, our Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no adjustments made to valuations determined based on broker quotes received and there were no events that resulted in us using internal models to value our Agency and non-Agency RMBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions, as such, we categorize Agency RMBS and TBA Contracts as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS are categorized as Level III.
In providing valuations for our Agency RMBS, we understand that our third party pricing service utilizes observable inputs such as: pool specific characteristics such as loan age, loan size, and credit quality of borrowers; yields for U.S. Treasury securities of various maturities; a range of spread and discount margin assumptions; floating rate indices such as LIBOR; prices for TBA securities; and recent trading and bidding activity for bonds with similar collateral characteristics. In providing valuations for our non-Agency RMBS and other investment securities, we understand that our third party pricing service utilizes both observable and unobservable inputs such as: pool specific characteristics such as loan age, loan size, credit quality of borrowers, servicer quality, structural and waterfall features of each bond; floating rate indices such as LIBOR; prepayment and default assumptions developed using the pricing service’s proprietary models. As a final step, we understand that the pricing service checks prices against recent trading and Bid Wanted in Competition (commonly known as “BWIC”) indications on each bond, bonds from the same securitization, bonds with similar underlying collateral or structural characteristics and bonds from the same manager and may make adjustments it considers appropriate based on such trading indications.
Securitized Mortgage Loans
The fair value of our securitized mortgage loans at December 31, 2013 is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III valuations in the fair value hierarchy.
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
Interest income recognition
Investment Securities
Interest income on Agency pass-through RMBS and other investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For pass-through Agency RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on pass-through Agency RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
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
Securitized Mortgage Loans
Interest income on securitized mortgage loans is recognized based on the effective interest method, whereby we accrete the portion of purchase discount that is not considered to be credit discount into income over the life of the related loan. The effective yield on securitized mortgage loans is based on projected cash flows, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment speeds, the timing and amount of expected credit losses and other factors. On at least a quarterly basis, our Manager reviews and, if appropriate, makes adjustments to cash flow projections based on input and analysis received from external sources, internal models and our Manager’s judgment about interest rates, prepayment speeds, home prices, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such loans and/or the recognition of other-than-temporary impairments (or, OTTI).
Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and TBA Short Contracts as part of our interest rate risk management. We view our Swaps and Swaptions as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and do not use derivatives for speculative purposes. Our TBA Short Contracts also mitigate the impact that increases in interest rates would have on our Agency RMBS.
GAAP requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, the fair value adjustments for such derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are reported as gain/(loss) on derivative instruments. If our hedging activities do not achieve the desired results, our earnings may be adversely affected.
Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.
Repurchase agreements
RMBS financed under repurchase agreements are treated as collateralized financing transactions, unless they meet sale treatment, or are deemed to be a linked transaction. Securities financed through a repurchase agreement remain on our consolidated balance sheet as an asset and cash received from the lender is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.
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
We currently have one TRS and may in the future elect to treat newly formed subsidiaries as TRSs, which may participate in non-real estate related activities. A TRS is subject to federal and state income tax at regular corporate tax rates.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for the years 2011 through 2013. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.
Variances between GAAP Income and Taxable Income
Our net income for financial reporting purposes differs from our taxable income. Certain of the differences between our GAAP net income and our taxable income arise from variations among the methods prescribed under GAAP and the Internal Revenue Code for recognizing certain items of income and/or expense. Certain of these variations give rise to “timing differences” between GAAP net income and taxable income while other variations cause “permanent differences” between GAAP net income and taxable net income.
Timing differences between our GAAP and taxable net income arise as a result of temporary differences between when certain revenue or expense items are recognized in earnings. The differences are expected to reverse over time and may cause significant short-term variances between GAAP and taxable net income. For 2013, the primary differences between our GAAP and taxable income arose from the following: (1) unrealized gain/(losses) are recognized for GAAP purposes are not recognized for tax purposes; (2) purchase premiums on Agency RMBS were amortized faster for tax purposes than for GAAP; (3) discounts on non-Agency RMBS were recognized slower for tax purposes than for GAAP; and (4) gains and losses on the termination of Swaps and Swaptions were recognized in the period that the Swap or Swaption was terminated for GAAP purposes, while such gain/loss is recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption for tax purposes. In addition, we hold certain securities that were issued with OID. We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes which will never affect the calculation of taxable income.
As of December 31, 2013, for tax purposes we had estimated non-deductible net capital losses of $(63.2) million which may be carried forward and applied against future net capital gains for up to five years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforwards. In addition, as of December 31, 2013, we had estimated net deferred tax gains from terminated Swaps of $19.9 million and estimated net deferred gains from terminated Swaptions of $6.8 million which will be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
Depending on the structure of securitization/resecuritization transactions, for tax purposes such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes. In February 2013, we purchased a pool of mortgage loans and concurrently executed a securitization transaction. This securitization was treated as a sale for tax purposes and, effectively, treated as financing for GAAP purposes, as we consolidate the securitization trust under GAAP. As a result of these differences, for the tax purposes no interest income is recognized on our securitized mortgage loans and no interest expense is recognized for our securitized debt; instead, interest income is recognized on the subordinated bonds received from our consolidated trust.
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock. As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.
Our primary sources of cash for the year ended December 31, 2013 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency RMBS, payments of principal and interest we received on our RMBS portfolio and proceeds from sales of our common stock. In addition, during the year ended December 31, 2013, we entered into a securitization transaction which effectively financed a portion of our securitized mortgage loans. We expect that in the future, subject to market conditions, that we may issue other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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

Public Offerings of Capital Stock
The following table presents shares we issued through public offerings for the years ended December 31, 2013 and December 31, 2012:

Table 17
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issues	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,430
March 13, 2013	Common	6,800,000	$22.00	$149,212
September 20, 2012	Preferred	6,900,000	$25.00	$166,572
April 20, 2012	Common	13,900,000	$18.00	$249,490
We primarily used the cash from these public offerings to invest on a levered basis in our target assets.
Share Repurchase Plan
On November 6, 2013, our Board of Directors authorized a Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through December 31, 2013.
Investing Activity
During the year ended December 31, 2013, we: (i) invested $2,629,934 in Agency pass-through RMBS with a weighted average purchase price of 107.0% of par value, $63,156 in Agency IOs and $42,993 in Inverse IOs, $748,032 in non-Agency RMBS, $113,038 in securitized mortgage loans and $12,000 in other investments; (ii) received prepayments and scheduled amortization of $256,341 for Agency RMBS, $117,411 for non-Agency RMBS, $6,038 on our securitized mortgage loans, and $820 for other investments; and (iii) sold Agency RMBS of $3,529,336 realizing a net loss of $81,504 and sold $94,307 of non-Agency RMBS realizing a net gain of $14,654. As of December 31, 2013, we had investment related receivables of $24,887 of which $21,978 was related to unsettled sales of Agency RMBS, and $2,909 was principal receivable from brokers on non-Agency RMBS. All investment related receivables at December 31, 2013 were settled in January 2014.
We receive interest-only payments with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IOs of $44,425 with an aggregate notional balance of $410,187, the overall impact of Agency IOs in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the year ended December 31, 2013, we sold $20,993 of Agency IOs and $46,596 of Agency Inverse IO securities, realizing an aggregate net loss of $600.
In February 2013, we purchased a pool of 755 residential mortgage loans with an unpaid principal balance of $155,001 and simultaneously completed a securitization transaction collateralized by such loans. As part of the securitization, we sold, through a private placement, an aggregate of $50,375 in principal value non-Agency RMBS at par value, which, in effect, financed a portion of such assets, as discussed under “Financing Activity,” below.
As of December 31, 2013, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 78.9% and 67.2% of par as of December 31, 2013 and December 31, 2012, respectively. (For additional information about our RMBS portfolios as of December 31, 2013, see Tables 26, 27, 28 and 29 included under ITEM 7A and Note 4 - Residential Mortgage-Backed Securities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)

Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At December 31, 2013, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $3,034,058. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of December 31, 2013, we had master repurchase agreements with 23 counterparties, and as a matter of routine business may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.
During the first quarter of 2013, we engaged in our initial securitization transaction in connection with the purchase of a pool of mortgage loans. The securitization, in effect, allowed us to obtain a combination of long-term financing (securitized debt) and short-term financing (repurchase borrowings) on the mortgage loan pool we purchased.
The following table presents certain information about our borrowings for the periods presented:

Table 18	Repurchase Agreements			Securitized Debt(1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
December 31, 2013	$2,951,265	$3,034,058	$3,034,058	$44,268	$42,400	$44,567
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$45,590	$46,776
June 30, 2013(2)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,353	$48,572
March 31, 2013(3)	$3,669,630	$4,343,341	$4,343,341	$28,742	$48,980	$49,525

December 31, 2012	$3,601,907	$3,654,436	$3,654,436	$—	$—	$—
September 30, 2012(4)	$2,625,055	$3,709,684	$3,709,684	$—	$—	$—
June 30, 2012(5)	$2,192,868	$2,631,101	$2,631,101	$—	$—	$—
March 31, 2012	$1,099,145	$1,171,177	$1,177,701	$—	$—	$—

December 31, 2011	$782,835	$1,079,995	$1,079,995	$—	$—	$—
September 30, 2011	$129,194	$392,573	$392,573	$—	$—	$—

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

(2)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

(3)
On March 25 and March 13, 2013, we raised net equity of approximately $22,430 and $149,212, respectively, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period. The amount reported under securitized debt reflects the fair value of the debt associated with our initial securitization transaction which was completed in February 2013.

(4)
On September 20, 2012, we raised net equity of $166,572, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the period.

(5)
On April 20, 2012, we raised net equity of $249,490, which was invested on a leveraged basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the period.

The following table presents information about our borrowings by type of collateral pledged and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 19	Principal Balance of Borrowing	Fair Value of Collateral Pledged(1)	Weighted Average Cost of Funds	Effective Cost of Funds(2)
December 31, 2013:
Agency RMBS repurchase borrowings	$2,082,447	$2,175,114	0.43%	1.28%
Non-Agency RMBS and Other Investment repurchase borrowing(3)	924,597	1,236,269	1.99	1.99
Securitized Mortgage Loans repurchase borrowings(4)	27,014	47,057	2.14	4.13
Total repurchase borrowings	3,034,058	3,458,440	0.91%	1.52%
Securitized debt	42,400	110,984	4.30	4.30
Total	$3,076,458	$3,569,424	0.96%	1.56%
September 30, 2013:
Agency RMBS repurchase borrowings	$1,989,518	$2,102,874	0.42%	1.64%
Non-Agency RMBS and Other Investment repurchase borrowings(3)	865,148	1,148,085	2.04	2.04
Securitized Mortgage Loans repurchase borrowings	27,014	45,023	2.11	4.07
Total repurchase borrowings	2,881,680	3,295,982	0.84%	1.76%
Securitized debt	45,590	109,586	4.19	4.19
Total	$2,927,270	$3,405,568	0.89%	1.80%
June 30, 2013:
Agency RMBS repurchase borrowings	$3,367,445	$3,533,248	0.43%	1.10%
Non-Agency RMBS repurchase borrowings	550,752	747,666	2.17	2.17
Securitized Mortgage Loans repurchase borrowings	26,900	44,834	2.07	4.04
Total repurchase borrowings	3,945,097	4,325,748	0.63%	1.24%
Securitized debt	47,353	110,278	4.22	4.22
Total	$3,992,450	$4,436,026	0.67%	1.27%
March 31, 2013:
Agency RMBS repurchase borrowings	$3,896,493	$4,096,389	0.45%	0.96%
Non-Agency RMBS repurchase borrowings	419,645	594,052	2.15	2.15
Securitized Mortgage Loans repurchase borrowings	27,203	45,904	2.01	3.32
Total repurchase borrowings	4,343,341	4,736,345	0.65%	1.11%
Securitized debt	48,980	114,881	4.37	4.37
Total	$4,392,321	$4,851,226	0.68%	1.14%
December 31, 2012:
Agency RMBS repurchase borrowings	$3,223,577	$3,389,701	0.48%	0.88%
Non-Agency RMBS repurchase borrowings	430,859	606,649	2.16	2.16
Total	$3,654,436	$3,996,350	0.67%	1.03%
(Table 19 and notes continued on next page.)

(Table 19 - continued.)	Principal Balance of Borrowing	Fair Value of Collateral Pledged(1)	Weighted Average Cost of Funds	Effective Cost of Funds(2)
September 30, 2012:
Agency RMBS repurchase borrowings	$3,314,990	$3,491,639	0.44%	0.80%
Non-Agency RMBS repurchase borrowings	394,694	542,698	2.17	2.17
Total	$3,709,684	$4,034,337	0.65%	0.96%
June 30, 2012:
Agency RMBS repurchase borrowings	$2,376,543	$2,503,509	0.38%	0.73%
Non-Agency RMBS repurchase borrowings	254,558	343,548	1.94	1.94
Total	$2,631,101	$2,847,057	0.53%	0.84%
March 31, 2012:
Agency RMBS repurchase borrowings	$1,040,848	$1,094,737	0.36%	0.66%
Non-Agency RMBS repurchase borrowings	130,329	180,201	1.97	1.97
Total	$1,171,177	$1,274,938	0.50%	0.77%

(1)
Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 8 - Collateral Positions to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)	At December 31, 2013 and September 30, 2013, other investments were comprised of STACR Notes.

(4)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS are eliminated in consolidation with the VIE associated with the securitization and as a result are not included in our consolidated balance sheet. (See Notes 5 - Securitized Mortgage Loans and 13 - Use of Special Purpose Entities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At December 31, 2013, haircuts ranged from a low of 3.0% to a high of 5.3% for our repurchase borrowings secured by Agency RMBS, and a low of 10% to a high of 50% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants at December 31, 2013. At December 31, 2013, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,382,017 and, and RMBS held as a component of clearing margin totaled $4,059. Cash collateral held by counterparties at December 31, 2013 was $67,458, and is reported on our balance sheet as “restricted cash,” and was comprised of $64,908 provided in connection with repurchase borrowings and $2,550 provided in connection with Swaps.
Cash Flows and Liquidity for the Year Ended December 31, 2013
Our cash and cash equivalents decreased by $21,617 during the year ended December 31, 2013, reflecting $510,814 used by financing activities, $88,994 provided by operating activities and $400,203 provided by investing activities. We held cash of $127,959 at December 31, 2013. (See “Consolidated Statements of Cash Flows,” included under ITEM 8 of this annual report on Form 10-K.)

Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of the periods presented:

Table 20
December 31, 2013	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,028,325	$5,733	$—	$—	$3,034,058
Interest on repurchase agreements borrowings(1)	12,632	176	—	—	12,808
Total	$3,040,957	$5,909	$—	$—	$3,046,866

(1)
Interest expense is calculated based on the interest rate in effect at December 31, 2013 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 12 - Commitments and Contingencies and 15 - Stockholders’ Equity to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K for a discussion with respect to our Management Agreement and Preferred Stock.) At December 31, 2013, we had securitized debt with a balance of $42,400 (and a fair value of $43,354) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity, as defined in the Management Agreement, per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer/Treasurer/Secretary based on the percentage of their time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.
The initial term of the Management Agreement expires on July 27, 2014, the third anniversary of the closing of our IPO. We did not provide notice of termination of the Management Agreement to our Manager and, as a result, the term of the Management Agreement was automatically extended to July 27, 2015, with automatic one year renewals thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends on Our Capital Stock
We had outstanding 6,900,000 shares of Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption.
We intend to make regular quarterly dividend distributions to holders of our capital stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount at least equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. (See “Variances between GAAP Income and Taxable Income,” above.)
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
Operating earnings and operating earnings per common share presented exclude, as applicable: (i) realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating Earnings is a non-GAAP financial measure that is used by the Company to more assess the results of our core business, which is to invest in mortgage assets on a levered basis using interest rate derivatives to protect us against increases in our borrowing rates.
While we have not elected hedge accounting under GAAP for our Swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates. To present for investors how we view our Swaps, we provide the “effective cost of funds” which is comprised of GAAP interest expense plus the interest expense component for our Swaps. The interest expense component of our Swaps reflects the net interest payments made or accrued on our Swaps.
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

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this annual report on Form 10-K are as follows:

Table 21	Year Ended
	December 31, 2013		December 31, 2012		For the Period From July 27, 2011 through December 31, 2011
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/ Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$27,602	0.79%	$14,631	0.61%	$1,138	0.52%
Adjustment:
Net interest component of Swaps	22,034	0.63%	7,805	0.33%	715	0.33%
Effective cost of funds	$49,636	1.42%	$22,436	0.94%	$1,853	0.85%
Weighted average balance of borrowings	$3,501,312		$2,377,431		$509,795

Table 22	Year Ended
	December 31, 2013		December 31, 2012		For the Period From July 27, 2011 through December 31, 2011
	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$154,713	3.81%	$33,578	3.58%	$10,733	4.00%
Less: effective interest expense/effective cost of funds(1)	49,636	1.42%	22,436	0.94%	1,853	0.85%
Effective net interest income	$105,077	2.39%	$11,142	2.64%	$8,880	3.15%
Weighted average balance of interest earning assets	$4,058,509		$2,693,526		$608,822

(1)	As reconciled above in Table 21.

Table 23	Reconciliation of Interest Expense to Effective Cost of Funds for the Quarterly Periods Presented
		GAAP		Adjustment	Non-GAAP
	Weighted Average Balance of Borrowings	Interest Expense	Cost of Funds	Net Interest Component of Swaps	Effective Cost of Borrowings	Effective Cost of Funds
2013:
December 31	$2,995,533	$7,358	0.96%	$4,564	$11,922	1.56%
September 30	$3,013,372	$6,789	0.89%	$6,894	$13,683	1.80%
June 30	$4,308,870	$7,237	0.67%	$6,437	$13,674	1.27%
March 31	$3,698,371	$6,217	0.68%	$4,139	$10,356	1.14%
2012:
December 31	$3,601,907	$6,110	0.67%	$3,220	$9,330	1.03%
September 30	$2,625,055	$4,289	0.65%	$2,075	$6,364	0.96%
June 30	$2,192,868	$2,871	0.53%	$1,762	$4,633	0.84%
March 31	$1,099,145	$1,361	0.50%	$749	$2,110	0.77%
2011:
December 31	$782,835	$995	0.50%	$600	$1,595	0.81%
September 30	$129,194	$143	0.62%	$115	$258	1.12%

The following table provides a reconciliation of our operating earnings to our net income/(loss) reported in accordance with GAAP for the periods presented:

Table 24	Year Ended
	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Net income/(loss) allocable to common stockholders	$(61,416)	$167,123	$4,451
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	66,850	(39,817)	(885)
Unrealized (gain)/loss on RMBS, net	147,375	(100,402)	(2,482)
Unrealized (gain)/loss on derivative contracts, net	(50,373)	20,151	3,246
Unrealized (gain) on securitized mortgage loans	(3,950)	—	—
Unrealized loss on securitized debt	954	—	—
Unrealized (gain) on other investment securities	(335)	—	—
Non-cash stock-based compensation expense	1,047	444	143
Realized (gain)/loss on Swap and Swaption terminations, net	(30,956)	4,709	—
Realized (gain) on TBA Short Contracts	(281)	—	—
Preferred dividend declared related to future period	—	1,150	—
Total adjustments to arrive at operating earnings	130,331	(113,765)	22
Operating earnings	$68,915	$53,358	$4,473
Basic and diluted operating earnings per share of common stock	$2.26	$2.67	$0.44
Basic and diluted weighted average common shares outstanding	30,444	19,984	10,301

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns from our assets through ownership of our capital stock. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and seek to actively manage risk, to earn sufficient returns to justify taking such risks and to maintain capital levels consistent with the risks we undertake.
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to non-Agency RMBS and residential mortgage loans and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased the substantial majority of our non-Agency RMBS at a discount to par value, which is expected to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.
Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at December 31, 2013. Information presented with respect to weighted average loan to value, weighted average Fair Isaac Corporation (or, FICO) score, which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 25	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	69	646	14	6	2	737
Current unpaid principal balance	$14,372	$130,253	$2,735	$1,177	$140	$148,677
Loan Attributes:
Weighted average loan age (in months)	69	78	84	101	113	77
Weighted average original loan-to-value	74.59%	79.83%	81.80%	80.58%	100.00%	79.39%
Weighted average original FICO	600	632	625	610	668	628
Net weighted average coupon rate	6.99%	5.69%	5.62%	6.00%	7.74%	5.82%
Current Performance:
Current	63.06%	74.00%	78.83%	100.00%	—%	73.19%
30 day delinquent	17.93%	11.26%	5.13%	—%	56.28%	11.74%
60 days delinquent	3.90%	3.69%	11.23%	—%	43.72%	3.85%
90+ days delinquent	9.69%	5.96%	—%	—%	—%	6.15%
Bankruptcy/foreclosure	5.42%	5.09%	4.81%	—%	—%	5.07%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at December 31, 2013. Information presented with respect to weighted average loan to value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 26	Year of Securitization(1)
	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	16	33	61	66	41	217
Carrying Value/Estimated Fair Value	$112,984	$224,164	$345,948	$387,224	$142,469	$1,212,789
Amortized Cost	$101,708	$200,088	$324,762	$373,267	$135,355	$1,135,180
Current Par Value	$139,519	$289,338	$425,557	$428,584	$155,009	$1,438,007
Carrying Value to Current Par	80.98%	77.47%	81.29%	90.35%	91.91%	84.34%
Amortized Cost to Current Par	72.90%	69.15%	76.31%	87.09%	87.32%	78.94%
Net Weighted Average Coupon	1.83%	0.59%	1.11%	1.34%	1.92%	1.24%
Collateral Attributes:
Weighted Average Loan Age (in months)	82	93	104	114	134	107
Weighted Average Original Loan-to-Value	77.22%	79.08%	78.80%	79.69%	80.51%	79.19%
Weighted Average Original FICO	667	649	632	619	617	632
Current Performance:
60+ Day Delinquencies	31.99%	33.29%	33.13%	27.53%	27.68%	30.63%
Average Credit Enhancement(2)	19.93%	23.70%	35.80%	44.22%	27.20%	33.76%
3 Month CPR(3)	3.23%	2.83%	4.30%	4.80%	3.36%	4.00%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Information is based on loans for individual groups owned by us. Amounts presented reflect the weighted average monthly performance for the year ended December 31, 2013.
The following table presents the fair value of our non-Agency RMBS at December 31, 2013, by original purchase price as a percentage of our par value by year of acquisition:

Table 27	Year of Acquisition
Acquisition Price(1)	2011	2012	2013	Total	Percent of Total
>100%	$—	$—	$16,070	$16,070	1.3%
100%-95%	—	525	46,535	47,060	3.9
<95% to 85%	5,256	53,210	390,184	448,650	37.0
<85% to 75%	15,973	118,595	186,977	321,545	26.5
<75% to 65%	19,669	91,677	68,374	179,720	14.8
<65%	24,746	166,252	8,746	199,744	16.5
Total	$65,644	$430,259	$716,886	$1,212,789	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various geographic regions across the U.S. The following table presents the five largest geographic concentrations of the mortgages collateralizing our non-Agency RMBS at December 31, 2013 based on fair value:

Table 28
Property Location	Percent(1)
California	24.9%
New York	9.8
Florida	8.6
Texas	6.6
New Jersey	3.8
Other(2)	46.3
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.3% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at December 31, 2013:

Table 29
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$964,740	79.5%
Alt-A	139,425	11.5
Option ARMs	108,624	9.0
Total	$1,212,789	100.0%
To the extent we invest in residential mortgage loans, we may retain the risk of potential credit losses on the mortgage loans that we hold in our portfolio. With respect to any residential mortgage loans in which we may invest, we expect to seek to obtain representations and warranties from each seller stating that each loan was underwritten to our requirements or, in the event underwriting exceptions were made, that we are informed of the exceptions so that we may evaluate whether to accept or reject the loans. A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. In the event we invest in residential mortgage loans, our Manager will seek to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and will proactively manage positions.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IO securities to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; and (vi) the performance of our Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition.
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
Our securitized mortgage loans are carried at their estimated fair value with unrealized gains and losses included in earnings. Such assets, which are credit sensitive, are comprised of both ARM and fixed rate mortgage loans. As a result, changes in the fair value of our securitized mortgage loans are expected to be impacted by delinquencies, changes in housing prices, jobless rates and other factors to a greater extent than by changes in interest rates.
Nearly all of our pass-through Agency RMBS, which comprise the substantial majority of our Agency portfolio, are fixed-income securities. In general, as market interest rates increase the market prices for fixed-income securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-income securities generally increase. We monitor the duration of our Agency RMBS and derivatives, including Swaps using empirical data as well as third party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including interest rate derivatives, and net interest income at December 31, 2013, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at December 31, 2013, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 30
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	2.08%	(2.50)%
+50	0.84%	(0.57)%
(50)	(0.54)%	(5.00)%
(100)	(1.08)%	(11.98)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2013. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of December 31, 2013, see Note 8 - Collateral Positions to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.
We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk. We are required to pledge cash or securities as collateral as part of a margin arrangement in connection with Swaps and TBA Contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps per counterparty. In the event that a Swap or TBA Contract counterparty were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged by us exceeds the unrealized loss on the associated Swaps or TBA Contracts to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and could lose the amount by which the Swaption is in-the-money.

During the past several years, certain repurchase agreement and Swap counterparties in the U.S. and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at December 31, 2013:

Table 31	Number of Counterparties	Repurchase Agreement Borrowings	Swaps & Swaption at Fair Value	Exposure(1)	Exposure as Percent of Total Assets
North America:
U.S.	7	$1,339,163	$39,689	$205,936	5.3%
Canada(2)	2	464,574	—	85,500	2.2%
	9	1,803,737	39,689	291,436	7.5%
Europe:(2)
Germany	1	103,237	—	7,933	0.2%
Switzerland	1	113,573	—	32,826	0.8%
United Kingdom	2	381,684	(1,966)	77,796	2.0%
Netherlands	1	189,631	—	9,852	0.3%
	5	788,125	(1,966)	128,407	3.3%
Asia:(2)
Japan	3	442,196	10,982	24,265	0.6%
Total Counterparty Exposure	17	$3,034,058	$48,705	$444,108	11.4%

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

We maintain cash deposits with what we believe to be high credit quality financial institutions. At December 31, 2013, we had cash of $127,959 primarily comprised of cash on deposit with our prime broker that is domiciled in the U.S. Substantially all of our cash deposits exceeded applicable insurance limits.
We had outstanding balances under repurchase agreements with 17 counterparties at December 31, 2013. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2013:

Table 32
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
J.P. Morgan Securities LLC	A+/Aa3/A+	$74,597	2	9.8%
Royal Bank of Scotland PLC	A-/A3/A	$57,083	1	7.5%
Royal Bank of Canada	AA-/Aa3/AA	$77,453	2	10.2%
Wells Fargo(3)	AA-/Aa3/AA-	$85,656	8	11.3%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2013 by S&P, Moody’s and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $74,140 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by S&P as of December 31, 2013.

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

ITEM 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm	76

Consolidated Balance Sheets as of December 31, 2013 and 2012	77

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and for the period from July 27, 2011 (commencement of operations) to December 31, 2011	78

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012, and for the period from July 27, 2011(commencement of operations) to December 31, 2011	79

Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and for the period from July 27, 2011 (commencement of operations) to December 31, 2011	80

Notes to Consolidated Financial Statements	81
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apollo Residential Mortgage, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Apollo Residential Mortgage, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, change in stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for years ended December 31, 2013, 2012 and for the period from July 27, 2011 (commencement of operations) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 20, 2014

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands - except share and per share data)

	December 31, 2013	December 31, 2012
Assets:
Cash	$127,959	$149,576
Restricted cash	67,458	93,641
Residential mortgage-backed securities, at fair value (of which $3,317,060 and $3,940,913 pledged as collateral, respectively)	3,503,326	4,231,291
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	110,984	—
Other investment securities, at fair value (of which $11,515 and $0 pledged as collateral, respectively)	11,515	—
Investment related receivable (of which $21,959 and $0 pledged as collateral, respectively)	24,887	—
Interest receivable	10,396	11,341
Deferred financing costs, net	882	346
Derivative instruments, at fair value	53,315	750
Other assets	854	976
Total Assets	$3,911,576	$4,487,921

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,034,058	$3,654,436
Non-recourse securitized debt, at fair value	43,354	—
Investment related payable	—	50,032
Obligation to return cash held as collateral	38,654	—
Accrued interest payable	8,708	6,774
Derivative instruments, at fair value	4,610	23,184
Payable to related party	5,444	4,295
Dividends payable	16,812	30,675
Accounts payable and accrued expenses	2,335	1,742
Total Liabilities	$3,153,975	$3,771,138

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 and 6,900,000 shares issued and outstanding, respectively ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,038,970 and 24,205,972 shares issued and outstanding, respectively	320	242
Additional paid-in capital	792,010	619,399
Retained earnings/(accumulated deficit)	(34,798)	97,073
Total Stockholders’ Equity	$757,601	$716,783
Total Liabilities and Stockholders’ Equity	$3,911,576	$4,487,921

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands - except per share data)

	Year Ended
	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Interest income
Residential mortgage-backed securities	$146,263	$94,369	$10,733
Securitized mortgage loans	8,267	—	—
Other investment securities	183	—	—
Total interest income	154,713	94,369	10,733
Interest expense
Repurchase agreements	(25,808)	(14,631)	(1,138)
Securitized debt	(1,794)	—	—
Total interest expense	(27,602)	(14,631)	(1,138)

Net interest income	127,111	79,738	9,595

Other income/(loss):
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(66,850)	39,817	885
Unrealized gain/(loss) on residential mortgage-backed securities, net	(147,375)	100,402	2,482
Unrealized (loss) on securitized debt	(954)	—	—
Unrealized gain on securitized mortgage loans	3,950	—	—
Unrealized gain on other investment securities	335	—	—
Gain/(loss) on derivative instruments, net (includes $50,373, ($20,151) and ($3,246) of unrealized gains/(losses), respectively)	59,576	(32,665)	(3,876)
Other, net	76	48	2
Other income/(loss), net	(151,242)	107,602	(507)

Operating expenses:
General and administrative (includes ($1,047), ($444) and ($143) of non-cash stock based compensation, respectively)	(11,501)	(7,780)	(3,283)
Management fee - related party	(11,579)	(6,804)	(1,333)
Total operating expenses	(23,080)	(14,584)	(4,616)

Net income/(loss)	$(47,211)	$172,756	$4,472
Preferred stock dividends declared	(13,800)	(5,022)	—
Net income/(loss) allocable to common stock and participating securities	$(61,011)	$167,734	$4,472
Earnings/(loss) per common share - basic and diluted	$(2.02)	$8.36	$0.43

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands - except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Par	Shares	Par
Balance at July 27, 2011 (commencement of operations)	—	$—	—	$—	$1	$—	$1
Redemption of common stock	—	—	—	—	(1)	—	(1)
Issuance of common stock, net of expenses	—	—	10,000,000	100	197,961	—	198,061
Proceeds from private placement of common stock	—	—	250,000	3	4,997	—	5,000
Grant of restricted stock to independent directors	—	—	20,000	—	—	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	1,562	—	—	—	—
Equity based compensation expense	—	—	—	—	143	—	143
Net income	—	—	—	—	—	4,472	4,472
Dividends declared on common stock	—	—	—	—	—	(3,090)	(3,090)
Balance at December 31, 2011	—	—	10,271,562	103	203,101	1,382	204,586

Issuance of common stock, net of expenses	—	—	13,900,000	139	249,351	—	249,490
Issuance of preferred stock, net of expenses	6,900,000	69	—	—	166,503	—	166,572
Grant of restricted stock to independent directors	—	—	28,160	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	6,250	—	—	—	—
Equity based compensation expense	—	—	—	—	444	—	444
Net income	—	—	—	—	—	172,756	172,756
Dividends declared on common stock	—	—	—	—	—	(72,043)	(72,043)
Dividends declared on preferred stock	—	—	—	—	—	(5,022)	(5,022)
Balance at December 31, 2012	6,900,000	69	24,205,972	242	619,399	97,073	716,783

Issuance of common stock, net of expenses	—	—	7,820,000	78	171,564	—	171,642
Grant of restricted stock to independent directors	—	—	6,748	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	6,250	—	—	—	—
Equity based compensation expense	—	—	—	—	1,047	—	1,047
Net income	—	—	—	—	—	(47,211)	(47,211)
Dividends declared on common stock	—	—	—	—	—	(70,860)	(70,860)
Dividends declared on preferred stock	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	2013	2012	For the Period From July 27, 2011 through December 31, 2011
Cash Flows from Operating Activities:
Net income/(loss)	$(47,211)	$172,756	$4,472
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	392	5,571	(820)
Amortization of deferred financing costs	379	297	77
Equity based compensation expense	1,047	444	143
Unrealized (gain)/loss on mortgage-backed securities, net	147,375	(100,402)	(2,482)
Unrealized (gain) on securitized mortgage loans	(3,950)	—	—
Unrealized (gain)/loss on derivative instruments, net	(50,373)	20,151	3,246
Unrealized loss on securitized debt	954	—	—
Unrealized (gain) on other investment securities	(335)	—	—
Realized (gain) on sales of mortgage-backed securities	(42,344)	(40,239)	(911)
Realized loss on sales of mortgage-backed securities	109,194	422	26
Realized (gain) on derivative instruments	(31,236)	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	926	(7,384)	(3,957)
(Increase)/decrease in other assets	125	(401)	(370)
Increase in accrued interest payable	1,934	5,651	1,123
Increase/(decrease) in accounts payable and accrued expenses	888	(106)	1,534
Increase in payable to related party	1,229	2,415	1,562
Net cash provided by operating activities	$88,994	$59,175	$3,643
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(3,534,147)	$(5,050,601)	$(1,327,521)
Proceeds from sales of mortgage-backed securities	3,601,684	1,958,182	114,432
Purchases of mortgage loans, simultaneously securitized	(113,038)	—	—
Purchase of other investment securities	(12,000)	—	—
(Increase)/decrease in restricted cash related to investing activities	30,844	(28,558)	—
Increase in collateral held related to investing activities	38,654	—	—
Principal payments received on mortgage-backed securities	370,844	236,749	26,334
Principal payments received on securitized mortgage loans	6,038	—	—
Principal payments received on other investment securities	820	—	—
Proceeds from sale of derivative instruments	34,153	—	—
Purchase of interest rate swaptions	(23,682)	(964)	—
Other, net	33	—	—
Net cash provided/(used) in investing activities	$400,203	$(2,885,192)	$(1,186,755)
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$18,734,904	$13,459,366	$1,944,678
Repayments of repurchase agreement borrowings	(19,355,283)	(10,839,909)	(909,698)
(Increase) in restricted cash related to financing activities	(4,661)	(54,681)	(10,402)
Proceeds from issuance of securitized debt	50,375	—	—
Principal payments on securitized debt	(7,975)	—	—
Payments made for securitization/deferred financing costs	(826)	—	—
Dividends paid on preferred stock	(15,372)	—	—
Proceeds from issuance of preferred stock	—	172,500	—
Dividends paid on common stock	(83,151)	(49,480)	—
Proceeds from issuance of common stock	172,040	250,200	205,000
Redemption of common stock	—	—	(1)
Payment of costs to issue preferred and common stock	(825)	(6,582)	(1,567)
Deferred financing costs/offering costs expensed/(incurred) net	(40)	(228)	(492)
Net cash provided/(used) by financing activities	$(510,814)	$2,931,186	$1,227,518
Net increase/(decrease) in cash	$(21,617)	$105,169	$44,406
Cash at beginning of period	149,576	44,407	1
Cash at end of period	$127,959	$149,576	$44,407
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$25,769	$9,643	$1,657
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$22,003	$(50,032)	$49,530
Due from broker	$2,909	$—	$—
Dividends and dividend equivalent rights declared, not yet paid	$16,812	$30,675	$3,090
Payable for issuance of preferred and common stock	$—	$477	$372
Deferred financing costs not yet paid	$18	$155	$40

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

In these consolidated financial statements references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” or “Agencies” refer to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by an Agency while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by the Agencies; “ARMs” refer to adjustable rate mortgages; “Alt-A” refer to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter generally adjust annually based on an increment over a specified interest rate index; “Agency IOs” and “Agency Inverse IOs” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; and “TBA Short Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis.
Note 1 - Organization
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
We invest on a leveraged basis in residential mortgage and mortgage-related assets in the U.S. Through December 31, 2013, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS, securitized mortgage loans and other investment securities. Over time, we may invest in a broader range of other residential mortgage and mortgage related assets.
Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
We currently operate as one business segment. The consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany amounts have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (or, GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At December 31, 2013, 2012 and 2011, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.) substantially all of which were in excess of applicable insurance limits.

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(d)	Restricted Cash
Restricted cash represents cash held by our counterparties as collateral against our interest rate swaps (or, Swaps), repurchase agreement borrowings or other derivative instruments. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under our Swaps and repurchase agreement borrowings, or returned to us when our collateral requirements are exceeded or at the maturity or termination of the derivative instrument or repurchase agreement.

(e)	Residential Mortgage-Backed Securities, Securitized Mortgage Loans, Other Investment Securities and Non-Recourse Securitized Debt
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
Determination of Accounting Policy
For purposes of determining the applicable accounting policy with respect to our investment securities, we review credit ratings available from each of the three major credit rating agencies (i.e. Moody’s Investors Services, Inc., Standard & Poor’s Corporation and Fitch, Inc.) for each investment security at the time of purchase and apply the lowest rating.
Designation and Fair Value Option Election
Our investment securities are designated as available for sale. To date, we have elected the fair value option for all of our investment securities at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We generally intend to hold our RMBS to generate interest income; however, we have and may continue to sell certain of our RMBS as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of RMBS are recorded in earnings using the specific identification method.
Our securitized mortgage loans are considered held for investment purposes, as we expect that we will be required to continue to consolidate the VIE in which such loans are held and generally do not have the authority to sell the mortgage loans held in such VIE. Consistent with our investments in RMBS, we have elected the fair value option for our securitized mortgage loans and, as a result, we record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses).
We believe that our election of the fair value option for our investment securities, securitized mortgage loans and securitized debt improves financial reporting, as such treatment is consistent with how we present the changes in the fair value of our Swaps, interest rate swaptions (or, Swaptions) and TBA Contracts, all of which are derivative instruments, through earnings.
Determination of Fair Value
To determine the fair value of our investment securities, TBA Contracts and non-recourse securitized debt, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes obtained, we compare such quotes to valuations received from a third party pricing service.
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
(Dollars in thousands - except per share data)

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
Securitized Mortgage Loans: We have elected the fair value option for our securitized mortgage loans. As such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including OTTI, if any. On at least a quarterly basis, we evaluate the collectability of both interest and principal, to determine whether loans presented as securitized mortgage loans are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all cash flows expected at the time of acquisition plus all additional cash flows expected to be collected arising from changes in assumptions subsequent to acquisition. When a loan is impaired, the amount of the loss accrual is calculated and recorded accordingly. Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when income and the collection of the loan becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments received are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged. (See Note 5.)
Other Investment Securities
At December 31, 2013, our other investment securities were comprised of investments in Freddie Mac’s Structured Agency Credit Risk debt notes (or, STACR Notes). The STACR Notes represent unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes are included in “other investment securities, at fair value” on our consolidated balance sheet. Interest income on the STACR Notes is included in “interest income on other investment securities” and changes in the estimated fair value of the security are included in “unrealized gain on other investment securities” on our consolidated statement of operations.

(f)	Interest Income Recognition
Investment Securities
Interest income on Agency pass-through RMBS and other investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For pass-through Agency RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on pass-through Agency RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
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
Interest income on non-Agency RMBS rated below AA by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore, actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
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
(Dollars in thousands - except per share data)

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
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and TBA Contracts as part of our interest rate risk management. We view our derivative instruments as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and/or the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
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
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS by a specified issuer and for a specified face amount, coupon and stated maturity, at a predetermined price on the date stated in the contract. The particular Agency RMBS (i.e., Committee on Uniform Securities Identification Procedures, or CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which applies: (i) when there is no other way to purchase or sell that security; (ii) if delivery of that security and settlement will occur within the shortest period possible for that type of security and (iii) if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in the consolidated statements of operations in the line item “gain/(loss) on derivative instruments, net.”

(k)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2013, none of our repurchase agreements had been accounted for as components of linked transactions. With the exception of securities obtained in connection with our securitization that are eliminated in consolidation, through December 31, 2013 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(l)	Share-based Payments
We account for share-based compensation to our independent directors, to our Manager and to employees of our Manager and our affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to restricted stock units issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We measure the fair value of our restricted stock units using the price of our common stock and other measurement assumptions including implied volatility and discount rates. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

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
(Dollars in thousands - except per share data)

enable us to continue to operate as a REIT and to distribute all of our taxable income, including net gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations.
As of December 31, 2013, we had estimated non-deductible net capital losses of $(63.2) million which may be carried forward and applied against future net capital gains for up to five years. Our capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforwards. In addition, as of December 31, 2013, we had estimated net deferred gains from terminated Swaps of $19.9 million and net deferred gains from terminated Swaptions of $6.8 million. These deferred gains are expected to be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
We have elected to treat one wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and is subject to U.S. federal, state and local income tax at regular corporate tax rates The TRS, was established in connection with the purchase of the pool of residential mortgage loans in February 2013 and the securitization transaction as discussed in Notes 5 and 13.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for the years 2011 through 2013. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.

(n)	Recent Accounting Pronouncements
Accounting Standards Adopted
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
Accounting Standards Issued but Not Yet Adopted
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013 and earlier application is prohibited. The Company

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

has evaluated the impact of the new guidance on its consolidated financial statements and has concluded that the new guidance does not apply to real estate investment trusts and is not intended to change current practice for real estate entities. Accordingly, the Company has determined that the new guidance does not impact its consolidated financial statements.
Note 3 - Fair Value of Financial Instruments
(a) General
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
Level I - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level II - Fair values are determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These inputs may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.
Level III - Fair values are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used.
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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, securitized debt and other investment securities we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. We consider our Agency RMBS as Level II valuations and non-Agency RMBS as Level III valuations, given their relative price transparency in the market place. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, and TBA Contracts prices obtained from brokers and pricings services are readily verifiable to observable market transactions, as such, we categorize Agency RMBS as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS are categorized as Level III.
(c) Securitized Mortgage Loans
The fair value of our securitized mortgage loans at December 31, 2013 is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III.
(d) Swaps and Swaptions
We determine the estimated fair value of our Swaps and Swaptions based on market valuations obtained from a third party with expertise in valuing such instruments. With respect to Swap valuations, the expected future cash flows are determined for the fixed and floating rate leg of the Swap. To arrive at the expected cash flows for the fixed leg of a Swap, the coupon rate stated in the Swap agreement is used and to arrive at the expected cash flows for the floating leg, the forward rates derived from raw yield curve data are used. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors and the fixed and floating leg valuations are netted to arrive at a single valuation for the Swap at the valuation date. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are based observable and, as such, their valuations are categorized as Level II in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Fair Value Hierarchy
The following tables presents our financial instruments carried at estimated fair value as of December 31, 2013 and December 31, 2012, based upon the consolidated balance sheet by the valuation hierarchy:

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,290,537	$1,212,789	$3,503,326
Securitized mortgage loans	—	—	110,984	110,984
Other investment securities	—	—	11,515	11,515
TBA Short Contracts	—	750	—	750
Swaps/Swaptions	—	52,565	—	52,565
Total	$—	$2,343,852	$1,335,288	$3,679,140
Liabilities:
Swaps	$—	$4,610	$—	$4,610
Non-recourse securitized debt	—	—	43,354	43,354
Total	$—	$4,610	$43,354	$47,964

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$3,626,094	$605,197	$4,231,291
Swaps	—	750	—	750
Total	$—	$3,626,844	$605,197	$4,232,041
Liabilities:
Swaps	$—	$23,184	$—	$23,184
Total	$—	$23,184	$—	$23,184
(f) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, securitized mortgage loans, other investment securities and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Year Ended
	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Beginning balance	$605,197	$112,346	$—
Purchases	748,032	549,036	120,642
Sales	(94,307)	(76,200)	(2,766)
Principal repayments	(117,411)	(68,948)	(6,218)
Total net gains/(losses) included in net income:
Realized gains, net	14,654	9,314	91
Unrealized gains/(losses), net(1)	15,913	54,437	(3,263)
Discount accretion	40,711	25,212	3,860
Ending balance	$1,212,789	$605,197	$112,346

(1)	Includes unrealized losses of $5,892, $3,003 and $1,627 that have been classified as other-than-temporary impairments as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents a summary of the changes in fair value of our securitized mortgage loans for the year ended December 31, 2013:

Year Ended December 31, 2013(1)
Beginning balance	$—
Purchases	113,038
Principal repayments	(6,038)
Unrealized gain/(loss)	3,950
Discount accretion and other adjustments	34
Ending balance	$110,984

(1)	We did not have any investments in securitized mortgage loans prior to February 2013.
The following table presents a summary of the changes in fair value of our other investment securities for the year ended December 31, 2013:

Year Ended December 31, 2013(1)
Beginning balance	$—
Purchases	12,000
Principal repayments	(820)
Unrealized gain/(loss)	335
Ending balance	$11,515

(1)	We did not have any investments in other investment securities prior to July 2013.
The following table presents a summary of the changes in fair value of our securitized debt for year ended December 31, 2013:

Year Ended December 31, 2013(1)
Beginning balance	$—
Debt issued during the period	50,375
Principal paid	(7,975)
Unrealized gain/(loss)	954
Ending balance	$43,354

(1)	We did not have any securitized debt prior to February 2013.
The following table presents key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at December 31, 2013:

Assumption	Weighted Average	Range
Default rate	5.62%	—%	to	11.10%
Loss severity	50.87%	—%	to	100.00%
Voluntary prepayments	1.23%	—%	to	1.50%
Discount rate	7.92%	2.90%	to	15.00%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(g) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet, at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Investment related receivable(1)	$24,887	$24,887	$—	$—
Financial Liabilities:
Repurchase agreements	$3,034,058	$3,034,230	$3,654,436	$3,654,475
Investment related payable(1)	$—	$—	$50,032	$50,032

(1)	Carrying value approximates fair value due to the short-term nature of the item.
To determine estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 42 days and 20 days at December 31, 2013 and December 31, 2012, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 4 - Residential Mortgage-Backed Securities and Other Investments
(a) The following tables present certain information about our investment portfolio at December 31, 2013 and December 31, 2012:

	Principal Balance	Unamortized Premium/ (Discount)(1)	Amortized Cost(2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield(3)
	December 31, 2013
Agency RMBS - 30-Year Mortgages:
ARM - RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)	4.12%	1.06%
3.5% Coupon	303,026	19,925	322,951	301,068	—	(21,883)	3.50%	2.54%
4.0% Coupon	1,558,943	120,636	1,679,579	1,602,080	—	(77,499)	4.00%	2.84%
4.5% & 5.0% Coupons	235,127	18,266	253,393	250,136	—	(3,257)	4.52%	3.18%
	2,108,715	159,609	2,268,324	2,165,623	—	(102,701)	3.99%	2.82%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)	3.00%	2.50%
Agency IOs(4)	—	—	41,521	44,425	3,254	(350)	3.95%	1.58%
Agency Inverse IOs(4)	—	—	27,673	26,778	50	(945)	6.16%	15.16%
Total Agency	2,161,414	161,022	2,391,630	2,290,537	3,304	(104,397)	4.08%	2.94%
Non-Agency RMBS	1,438,007	(302,827)	1,135,180	1,212,789	81,876	(4,267)	1.24%	6.73%
Total RMBS	$3,599,421	$(141,805)	$3,526,810	$3,503,326	$85,180	$(108,664)	3.09%	4.16%

	December 31, 2012
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$1,228,402	$78,623	$1,307,025	$1,318,375	$11,396	$(46)	3.50%	2.40%
4.0% Coupon	1,406,138	113,864	1,520,002	1,543,258	23,860	(604)	4.00%	2.62%
4.5% & 5.0% Coupons	271,764	17,016	288,780	302,156	13,376	—	4.53%	3.08%
	2,906,304	209,503	3,115,807	3,163,789	48,632	(650)	3.84%	2.53%
Agency RMBS - 15-20 Year Mortgages:
3.0% Coupon	159,605	7,181	166,786	169,172	2,386	—	3.00%	1.98%
3.5% Coupon	221,949	12,883	234,832	239,207	4,375	—	3.50%	2.30%
	381,554	20,064	401,618	408,379	6,761	—	3.29%	2.17%
Agency IOs(4)	—	—	5,709	5,880	226	(56)	3.84%	3.39%
Agency Inverse IOs(4)	—	—	48,287	48,046	312	(552)	6.33%	14.43%
Total Agency	3,287,858	229,567	3,571,421	3,626,094	55,931	(1,258)	3.96%	2.69%
Non-Agency RMBS	817,250	(267,857)	549,393	605,197	56,260	(456)	1.19%	7.86%
Total RMBS	$4,105,108	$(38,290)	$4,120,814	$4,231,291	$112,191	$(1,714)	3.45%	3.38%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $0 and $49,965 at December 31, 2013 and December 31, 2012 respectively, with an estimated fair value of $0 and $50,043, respectively at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(f).

(2)
Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $13,412 and $5,475 for the year ended December 31, 2013 and 2012, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At December 31, 2013 and December 31, 2012, our Agency IOs had a notional balance of $410,187 and $47,182, respectively and our Agency Inverse IOs had a notional balance of $145,650 and $257,187, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(b) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at December 31, 2013:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$1,844,021	$(75,889)	58	$362,974	$(27,151)	5
Agency IOs	44,425	(350)	3	—	—	—
Agency Inverse IOs	26,778	(945)	8	—	—	—
ARM - RMBS	12,339	(62)	2	—	—	—
Total Agency RMBS	1,927,563	(77,246)	71	362,974	(27,151)	5
Non-Agency RMBS	1,210,786	(4,194)	66	2,003	(73)	2
Total RMBS	$3,138,349	$(81,440)	137	$364,977	$(27,224)	7
(c) Interest Income on RMBS
The following table presents components of interest income on our Agency RMBS and non-Agency RMBS for the years ended December 31, 2013, December 31, 2012, and for the period from July 27, 2011 through December 31, 2011:

	Year Ended December 31, 2013			Year Ended December 31, 2012			For the Period From July 27, 2011 through December 31, 2011
	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income
Agency RMBS	$133,900	$(41,170)	$92,730	$93,834	$(30,782)	$63,052	$9,434	$(3,040)	$6,394
Non-Agency RMBS	12,822	40,711	53,533	6,105	25,212	31,317	479	3,860	4,339
Total	$146,722	$(459)	$146,263	$99,939	$(5,570)	$94,369	$9,913	$820	$10,733

(1)
The amount of premium amortization on Agency RMBS reflects our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

(d) Realized and Unrealized Gains and Losses on RMBS
The following table presents components of realized gains, net and the change in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Period from July 27, 2011 through December 31, 2011
	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net
Agency Pass-through	$(80,904)	$(157,784)	$29,103	$47,975	$794	$6,769
Agency IOs	1,599	1,939	909	(85)	—	(745)
Agency Inverse IOs	(2,199)	(7,381)	491	(1,925)	—	(279)
Agency ARM	—	(62)	—	—	—	—
Non-Agency RMBS	14,654	15,913	9,314	54,437	91	(3,263)
Total	$(66,850)	$(147,375)	$39,817	$100,402	$885	$2,482

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at December 31, 2013 and December 31, 2012:

	December 31,
Contractual Maturities of RMBS(1)	2013	2012
< or equal to 10 years	$—	$—
> 10 years and < or equal to 20 years	189,243	431,880
> 20 years and < or equal to 30 years	2,861,028	3,732,596
> 30 years	453,055	66,815
Total	$3,503,326	$4,231,291

(1)
Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages.

(f) Components of Discount on non-Agency RMBS
The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the year ended December 31, 2013:

	December 31, 2013
	Discount Designated as Credit Reserve and OTTI(1)	Accretable Discount
Balance at beginning of period	$(123,026)	$(144,831)
Accretion of discount	—	40,695
Realized credit losses	3,433	—
Purchases	(35,542)	(89,601)
Sales and other	42,836	8,943
OTTI recognized in earnings	(5,853)	—
Transfers/release of credit reserve	8,853	(8,853)
Balance at end of period	$(109,299)	$(193,647)

(1)
At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219. At December 31, 2012, our non-Agency RMBS had gross discounts of $267,857, which included credit discounts of $119,276 and OTTI of $3,750.

In July 2013, we invested $12,000 in STACR Notes. STACR Notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes pay interest monthly at a rate of one-month London Interbank Offer Rate (or, LIBOR) plus 3.4%. At December 31, 2013, our STACR Notes had a coupon rate of 3.57%, a principal balance of $11,180 and an estimated fair value of $11,515.
Note 5 - Securitized Mortgage Loans
Securitized mortgage loans are carried at estimated fair value. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts. In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038; prior to February 2013, we did not have any securitized mortgage loans. Our securitized mortgage loan pool at December 31, 2013 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. We appointed the servicer who is responsible for servicing our securitized mortgage loans, which servicer may, over time, modify certain provisions of the loans in order to mitigate losses. At the time of purchase through December 31, 2013, substantially all of the purchase discount associated with our securitized mortgage loans was considered to be credit related. At December 31, 2013, the amortized cost of our securitized mortgage loans was $107,034. (See Note 13.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents a summary of the changes in the carrying value of securitized mortgage loans held for investment for the year ended December 31, 2013:

December 31, 2013(1)
Balance	$—
Purchases	113,038
Principal repayments	(6,038)
Discount accretion and other adjustments	34
Unrealized gain/(loss)	3,950
Ending balance	$110,984

(1)	We did not have any investments in securitized mortgage loans prior to February 2013.
The following table presents the five largest states represented in our securitized mortgage loans at December 31, 2013 based on principal balance:

Property Location	Concentration	Principal Balance
California	21.0%	$31,282
Florida	13.9	20,725
Maryland	11.9	17,609
Texas	7.7	11,497
New Jersey	7.1	10,584
Other	38.4	56,980
Total	100.0%	$148,677

Note 6 - Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at December 31, 2013 and December 31, 2012:

Asset	December 31, 2013	December 31, 2012
Agency RMBS, Fannie Mae	$4,537	$7,082
Agency RMBS, Freddie Mac	4,274	3,755
Agency RMBS, Ginnie Mae	—	108
Non-Agency RMBS	902	396
Total RMBS interest receivable	9,713	11,341
Securitized mortgage loans	676	—
Other investment securities	7	—
Total interest receivable	$10,396	$11,341
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at December 31, 2013:

December 31, 2013
Unsettled sales of Agency RMBS	$21,978
Principal payments due from broker for non-Agency RMBS	2,909
Total investment related receivables	$24,887
We had no investment related receivables at December 31, 2012.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 7 - Borrowings Under Repurchase Agreements
As of December 31, 2013, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $3,034,058 with 17 counterparties. At December 31, 2013 and December 31, 2012, we had $882 and $346, respectively of deferred financing costs, net of amortization, included on the consolidated balance sheet.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one month to six months at inception, but in some cases may have initial terms that are shorter or longer. The following table presents certain characteristics of our repurchase agreements at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$2,082,447	0.42%	19	$3,223,577	0.47%	15
Non-Agency RMBS(1)	942,091	2.00	94	430,859	2.06	58
Other investment securities	9,520	1.74	24	—	—	0
Total	$3,034,058	0.91%	42	$3,654,436	0.65%	20

(1)
Includes $27,014 of repurchase borrowings collateralized by non-Agency RMBS of $47,057 that are eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following table presents repricing information about our borrowings under repurchase agreements at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,349,800	0.83%	$3,461,595	0.60%
Over 30 days to 60 days	534,487	0.95	110,670	1.30
Over 60 days to 90 days	55,950	2.06	28,197	2.12
Over 90 days to 120 days	13,406	2.05	29,602	2.07
Over 120 days to 360 days	74,682	2.21	24,372	2.08
Over 360 days	5,733	2.59	—	—
Total	$3,034,058	0.91%	$3,654,436	0.65%
The following table presents the contractual maturity of our repurchase agreements at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,181,208	0.70%	$3,380,170	0.56%
Over 30 days to 60 days	534,487	0.95	110,670	1.30
Over 60 days to 90 days	55,950	2.06	28,197	2.12
Over 90 days to 120 days	13,406	2.05	29,602	2.07
Over 120 days to 360 days	243,274	2.36	105,797	2.37
Over 360 days	5,733	2.59	—	—
Total	$3,034,058	0.91%	$3,654,436	0.65%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 8 - Collateral Positions
The following table presents the fair value of our collateral positions, which includes collateral we pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash(1)	$2,550	$38,654	$33,395	$—
Repurchase agreement borrowings:
Agency RMBS(2)	2,125,767	—	3,335,472	—
Non-Agency RMBS(3)	1,256,250	—	600,632	—
Other investment securities	11,515	—	—	—
Restricted Cash	64,908	—	60,246	—
	3,458,440	—	3,996,350	—
Clearing margin:
Agency RMBS	4,059	—	4,809	—
Total	$3,465,049	$38,654	$4,034,554	$—

(1)
Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and, therefore is included in cash on our consolidated balance sheet.

(2)	Includes Agency RMBS of $21,959 that were sold but unsettled at December 31, 2013.

(3)	Includes non-Agency RMBS of $47,057 that are eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, Swaps and clearing margin account at December 31, 2013 and December 31, 2012:

	December 31, 2013
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS(1)	$2,125,767	$2,225,769	$6,850	$2,132,617
Non-Agency RMBS(2)	1,256,250	1,174,007	1,150	1,257,400
Other investment securities	11,515	11,180	7	11,522
Cash	64,908	—	—	64,908
	3,458,440	3,410,956	8,007	3,466,447
Cash pledged for Swaps	2,550	—	—	2,550
Agency RMBS pledged for clearing margin	4,059	4,331	12	4,071
Total	$3,465,049	$3,415,287	$8,019	$3,473,068
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(Tables - continued.)	December 31, 2012
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$3,335,472	$3,283,264	$9,658	$3,345,130
Non-Agency RMBS	600,632	544,975	393	601,025
Cash	60,246	—	—	60,246
	3,996,350	3,828,239	10,051	4,006,401
Cash pledged for Swaps	33,395	—	—	33,395
Agency RMBS pledged for clearing margin	4,809	4,780	13	4,822
Total	$4,034,554	$3,833,019	$10,064	$4,044,618

(1)	Includes Agency RMBS of $21,959 that were sold but unsettled at December 31, 2013.

(2)
Includes a non-Agency RMBS from a consolidated VIE at December 31, 2013, that was eliminated from our consolidated balance sheet. This RMBS had a fair value of $47,057 and amortized cost of $42,400 and interest receivable of $141, all of which were eliminated in consolidation.

In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. As a part of the securitization transaction, the most senior security created was sold to a third-party investor and as such, this senior security is presented on our consolidated balance sheet as “non-recourse securitized debt, at fair value.” The securitized mortgage loans held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. As such, the fair value of the securitized mortgage loans is effectively viewed as collateralizing the non-recourse securitized debt on our consolidated balance sheet at December 31, 2013. (See Note 13.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements and Swaps are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger an early termination event occurs pursuant to one of our Swaps or repurchase agreements, the counterparty to such agreement may have the option to terminate all of its outstanding Swaps or repurchase agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of the Swaps or repurchase agreements would be immediately payable by us. Through December 31, 2013, we remained in compliance with all of our financial covenants. (See Note 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 9 - Offsetting Assets and Liabilities
In our consolidated balance sheets, all balances associated with the repurchase agreement and derivatives transactions are presented on a gross basis. Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at December 31, 2013 and December 31, 2012:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments(1)	Cash Collateral Received	Net Amount
December 31, 2013
Swaps and Swaptions, at fair value	$52,565	$—	$52,565	$(2,643)	$(38,016)	$11,906
TBA Short Contracts, at fair value	750	—	750	—	(638)	112
	$53,315	$—	$53,315	$(2,643)	$(38,654)	$12,018
December 31, 2012
Swaps and Swaptions, at fair value	$750	$—	$750	$(750)	$—	$—
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments(2)(3)	Cash Collateral Pledged(2)(4)	Net Amount
December 31, 2013
Swaps and Swaptions, at fair value	$4,610	$—	$4,610	$(2,643)	$(1,967)	$—
Repurchase agreements	3,034,058	—	3,034,058	(3,034,058)	—	—
	$3,038,668	$—	$3,038,668	$(3,036,701)	$(1,967)	$—
December 31, 2012
Swaps and Swaptions, at fair value	$23,184	$—	$23,184	$(750)	$(22,434)	$—
Repurchase agreements	3,654,436	—	3,654,436	(3,654,436)	—	—
	$3,677,620	$—	$3,677,620	$(3,655,186)	$(22,434)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against derivative instruments in a liability position at December 31, 2013 and December 31, 2012, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and derivative instruments.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,393,532 (which includes $47,057 of RMBS that are not included in our consolidated balance sheet, as such assets are eliminated in consolidation with a VIE) and $3,936,104 at December 31, 2013 and December 31, 2012, respectively.

(4)
Total cash pledged against our Swaps was $2,550 and $33,395 at December 31, 2013 and December 31, 2012, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $64,908 and $60,246 at December 31, 2013 and December 31, 2012, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 10 - Derivative Instruments
We enter into derivative contracts, which through December 31, 2013 were comprised of Swaps, Swaptions, and TBA Short Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
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
At December 31, 2013, we had four TBA Short Contracts with an aggregate notional balance of $400,000, which were in a net unrealized gain position of $750 at December 31, 2013. Our TBA Short Contracts, which settle on February 13, 2014, had a weighted average sales price of 102.93% for 4.0% coupon Fannie Mae 30-year RMBS with a face value of $400,000.
Information with respect to our derivative instruments as presented on the consolidated balance sheets at December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$1,007,000	$40,135	$—	$—
Swaptions - assets	1,375,000	12,430	75,000	750
Swaps - (liabilities)	580,000	(4,610)	1,500,000	(23,184)
TBA Short Contracts - assets	400,000	750	—	—
Total derivative instruments	$3,362,000	$48,705	$1,575,000	$(22,434)
The following table summarizes the average fixed pay rate and average maturity for our Swaps as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
Term to Maturity:	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
Greater than 1 year to 3 years	$110,000	1.38%	2.8	$—	—%	0
Greater than 3 years to 5 years	999,000	1.02%	3.7	1,245,000	1.06%	4.4
Greater than 5 years	478,000	1.98%	8.7	255,000	1.90%	9.6
Total	$1,587,000	1.34%	5.1	$1,500,000	1.20%	5.3
At December 31, 2013, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.64%. The following table presents information about our Swaptions at December 31, 2013:

	Option		Underlying Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.00 - 3.25%	$2,178	6	$100,000	10.0
3.26 - 3.50%	4,773	3	575,000	10.0
3.51 - 3.75%	2,026	4	375,000	10.0
3.76 - 4.00%	2,993	10	225,000	10.0
4.01 - 4.41%	460	8	100,000	10.0
	$12,430	5	$1,375,000	10.0

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table summarizes the amounts recognized on the consolidated statements of operations related to our derivative instruments for the years ended December 31, 2013 and December 31, 2012:

		Year Ended
Character of Loss on Derivative Instruments	Location of Item on the Consolidated Statements of Operations	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Net interest payments/accruals on Swaps(1)	Gain/(loss) on derivative instruments, net	$(22,034)	$(7,805)	$(715)
Gains/(losses) on the termination of Swaps, net(1)	Gain/(loss) on derivative instruments, net	24,119	(4,709)	85
Gains on the termination of Swaptions, net(1)	Gain/(loss) on derivative instruments, net	6,837	—	—
Gains on settlement of TBA Short Contracts, net(1)	Gain/(loss) on derivative instruments, net	281	—	—
Change in fair value of Swaps(2)	Gain/(loss) on derivative instruments, net	58,708	(19,937)	(3,246)
Change in fair value of Swaptions(2)	Gain/(loss) on derivative instruments, net	(9,085)	(214)	—
Change in fair value of TBA Short Contracts(2)	Gain/(loss) on derivative instruments, net	750	—	—
Total		$59,576	$(32,665)	$(3,876)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our derivative instruments activity for the periods presented:

	TBA Short Contracts		Swaps		Swaptions
	Notional Amount	Gain/Loss Realized	Notional Amount	Gain/Loss Realized	Notional Amount	Gain/Loss Realized
Balance at July 27, 2011	$—	$—	$—	$—	$—	$—
Contracts entered	—	—	360,000	—	—	—
Contracts terminated	—	—	(15,000)	85	—	—
Balance at December 31, 2011	—	—	345,000	85	—	—
Contracts entered	—	—	1,335,000	—	75,000	—
Contracts terminated	—	—	(180,000)	(4,709)	—	—
Balance at December 31, 2012	—	—	1,500,000	(4,709)	75,000	—
Contracts entered	725,000	—	1,132,000	—	1,550,000	—
Contracts terminated	(325,000)	281	(1,045,000)	24,119	(250,000)	6,837
Balance at December 31, 2013	$400,000	$281	$1,587,000	$24,119	$1,375,000	$6,837
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants. Through December 31, 2013, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Note 8.) If we had breached any of these provisions at December 31, 2013 we could have been required to settle our obligations under our Swaps at their termination value of $5,721, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Note 11 - Interest Payable
The following table presents the components of our interest payable at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Repurchase borrowings collateralized by Agency RMBS	$2,091	$3,896
Repurchase borrowings collateralized by non-Agency RMBS(1)	4,637	1,519
Repurchase borrowings collateralized by other investment securities	31	—
Securitized debt	141	—
Swaps	1,808	1,359
Total interest payable	$8,708	$6,774

(1)
Includes $182 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at December 31, 2013, which RMBS is eliminated from our balance sheet in consolidation.

Note 12 - Commitments and Contingencies
(a) Management Agreement — Related Party Transactions
In connection with our initial public offering (or, IPO) in July 2011, we entered into a management agreement with our Manager (or, Management Agreement), which describes the services to be provided to us by our Manager and compensation for such services. Our Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.
Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of our adjusted stockholders’ equity as defined in the Management Agreement, calculated and payable (in U.S. dollars) quarterly in arrears.
The initial term of the Management Agreement expires on July 27, 2014 and is automatically renewed for one-year terms on each anniversary thereafter, such that our Manager is contractually committed to manage us through July 25, 2015. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We incurred management fees of $11,579 and $6,804 for the years ended December 31, 2013 and December 31, 2012, respectively and $1,333 from commencement of operations (July 27, 2011) through December 31, 2011. In addition to the management fee, we are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. We recorded expenses of $8,727 and $8,019 for the years ended December 31, 2013 and December 31, 2012, respectively, and $4,304 from July 27, 2011 through December 31, 2011, related to reimbursements for certain expenses paid by our Manager on our behalf. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At December 31, 2013 and December 31, 2012, $2,928 and $2,418, respectively, for management fees incurred but not yet paid were included in payable to related party on the consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our securitization transaction, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. The substantial majority of these obligations exist for a period of twelve months from the closing date of our securitization transaction. We believe that a portion of the risk of loss due to loan repurchases would be recovered from the third-party entity from which we acquired the loans. In the event that such third-party becomes insolvent, or we are unable to make repurchase claims against such party, we may be exposed to losses as a result of the representations and warranties made in connection with our securitization transaction.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Through December 31, 2013, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan) is material to us. At December 31, 2013, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 13.)

Note 13 - Use of Special Purpose Entities
Special purpose entities (or, SPEs) are entities designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an unsecuritized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding amount of senior security at December 31, 2013	$42,400
Face/Par value of certificates received by us(1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross expenses incurred(2)	$829
Pass-through interest rate for senior security issued – fixed rate	4.00%

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
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction as of December 31, 2013.
For financial statement reporting purposes, given that we consolidate the securitization trust, no gain or loss was reported on the sale of the mortgage loans to the securitization trust. Since the underlying trust is consolidated, the securitization is effectively viewed as a financing of the mortgage loans that were “sold” to enable the senior security to be created and sold to a

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

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
As of December 31, 2013, the aggregate fair value of our securitized mortgage loans was $110,984, and are presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
At December 31, 2013, the securitized debt collateralized by residential mortgage loans had a principal balance of $42,400. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at December 31, 2013, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	December 31, 2013
Within one year	$8,194
>One to three years	20,040
>Three to five years	14,166
>Five years	—
Total	$42,400
Repayment of our securitized debt will be dependent upon the cash flows generated by the mortgage loans in the securitization trust that collateralize such debt. The actual cash flows from the securitized mortgage loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying mortgage loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected. (See Note 5 for more information about the mortgage loans collateralizing our securitized debt.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of December 31, 2013:

December 31, 2013
Assets:
Securitized mortgage loans, at fair value	$110,984
Interest receivable	$676
Liabilities:
Non-recourse securitized debt, at fair value	$43,354
Accrued interest payable	$141
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the year ended December 31, 2013:

Year Ended December 31, 2013
Interest income - securitized mortgage loans	$8,267
Interest expense - securitized debt	$(1,794)
Unrealized gain on securitized mortgage loans	$3,950
Unrealized (loss) on securitized debt	$(954)
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the year ended December 31, 2013:

Year Ended December 31, 2013
Net income/(loss)	$9,469
Premium amortization/(discount accretion), net	$(68)
Amortization of deferred financing costs	$131
Unrealized (gain) on securitized mortgage loans	$(3,950)
Unrealized loss on securitized debt	$954
Increase in accrued interest receivable, less purchased interest	$(676)
Increase in accrued interest payable	$141
Purchase of mortgage loans, simultaneously securitized	$(113,038)
Other, net	$33
Principal payments on securitized mortgage loans	$6,038
Proceeds from issuance of securitized debt	$50,375
Principal payments on securitized debt	$(7,975)
Note 14 - Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve and all grants made under the LTIP. At December 31, 2013, 1,347,654 awards were available under the LTIP.
For the years ended December 31, 2013, December 31, 2012 and from July 27, 2011 through December 31, 2011, we recognized stock-based compensation expense of $1,047, $444 and $143, respectively, and granted 6,748, 28,160 and 20,000 shares of restricted stock, respectively and 25,851, 143,244 and 31,250 RSUs, respectively. To date, all awards made pursuant to the LTIP vest over a three year period in either quarterly or annual installments, provided that there has not been a termination of service of the grantee.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Year Ended
	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Restricted common stock	$349	$170	$61
RSUs	698	274	82
Total	$1,047	$444	$143
At December 31, 2013, we had unrecognized compensation expense of $2,468 and $571 related to restricted common stock and RSUs, respectively. The unrecognized compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2013, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs. Through December 31, 2013 no cash was used in the settlement of awards issued pursuant to the LTIP.
The following table presents information about our equity awards for the periods presented:

	December 31, 2013		December 31, 2012		For the Period From July 27, 2011 through December 31, 2011
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
RSUs outstanding at beginning of period	166,682	$20.14	29,688	$17.35	—	—
RSUs granted	25,851	14.73	143,244	20.62	31,250	17.38
RSUs canceled upon delivery of common stock	(6,250)	17.95	(6,250)	17.95	(1,562)	17.95
RSUs canceled, forfeited or expired	(2,361)	18.74	—	—	—	—
RSUs outstanding at end of period	183,922	$19.47	166,682	$20.14	29,688	17.35

Vested RSUs	56,681	$19.93	5,425	$16.47	1,037	16.53
Unvested RSUs	127,241	$19.26	161,257	$20.26	28,651	17.38

Restricted common stock awards outstanding at beginning of period	38,468	$19.69	18,336	$18.20	—	—
Restricted common stock granted	6,748	22.22	28,160	20.25	20,000	18.20
Restricted common stock forfeited	—	—	—	—	—	—
Restricted common stock vested	(17,176)	19.58	(8,028)	18.24	(1,664)	18.20
Restricted common stock outstanding at end of period	28,040	$20.37	38,468	$19.69	18,336	18.20

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 15 - Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from our inception in July 2011 through December 31, 2013:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
December 14, 2012	December 31, 2012	January 31, 2013	$1.05
September 14, 2012	September 28, 2012	October 31, 2012	$0.85
June 12, 2012	June 29, 2012	July 31, 2012	$0.75
March 6, 2012	March 31, 2012	April 30, 2012	$0.75
December 15, 2011	December 31, 2011	January 12, 2012	$0.30
(b) Common Stock
The following table presents information with respect to shares of our common stock issued through our IPO during 2011 and our public offerings of common stock during the years ended December 31, 2013 and December 31, 2012:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600
April 20, 2012(1)	13,900,000	$18.00	$250,200
July 27, 2011(2)(3)	10,000,000	$20.00	$200,000

(1)	We raised net equity capital of $249,490 after offering costs of $710.

(2)
Reflects shares issued pursuant to our IPO, pursuant to which we raised equity capital of $198,061 after expenses of $1,939. Our Manager paid $8,000 of underwriting discounts and commissions related to our IPO.

(3)	Private Placement of common stock.
In connection with our IPO, we completed a private placement, through which we sold 250,000 shares of our common stock to certain affiliates and personnel of Apollo at a price of $20.00 per share, and received gross proceeds of $5,000.
(c) Public Offering of Preferred Stock
On September 20, 2012, we completed a public offering of 6,900,000 shares of 8.0% Series A Preferred Stock (or, Preferred Stock) at the price of $25.00 per share for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by us of $5,928. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the Securities and Exchange Commission (or, SEC) on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are distinguished as equity instruments.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Supplementary designating the Preferred Stock, or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At December 31, 2013, we had $405,460 available under this shelf registration statement.
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
(f) Stock Repurchase Program
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

Note 16 - Earnings per Common Share
The following table presents basic and diluted net earnings per share of common stock using the two-class method for the years ended December 31, 2013 and December 31, 2012 and for the period from July 27, 2011 through December 31, 2011:

	Year Ended
	December 31, 2013	December 31, 2012	For the Period From July 27, 2011 through December 31, 2011
Numerator:
Net income/(loss)	$(47,211)	$172,756	$4,472
Less:
Dividends declared on Preferred Stock	13,800	5,022	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	405	611	21
Net income/(loss) allocable to common stockholders - basic and diluted	$(61,416)	$167,123	$4,451
Denominator:
Weighted average common shares outstanding for basic and diluted earnings per share(1)	30,443,620	19,984,233	10,270,910
Earnings/(loss) per common share - basic and diluted	$(2.02)	$8.36	$0.43

(1)
For the year ended December 31, 2013, we had an aggregate of 166,705 RSUs and 36,672 shares of restricted stock which were not included in the calculation of earnings per common share, as their inclusion would have been anti dilutive. These instruments may have a dilutive impact on future EPS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 17 - Summarized Quarterly Results (Unaudited)

	For the 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$38,247	$41,329	$34,416	$40,721
Interest expense	(6,217)	(7,237)	(6,789)	(7,359)
Net interest income	32,030	34,092	27,627	33,362
Other income/(loss):
Realized gain/(loss) on sale of RMBS, net	15,795	(47,508)	(16,596)	(18,541)
Unrealized gain/(loss) on RMBS, net	(33,048)	(134,822)	28,143	(7,648)
Unrealized gain/(loss) on securitized debt	(872)	887	(428)	(541)
Unrealized gain/(loss) on securitized mortgage loans	2,848	(3,473)	537	4,038
Unrealized gain on other investment securities	—	—	116	219
Gain/(loss) on derivative instruments	(5,798)	83,369	(21,687)	3,692
Interest income on cash balances	25	43	4	4
Other income/(loss), net	(21,050)	(101,504)	(9,911)	(18,777)
Operating expenses:
General and administrative	(2,851)	(2,434)	(3,089)	(3,127)
Management fee - related party	(2,789)	(2,921)	(2,941)	(2,928)
Total operating expenses	(5,640)	(5,355)	(6,030)	(6,055)
Net income/(loss)	$5,340	$(72,767)	$11,686	$8,530
Preferred Stock dividend declared	(3,450)	(3,450)	(3,450)	(3,450)
Net income/(loss) allocable to common stock and participating securities(1)	$1,890	$(76,217)	$8,236	$5,080
Earnings/(loss) per common share - basic and diluted	$0.07	$(2.39)	$0.25	$0.16
Dividends declared per share of common stock	$0.70	$0.70	$0.40	$0.40

	For the 2012 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$12,363	$21,990	$26,438	$33,578
Interest expense	(1,361)	(2,871)	(4,289)	(6,110)
Net interest income	11,002	19,119	22,149	27,468
Other income:
Realized gain on sale of RMBS, net	6,769	11,614	13,861	7,573
Unrealized gain on RMBS, net	5,950	14,598	54,913	24,941
Gain/(loss) on derivative instruments	(1,318)	(15,515)	(16,653)	821
Interest income on cash balances	2	7	16	23
Other income, net	11,403	10,704	52,137	33,358
Operating expenses:
General and administrative	(1,488)	(1,865)	(1,858)	(2,569)
Management fee - related party	(797)	(1,558)	(2,031)	(2,418)
Total operating expenses	(2,285)	(3,423)	(3,889)	(4,987)
Net income	$20,120	$26,400	$70,397	$55,839
Preferred Stock dividend declared	—	—	—	(5,022)
Net income allocable to common stock and participating securities	$20,120	$26,400	$70,397	$50,817
Earnings per common share - basic and diluted	$1.95	$1.24	$2.91	$2.09
Dividends declared per share of common stock	$0.75	$0.75	$0.85	$1.05

(1)	Losses are not allocable to participating securities.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (or, CEO) and Chief Financial Officer (or, CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (1992).”
Based on its assessment and those criteria, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent auditors, Deloitte & Touche LLP audited our internal controls over financial reporting as of December 31, 2013. Their report dated February 20, 2014, which is included under ITEM 8, expressed an unqualified opinion on our internal control over financial reporting.
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

ITEM 9B.	Other Information
Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2013, we were not involved in any legal proceedings.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (or, ITRA) added a new subsection (r) to section 13 of the Exchange Act, requiring an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We have been advised that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (or, CEVA). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. Because of the relationship with the Manager, which is an indirect subsidiary and is considered to be an affiliate of Apollo, we may be considered to be an affiliate of CEVA since CEVA and we may be deemed to be under the common control of Apollo. However, this disclosure is not meant to be an admission that such common control exists. As a result, it appears that we are required to provide the disclosures set forth below pursuant to Section 219 of ITRA and Section 13(r) of the Exchange Act.
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us, our management or the Manager. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below. (Amounts presented below are in U.S. dollars and cents.)
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about June 19, 2014 (or, Proxy Statement), to be filed with the SEC within 120 days after December 31, 2013.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 11.	Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

ITEM 14.	Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
Documents filed as part of the report
The following documents are filed as part of this annual report on Form 10-K:
(1)Financial Statements:
The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in this annual report on Form 10-K and are incorporated herein by reference. See ITEM 8, filed herewith, for a list of financial statements.
(2)Financial Statement Schedules:
All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to ITEM 8 of this annual report on Form 10-K.
(3)Exhibits Files:

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date:	February 20, 2014	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 20, 2014	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer,
(principal executive officer)

Date:	February 20, 2014	By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

Date:	February 20, 2014	By:	/s/ Frederick N. Khedouri
Frederick N. Khedouri
Director

Date:	February 20, 2014	By:	/s/ Marc E. Becker
Marc E. Becker
Director

Date:	February 20, 2014	By:	/s/ Mark C. Biderman
Mark C. Biderman
Director

Date:	February 20, 2014	By:	/s/ Thomas D. Christopoul
Thomas D. Christopoul
Director

Date:	February 20, 2014	By:	/s/ Frederick J. Kleisner
Frederick J. Kleisner
Director

Date:	February 20, 2014	By:	/s/ Justin Stevens
Justin Stevens
Director

Date:	February 20, 2014	By:	/s/ Hope S. Taitz
Hope S. Taitz
Director