Form 10-Q
period 2014-03-31
Apollo Residential Mortgage, Inc.
filed 2014-05-07
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of May 5, 2014, there were 32,051,303 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash	$110,671	$127,959
Restricted cash	38,038	67,458
Residential mortgage-backed securities, at fair value (of which $3,118,497 and $3,317,060 pledged as collateral, respectively)	3,393,212	3,503,326
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	110,307	110,984
Other investment securities, at fair value (of which $12,290 and $11,515 pledged as collateral, respectively)	12,290	11,515
Investment related receivable (of which $108,064 and $21,959 pledged as collateral, respectively)	108,165	24,887
Interest receivable	9,576	10,396
Deferred financing costs, net	920	882
Derivative instruments, at fair value	33,079	53,315
Other assets	3,964	854
Total Assets	$3,820,222	$3,911,576

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$2,859,344	$3,034,058
Non-recourse securitized debt, at fair value	41,226	43,354
Investment related payable	95,288	—
Obligation to return cash held as collateral	20,667	38,654
Accrued interest payable	6,935	8,708
Derivative instruments, at fair value	4,984	4,610
Payable to related party	4,501	5,444
Dividends payable	16,266	16,812
Accounts payable and accrued expenses	1,405	2,335
Total Liabilities	3,050,616	3,153,975

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,040,533 and 32,038,970 shares issued and outstanding, respectively	320	320
Additional paid-in capital	792,469	792,010
Accumulated deficit	(23,252)	(34,798)
Total Stockholders’ Equity	769,606	757,601
Total Liabilities and Stockholders’ Equity	$3,820,222	$3,911,576

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended March 31,
	2014	2013
Interest income:
Residential mortgage-backed securities	$35,825	$36,914
Securitized mortgage loans	2,246	1,333
Other	109	—
Total interest income	38,180	38,247
Interest expense:
Repurchase agreements	(6,826)	(5,907)
Securitized debt	(442)	(310)
Total interest expense	(7,268)	(6,217)

Net interest income	30,912	32,030

Other income/(loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(11,810)	15,795
Unrealized gain/(loss) on residential mortgage-backed securities, net	50,647	(33,048)
Unrealized gain/(loss) on securitized debt	10	(872)
Unrealized gain on securitized mortgage loans, net	1,054	2,848
Unrealized gain on other investment securities	122	—
Loss on derivative instruments, net (includes ($18,718), and $1,659 of unrealized (losses)/gains, respectively)	(37,190)	(5,798)
Other, net	18	25
Other income/(loss), net	2,851	(21,050)

Operating expenses:
General and administrative (includes ($459) and ($399) of non-cash stock based compensation, respectively)	(3,095)	(2,851)
Management fee – related party	(2,786)	(2,789)
Total operating expenses	(5,881)	(5,640)

Net income	$27,882	$5,340
Preferred stock dividends declared	(3,450)	(3,450)
Net income allocable to common stock and participating securities	$24,432	$1,890

Earnings per common share - basic and diluted	$0.76	$0.07

Dividends declared per share of common stock	$0.40	$0.70

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601
Settlement of vested restricted stock units in common stock	—	—	1,563	—	—	—	—
Equity based compensation expense	—	—		—	459	—	459
Net income	—	—	—	—	—	27,882	27,882
Dividends declared on preferred stock	—	—	—	—	—	(3,450)	(3,450)
Dividends declared on common stock	—	—	—	—	—	(12,886)	(12,886)
Balance at March 31, 2014	6,900,000	$69	32,040,533	$320	$792,469	$(23,252)	$769,606

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$27,882	$5,340
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(5,553)	1,167
Amortization of deferred financing costs	84	104
Equity based compensation expense	459	399
Unrealized (gain)/loss on mortgage-backed securities, net	(50,647)	33,048
Unrealized (gain) on securitized mortgage loans, net	(1,054)	(2,848)
Unrealized loss on derivative instruments, net	18,718	1,659
Unrealized (gain)/loss on securitized debt	(10)	872
Unrealized (gain) on other investment securities	(122)	—
Realized (gain) on sales of mortgage-backed securities	(2,767)	(15,995)
Realized loss on sales of mortgage-backed securities	14,577	200
Realized loss on derivative instruments	13,683	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	838	(3,451)
(Increase) in other assets	(18)	(43)
Decrease in accrued interest payable	(1,773)	(726)
Decrease in accounts payable and accrued expenses	(910)	(23)
Decrease in payable to related party	(1,081)	(587)
Net cash provided by operating activities	12,306	19,116

Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(185,668)	$(1,408,542)
Proceeds from sales of mortgage-backed securities	287,523	559,469
Purchases of mortgage loans, simultaneously securitized	—	(113,038)
Purchase of other investment securities	(953)	—
Warehouse line advances and other	(3,016)	—
Increase in restricted cash related to investing activities	(4,616)	(3,507)
Decrease in cash collateral held related to investing activities	(17,987)	—
Principal payments received on mortgage-backed securities	64,679	90,400
Principal payments received on securitized mortgage loans	1,499	997
Principal payments received on other investment securities	301	—
Payments made in termination of derivative instruments	(6,424)	—
Purchase of interest rate Swaptions	(5,367)	(1,630)
Net cash provided/(used) in investing activities	129,971	(875,851)

Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$3,132,738	$6,509,337
Repayments of repurchase agreement borrowings	(3,307,452)	(5,820,432)
(Increase)/decrease in restricted cash related to financing activities	34,036	(696)
Proceeds from issuance of securitized debt	—	50,375
Principal payments on securitized debt	(2,118)	(1,395)
Payments made for securitization/deferred financing costs	—	(307)
Dividends paid on preferred stock	(3,450)	(5,022)
Proceeds from issuance of preferred stock	—	—
Dividends paid on common stock and dividend equivalent rights	(13,291)	(25,493)
Proceeds from issuance of common stock	—	172,040
Payment of costs to issue preferred and common stock	—	(361)
Deferred financing paid	(28)	—
Net cash provided/(used) by financing activities	(159,565)	878,046
Net increase/(decrease) in cash	(17,288)	21,311
Cash at beginning of period	127,959	149,576
Cash at end of period	$110,671	$170,887
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)
(Continued.)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$8,714	$7,600

Supplemental disclosure of non-cash investing/financing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$12,878	$26,183
Dividends and dividend equivalent rights declared, not yet paid	$16,407	$26,145
Payable for issuance of preferred and common stock	$—	$561
Deferred financing costs not yet paid	$—	$326

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)
References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by an Agency while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “ARMs” refer to adjustable rate mortgages; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter generally adjust annually based on an increment over a specified interest rate index; “Agency IOs” and “Agency Inverse IOs” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; “TBA Long Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “TBA Short Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; and “REO” refers to real estate owned.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. Through March 31, 2014, our asset portfolio consisted of Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and, to a lesser extent, securitized mortgage loans, other investment securities and a warehouse line receivable. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
Note 2 – Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
The interim unaudited consolidated financial statements include our accounts and those of our consolidated subsidiaries and a VIE in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. We currently operate as one business segment.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (or, the SEC) on February 21, 2014. Our results of operations for the quarterly period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At March 31, 2014 and December 31, 2013, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits.

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

(e)	Residential Mortgage-Backed Securities, Securitized Mortgage Loans, Other Investment Securities and Non-Recourse Securitized Debt
Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IOs and Agency Inverse IOs representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
Balance Sheet Presentation
Our RMBS purchases and sales are recorded on the trade date. Our RMBS pledged as collateral against borrowings under repurchase agreements are included in “residential mortgage-backed securities” on our consolidated balance sheet, with the fair value of securities pledged disclosed parenthetically.
The aggregate fair value of the mortgage loans that we securitized are presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.” Such assets can be used only to settle obligations of the consolidated VIE. (See Notes 5 and 13.)
Determination of Accounting Policy
For purposes of determining the applicable accounting policy with respect to our investment securities, we review credit ratings available from each of the three major credit rating agencies (i.e., Moody’s Investors Services, Inc., Standard & Poor’s Ratings Services and Fitch, Inc.) for each investment security at the time of purchase and apply the lowest rating.
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
Determination of Fair Value
To determine the fair value of our investment securities, TBA Contracts and non-recourse securitized debt, we obtain third-party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes obtained, we compare such quotes to valuations received from a third-party pricing service.
We estimate the fair value of our securitized mortgage loans based upon an estimated price that would be received for the mortgage loans if sold into a securitization, which was considered to be the most advantageous market for such assets for the periods presented. To value our securitized mortgage loans, we estimate the cash flows for the securitized mortgage loans using observable inputs, such as loan balances, loan interest rates and loan payment status as well as certain unobservable inputs, such as estimated future prepayment speeds, default rates and loss severities, which inputs are significant in arriving at the estimate of cash flows. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be categorized as Level III in the fair value hierarchy.
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
Securitized Mortgage Loans: We have elected the fair value option for our securitized mortgage loans. As such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including OTTI, if any. Our securitized mortgage loans had evidence of deterioration of credit quality at the time of acquisition. We analyze our securitized mortgage loan pool at least quarterly to assess the actual performance compared to the expected performance. If the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the previous yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the securitized mortgage loans that is recorded in earnings) in an amount such that the yield will remain unchanged. If cash flow estimates on our securitized mortgage loans increase subsequent to recording an OTTI, we will reverse previously recognized OTTI(s) before any increase to the yield is made. (See Note 5.)
Other Investment Securities
At March 31, 2014, our other investment securities were comprised of investments in Freddie Mac’s Structured Agency Credit Risk debt notes (or, STACR Notes). The STACR Notes represent unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes are included in “other investment securities, at fair value” on our consolidated balance sheet. Interest income on the STACR Notes is included in “interest income on other investment securities” and changes in the estimated fair value of the security are included in “unrealized gain on other investment securities” on our consolidated statements of operations.

(f)	Interest Income Recognition
Investment Securities
Interest income on Agency pass-through RMBS and other investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For pass-through Agency RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on pass-through Agency RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
For Agency IOs and Agency Inverse IOs, income is accrued based on the amortized cost and the effective yield. Cash received on Agency IOs and Agency Inverse IOs is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
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
Securitized Mortgage Loans
Application of the interest method of accounting for our pool of securitized mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for the pool of mortgages. To the extent the actual performance of the pool is better than last expected; the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of the mortgage pool. However, if the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the original or the last calculated yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the securitized mortgage loans that is recorded in earnings) such that the yield will remain unchanged. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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
Mortgage Loan Securitization
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
Basic earnings per share (or, EPS) is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. (See Note 16.)

(j)	Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and TBA Contracts, as part of our interest rate risk management. We view our derivative instruments as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and/or the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in our consolidated statements of operations in the line item “Loss on derivative instruments, net.”
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS by a specified issuer and for a specified face amount, coupon and stated maturity, at a predetermined price on the date stated in the contract. The particular Agency RMBS (i.e., Committee on Uniform Securities Identification Procedures, or CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which applies: (i) when there is no other way to purchase or sell that security; (ii) if delivery of that security and settlement will occur within the shortest period possible for that type of security; and (iii) if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in our consolidated statements of operations in the line item “Loss on derivative instruments, net.”

(k)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2014, none of our repurchase agreements had been accounted for as components of linked transactions. With the exception of securities obtained in connection with our

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

securitization that were eliminated in consolidation, through March 31, 2014 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(l)	Share-based Payments
We account for share-based awards granted to our independent directors, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to RSUs issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We measure the fair value of our RSUs using the price of our common stock and other measurement assumptions, including implied volatility and discount rates. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

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
We have elected to treat one wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and is subject to U.S. Federal, state and local income tax at regular corporate tax rates. The TRS was established in connection with the purchase of the pool of residential mortgage loans in February 2013 and the securitization transaction as discussed in Notes 5 and 13.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for the years 2011 through 2013. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.

(n)	Recent Accounting Pronouncements
Accounting Standards Adopted
In June 2013, the Financial Accounting Standards Board (or, FASB) issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013 and earlier application is prohibited. Given that this new guidance does not apply to REITs and is not intended to change current practice for real estate entities, its adoption on January 1, 2014 did not impact our consolidated financial statements.
In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or when a tax credit carry forward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g., an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists at the reporting date. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not impact our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
In January 2014, the FASB issued guidance in order to help determine when a creditor should derecognize a loan receivable and recognize the real estate property by clarifying when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. The guidance is effective for public business entities for fiscal years beginning after December 15, 2014. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.
Note 3 – Fair Value of Financial Instruments
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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, securitized debt and other investment securities, we obtain third-party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, our Manager obtains and compares the broker quotes to valuations received from a third-party pricing service and reviews the range of quotes received for outliers, compares quotes to recent market activity observed for similar securities and reviews significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, our other investment securities and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and other investment securities as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS and securitized debt are categorized as Level III.
(c) Securitized Mortgage Loans
The fair value of our securitized mortgage loans is based upon an estimated exit price in the securitization market, as that was determined to be the most advantageous market for such assets for the periods presented. As part of the valuation process, we estimated cash flows for the securitized mortgage loans using observable inputs, such as loan balances and loan interest rates. In addition, we used certain unobservable inputs, which are significant in arriving at the estimate of fair value, such as prepayment speeds, default rates and loss severities. We then determined where our mortgage pool would price on a securitized basis at the time of valuation. Given the significance of unobservable inputs in arriving at the fair value of our securitized mortgage loans, we consider such valuations to be Level III.
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
(e) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of March 31, 2014 and December 31, 2013 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at March 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,094,671	$1,298,541	$3,393,212
Securitized mortgage loans	—	—	110,307	110,307
Other investment securities	—	12,290	—	12,290
Swaps/Swaptions		33,079	—	33,079
Total	$—	$2,140,040	$1,408,848	$3,548,888
Liabilities:
Swaps	$—	$4,984	$—	$4,984
Non-recourse securitized debt	—	—	41,226	41,226
Total	$—	$4,984	$41,226	$46,210

	Estimated Fair Value at December 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,290,537	$1,212,789	$3,503,326
Securitized mortgage loans	—	—	110,984	110,984
Other investment securities	—	—	11,515	11,515
TBA Short Contracts	—	750	—	750
Swaps/Swaptions	—	52,565	—	52,565
Total	$—	$2,343,852	$1,335,288	$3,679,140
Liabilities:
Swaps	$—	$4,610	$—	$4,610
Non-recourse securitized debt	—	—	43,354	43,354
Total	$—	$4,610	$43,354	$47,964

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(f) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, securitized mortgage loans, other investment securities and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$1,212,789	$605,197
Purchases	97,592	45,014
Sales	(6,567)	(57,988)
Principal repayments	(28,119)	(23,415)
Realized gains, net	2,136	8,288
Unrealized gains, net (1)	6,470	10,950
Discount accretion	14,240	7,792
Ending balance	$1,298,541	$595,838

(1)	Includes unrealized losses that have been classified as OTTI of $1,171 and $304 for the three months ended March 31, 2014 and March 31, 2013, respectively.
The following table presents a summary of the changes in the fair value of our securitized mortgage loans for the periods presented:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$110,984	$—
Purchases	—	113,038
Principal repayments	(1,499)	(997)
Unrealized gain during the period, net (1)	1,054	2,848
Discount accretion and other adjustments	(41)	(8)
Transfer to REO	(191)	—
Ending balance	$110,307	$114,881

(1)	Amount is net of loss recognized as OTTI of $2,185 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.
During the three months ended March 31, 2014, we transferred our other investment securities from Level III to Level II of the fair value hierarchy. These securities, comprised of STACR Notes, were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.
The following table presents a summary of the changes in the fair value of our Level III other investment securities for the three months ended March 31, 2014:

Three Months Ended March 31, 2014 (1)
Beginning balance	$11,515
Transfer out of Level III fair values	(11,515)
Ending balance	$—

(1)	We did not have any securities included in “other investment securities” prior to July 2013.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the fair value of our securitized debt for the periods presented:

	Three Months Ended March 31,
	2014	2013
Beginning balance	$43,354	$—
Debt issued during the period	—	50,375
Principal paid	(2,118)	(1,395)
Unrealized gain/(loss)	(10)	872
Ending balance	$41,226	$49,852
The following table presents key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at March 31, 2014:

Assumption	Weighted Average	Range
Default rate	5.81%	—%	to	12.29%
Loss severity	51.82%	—%	to	73.89%
Voluntary prepayments	1.23%	—%	to	1.49%
Discount rate	7.61%	2.82%	to	15.00%
(g) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$108,165	$108,165	$24,887	$24,887
Warehouse line receivable (1) (2)	$3,017	$3,017	$—	$—
Financial liabilities:
Repurchase agreements	$2,859,344	$2,859,530	$3,034,058	$3,034,230
Investment related payable (1)	$95,288	$95,288	$—	$—

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	Warehouse line receivable is included as a component of “other assets” on our consolidated balance sheet.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 74 days and 42 days at March 31, 2014 and December 31, 2013, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities and Other Investment Securities
(a) RMBS
The following table presents certain information about our RMBS portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Principal Balance	Unamortized Premium/ (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Weighted Average Yield (3)
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$182,911	$11,694	$194,605	$184,027	$—	$(10,578)	3.50%	2.54%
4.0% Coupon	1,406,999	103,328	1,510,327	1,461,460	732	(49,599)	4.00%	2.89%
4.5% Coupon	311,011	23,455	334,466	333,498	70	(1,038)	4.50%	3.19%
	1,900,921	138,477	2,039,398	1,978,985	802	(61,215)	4.03%	2.91%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	51,592	1,382	52,974	53,016	42	—	3.00%	2.49%
Agency IOs (4)	—	—	44,014	47,959	4,599	(654)	3.95%	5.69%
Agency Inverse IOs (4)	—	—	15,200	14,711	—	(489)	5.99%	15.73%
Total Agency	1,952,513	139,859	2,151,586	2,094,671	5,443	(62,358)	4.05%	3.05%
Non-Agency RMBS	1,506,579	(293,288)	1,213,291	1,298,541	89,517	(4,267)	1.27%	6.89%
Total RMBS	$3,459,092	$(153,429)	$3,364,877	$3,393,212	$94,960	$(66,625)	2.99%	4.43%

	December 31, 2013
Agency RMBS - 30-Year Mortgages:
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)	4.12%	1.06%
3.5% Coupon	303,026	19,925	322,951	301,068	—	(21,883)	3.50%	2.54%
4.0% Coupon	1,558,943	120,636	1,679,579	1,602,080	—	(77,499)	4.00%	2.84%
4.5% & 5.0% Coupons	235,127	18,266	253,393	250,136	—	(3,257)	4.52%	3.18%
	2,108,715	159,609	2,268,324	2,165,623	—	(102,701)	3.99%	2.82%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)	3.00%	2.50%
Agency IOs (4)	—	—	41,521	44,425	3,254	(350)	3.95%	1.58%
Agency Inverse IOs (4)	—	—	27,673	26,778	50	(945)	6.16%	15.16%
Total Agency	2,161,414	161,022	2,391,630	2,290,537	3,304	(104,397)	4.08%	2.94%
Non-Agency RMBS	1,438,007	(302,827)	1,135,180	1,212,789	81,876	(4,267)	1.24%	6.73%
Total RMBS	$3,599,421	$(141,805)	$3,526,810	$3,503,326	$85,180	$(108,664)	3.09%	4.16%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $95,188 at March 31, 2014 with an estimated fair value of $95,145; we had no unsettled purchases at December 31, 2013.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(f).

(2)	Amortized cost is reduced by unrealized losses that are classified as OTTI. We recognized OTTI of $1,171 and $2,937 for the three months ended March 31, 2014 and 2013, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IOs and Agency Inverse IOs have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At March 31, 2014 and December 31, 2013, our Agency IOs had a notional balance of $434,342 and $410,187, respectively, and our Agency Inverse IOs had a notional balance of $69,421 and $145,650, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present certain information about our pass-through Agency RMBS by issuing Agency at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Principal Balance	Unamortized Premium/ (Discount)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses
Fannie Mae
3.5% Coupon	$112,622	$7,425	$120,047	$113,376	$—	$(6,670)
4.0% Coupon	644,581	51,275	695,856	671,314	81	(24,623)
4.5% Coupon	296,358	22,437	318,795	317,824	67	(1,038)
	1,053,561	81,137	1,134,698	1,102,514	148	(32,331)
Freddie Mac
3.0% Coupon	51,592	1,382	52,974	53,016	42	—
3.5% Coupon	70,289	4,269	74,558	70,651	—	(3,907)
4.0% Coupon	762,418	52,053	814,471	790,146	651	(24,977)
4.5% Coupon	14,653	1,018	15,671	15,674	3	—
	898,952	58,722	957,674	929,487	696	(28,884)
Total Agency pass-through RMBS	$1,952,513	$139,859	$2,092,372	$2,032,001	$844	$(61,215)

	December 31, 2013
	Principal Balance	Unamortized Premium/ (Discount)	Amortized Cost	Estimated Fair Value	Unrealized Gain	Unrealized Losses
Fannie Mae
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)
3.5% Coupon	195,625	12,982	208,607	194,518	—	(14,089)
4.0% Coupon	867,103	70,437	937,540	894,009	—	(43,531)
4.5% Coupon	210,356	16,301	226,657	223,536	—	(3,121)
	1,284,703	100,502	1,385,205	1,324,402	—	(60,803)
Freddie Mac
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)
3.5% Coupon	107,402	6,943	114,345	106,551	—	(7,794)
4.0% Coupon	691,838	50,199	742,037	708,069	—	(33,968)
4.5% & 5.0% Coupons	24,772	1,965	26,737	26,601	—	(136)
	876,711	60,520	937,231	894,932	—	(42,299)
Total Agency pass-through RMBS	$2,161,414	$161,022	$2,322,436	$2,219,334	$—	$(103,102)
(b) Unrealized Loss Positions on Investment Securities
The following table presents information about our investment securities that were in an unrealized loss position at March 31, 2014:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency pass-through RMBS	$1,426,729	$(39,161)	44	$372,984	$(22,054)	6
Agency IOs	13,293	(654)	3	—	—	—
Agency Inverse IOs	13,618	(419)	3	1,093	(70)	1
Total Agency RMBS	1,453,640	(40,234)	50	374,077	(22,124)	7
Non-Agency RMBS	238,486	(4,221)	51	1,110	(46)	1
Total RMBS	$1,692,126	$(44,455)	101	$375,187	$(22,170)	8

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended March 31, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
Agency RMBS	$25,807	$(8,648)	$17,159
Non-Agency RMBS	4,427	14,239	18,666
Total	$30,234	$5,591	$35,825

	Three Months Ended March 31, 2013
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
Agency RMBS	$35,804	$(8,951)	$26,853
Non-Agency RMBS	2,269	7,792	10,061
Total	$38,073	$(1,159)	$36,914
(d) Realized and Unrealized Gains and Losses on RMBS
The following tables present components of net realized gains/(losses) and the change in net unrealized gains/(losses) on our RMBS portfolio for the periods presented:

	Three Months Ended March 31, 2014
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency pass-throughs - fixed rate	$(14,299)	$42,668
Agency IOs	—	1,041
Agency Inverse IOs	412	406
Agency ARMs	(59)	62
Non-Agency	2,136	6,470
Total	$(11,810)	$50,647

	Three Months Ended March 31, 2013
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency pass-throughs - fixed rate	$7,354	$(41,589)
Agency IOs	60	(141)
Agency Inverse IOs	93	(2,269)
Non-Agency	8,288	10,951
Total	$15,795	$(33,048)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at March 31, 2014 and December 31, 2013:

Contractual Maturities of RMBS (1)	March 31, 2014	December 31, 2013
> 10 years up to and including 20 years	$265,256	$189,243
> 20 years up to and including 30 years	3,026,940	2,861,028
> 30 years	101,016	453,055
Total	$3,393,212	$3,503,326

(1)
Actual maturities of RMBS are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages.

(f) Components of Discount on non-Agency RMBS
The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended March 31, 2014
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(109,299)	$(193,647)
Accretion of discount	—	14,222
Realized credit losses	1,180	—
Purchases	(2,039)	(7,942)
Sales and other	6,513	(1,257)
OTTI recognized in earnings	(1,171)	—
Transfers/release of credit reserve	17,805	(17,805)
Balance at end of period	$(87,011)	$(206,429)

(1)
At March 31, 2014, our non-Agency RMBS had gross discounts of $293,440, which included credit discounts of $76,620 and OTTI of $10,391. At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219.

(g) Other Investment Securities
To date, our other investment securities have been comprised of STACR Notes. STACR Notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes pay interest monthly at a rate of one-month London Interbank Offer Rate (or, LIBOR) plus 3.4%. We recognized interest income of $101 on our STACR Notes for the three months ended March 31, 2014. At March 31, 2014, our STACR Notes had a coupon rate of 3.56%, an amortized cost of $11,833 and an estimated fair value of $12,290.
Note 5 – Securitized Mortgage Loans
In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038, which we simultaneously securitized. At March 31, 2014, our securitized mortgage loans were carried at their fair value of $110,307, comprised of an amortized cost of $103,124 and unrealized gains of $7,183. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts plus accretion of discount and OTTI recognized. Our securitized mortgage loan pool at March 31, 2014 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. We appointed the servicer who is responsible for servicing our securitized mortgage loans, which servicer may, over time, modify certain provisions of the loans in order to mitigate losses. (See Note 13.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of securitized mortgage loans held for investment for the periods presented:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Balance beginning of period	$110,984	$—
Purchases during the period	—	113,038
Principal repayments	(1,499)	(997)
Discount accretion and other adjustments	(41)	(8)
Unrealized gain during the period, net (1)	1,054	2,848
Transfer to REO	(191)	—
Balance at end of period	$110,307	$114,881

(1)	Amount is net of loss recognized as OTTI of $2,185 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.
The following table presents the five largest U.S. states represented in our securitized mortgage loans at March 31, 2014 based on principal balance:

Property Location	State Concentration	Principal Balance
California	21.3%	$31,191
Florida	14.0	20,555
Maryland	12.0	17,555
Texas	7.6	11,109
New Jersey	7.1	10,471
Other	38.0	55,813
Total	100%	$146,694
Note 6 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at March 31, 2014 and December 31, 2013:

Investment Category	March 31, 2014	December 31, 2013
Agency RMBS - Fannie Mae	$3,707	$4,537
Agency RMBS - Freddie Mac	4,446	4,274
Non-Agency RMBS	662	902
Total RMBS interest receivable	8,815	9,713
Securitized mortgage loans	745	676
Other investment securities	8	7
Warehouse line receivable	8	—
Total interest receivable	$9,576	$10,396
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Unsettled sales of Agency RMBS	$108,165	$21,978
Principal payments due from broker for non-Agency RMBS	—	2,909
Total investment related receivables	$108,165	$24,887

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 7 – Borrowings Under Repurchase Agreements
As of March 31, 2014, we had master repurchase agreements with 24 counterparties (one of which became accessible to us on May 1, 2014) and had outstanding borrowings of $2,859,344 with 17 counterparties. At March 31, 2014 and December 31, 2013, we had approximately $920 and $882, respectively, of deferred financing costs, net of amortization, included in “deferred financing costs, net” on our consolidated balance sheet.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 18 months. The following table presents certain characteristics of our repurchase agreements at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,861,066	0.37%	27	$2,082,447	0.42%	19
Non-Agency RMBS (1)	987,675	2.08	162	942,091	2.00	94
Other investment securities	10,603	1.83	115	9,520	1.74	24
Total	$2,859,344	0.97%	74	$3,034,058	0.91%	42

(1)
Includes $28,234 of repurchase borrowings collateralized by non-Agency RMBS of $47,614 that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following table presents repricing information about our borrowings under repurchase agreements, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
30 days or less	$1,651,237	0.73%	$2,349,800	0.83%
> 30 days up to and including 60 days	475,534	0.46	534,487	0.95
> 60 days up to and including 90 days	35,841	2.10	55,950	2.06
> 90 days up to and including 120 days	320,497	1.16	13,406	2.05
> 120 days up to and including 360 days	376,235	2.36	74,682	2.21
> 360 days	—	—	5,733	2.59
Total	$2,859,344	0.97%	$3,034,058	0.91%
The following table presents the contractual maturity of our repurchase agreements at March 31, 2014:

Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate
30 days or less	$1,467,051	0.52%
> 30 days up to and including 60 days	475,534	0.46
> 60 days up to and including 90 days	35,841	2.10
> 90 days up to and including 120 days	320,496	1.16
> 120 days up to and including 360 days	560,422	2.38
Total	$2,859,344	0.97%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 8 – Collateral Positions
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$7,166	$20,667	$2,550	$38,654
Repurchase agreement borrowings:
Agency RMBS (2)	1,931,664	—	2,125,767	—
Non-Agency RMBS (3)	1,338,422	—	1,256,250	—
Other investment securities	12,290	—	11,515	—
Restricted cash	30,872	—	64,908	—
	3,313,248	—	3,458,440	—
Clearing margin:
Agency RMBS	4,089	—	4,059	—
Total	$3,324,503	$20,667	$3,465,049	$38,654

(1)
Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and therefore is included in cash with a corresponding liability on our consolidated balance sheet.

(2)	Includes Agency RMBS of $108,064 that were sold but unsettled at March 31, 2014.

(3)
Includes non-Agency RMBS of $47,614 and $47,057 that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction at March 31, 2014 and December 31, 2013, respectively.

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$1,931,664	$1,995,801	$6,150	$1,937,814
Non-Agency RMBS (2)	1,338,422	1,251,257	778	1,339,200
Other investment securities	12,290	11,833	8	12,298
Cash	30,872	—	—	30,872
	3,313,248	3,258,891	6,936	3,320,184
Cash pledged for derivatives	7,166	—	—	7,166
Agency RMBS pledged for clearing margin	4,089	4,303	12	4,101
Total	$3,324,503	$3,263,194	$6,948	$3,331,451
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(Continued.)

	December 31, 2013
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$2,125,767	$2,225,769	$6,850	$2,132,617
Non-Agency RMBS (3)	1,256,250	1,174,007	1,150	1,257,400
Other investment securities	11,515	11,180	7	11,522
Cash	64,908	—	—	64,908
	3,458,440	3,410,956	8,007	3,466,447
Cash pledged for Swaps and Swaptions	2,550	—	—	2,550
Agency RMBS pledged for clearing margin	4,059	4,331	12	4,071
Total	$3,465,049	$3,415,287	$8,019	$3,473,068

(1)	Includes Agency RMBS of $108,064 and $21,959 that were sold but unsettled at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes a non-Agency RMBS with a fair value of $47,614, an amortized cost of $45,794 and the associated interest receivable of $231, all of which were eliminated in consolidation with a VIE.

(3)	Includes a non-Agency RMBS with a fair value of $47,057, an amortized cost of $45,694 and the associated interest receivable of $231, all of which were eliminated in consolidation with a VIE.
In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. As a part of the securitization transaction, the most senior security created was sold to a third-party investor and as such, this senior security is presented on our consolidated balance sheet as “non-recourse securitized debt, at fair value.” The securitized mortgage loans held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. As such, the fair value of the securitized mortgage loans is effectively viewed as collateralizing the non-recourse securitized debt on our consolidated balance sheet at March 31, 2014. (See Note 13.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through March 31, 2014, we remained in compliance with all of our financial covenants. (See Note 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Offsetting Assets and Liabilities
All balances associated with the repurchase agreements and derivatives transactions are presented on a gross basis in our consolidated balance sheets. Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at March 31, 2014 and December 31, 2013:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
March 31, 2014
Swaps and Swaptions, at fair value	$33,079	$—	$33,079	$(2,657)	$(20,667)	$9,755
December 31, 2013
Swaps and Swaptions, at fair value	$52,565	$—	$52,565	$(2,643)	$(38,016)	$11,906
TBA Short Contracts, at fair value	750	—	750	—	(638)	112
	$53,315	$—	$53,315	$(2,643)	$(38,654)	$12,018
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
March 31, 2014
Swaps and Swaptions, at fair value	$4,984	$—	$4,984	$(2,657)	$(2,327)	$—
Repurchase agreements	2,859,344	—	2,859,344	(2,859,344)	—	—
	$2,864,328	$—	$2,864,328	$(2,862,001)	$(2,327)	$—
December 31, 2013
Swaps and Swaptions, at fair value	$4,610	$—	$4,610	$(2,643)	$(1,967)	$—
Repurchase agreements	3,034,058	—	3,034,058	(3,034,058)	—	—
	$3,038,668	$—	$3,038,668	$(3,036,701)	$(1,967)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at March 31, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,282,376 (which includes $47,614 of RMBS that are not included in our consolidated balance sheet, as such assets were eliminated in consolidation with a VIE and Agency RMBS of $108,064 that were sold but unsettled at March 31, 2014) and $3,393,532 at March 31, 2014 and December 31, 2013, respectively.

(4)
Total cash pledged against our Swaps was $7,166 and $2,550 at March 31, 2014 and December 31, 2013, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $30,872 and $64,908 at March 31, 2014 and December 31, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 10 – Derivative Instruments
We enter into derivative contracts, which through March 31, 2014 have from time to time been comprised of Swaps, Swaptions, and TBA Short Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
Pursuant to our Swaps, we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the Swap. The variable amount that we pay to our Swap counterparties is typically based on three-month LIBOR. We pay a premium to our Swaption counterparties to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
We had no TBA Contracts at March 31, 2014. At December 2013, we had four TBA Short Contracts with a weighted average sale price of 102.93% for $400,000 of 4.0% coupon, Fannie Mae 30-Year RMBS. These TBA Short Contracts settled in February 2014, resulting in a net realized loss of $7,156.
Information with respect to our derivative instruments as presented on our consolidated balance sheets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$29,585	$1,007,000	$40,135
Swaptions - assets	1,275,000	3,494	1,375,000	12,430
Swaps - (liabilities)	730,000	(4,984)	580,000	(4,610)
TBA Short Contracts - assets	—	—	400,000	750
Total Derivative Instruments	$2,962,000	$28,095	$3,362,000	$48,705
The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
Term to Maturity	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)
> One year up to and including three years	$160,000	1.39%	2.7	$110,000	1.38%	2.8
> Three years up to and including five years	949,000	1.00	3.4	999,000	1.02	3.7
> Five years	578,000	2.13	8.7	478,000	1.98	8.7
Total	$1,687,000	1.43%	5.2	$1,587,000	1.34%	5.1

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

At March 31, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.73%. The following table presents information about our Swaptions at March 31, 2014:

	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
3.00 - 3.25%	$252	3	$100,000	10.0
3.26 - 3.50%	133	2	275,000	10.0
3.51 - 3.75%	171	3	300,000	10.0
3.76 - 4.00%	2,915	9	500,000	10.0
4.01 - 4.41%	23	5	100,000	10.0
	$3,494	5	$1,275,000	10.0

The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended March 31,
Character of Loss on Derivative Instruments	2014	2013
Net interest payments/accruals on Swaps (1)	$(4,789)	$(4,139)
Losses on the termination of Swaptions, net (1)	(6,527)	—
Losses on settlement of TBA Short Contracts, net (1)	(7,156)	—
Change in fair value of Swaps (2)	(10,924)	(920)
Change in fair value of Swaptions (2)	(7,044)	(739)
Change in fair value of TBA Short Contracts (2)	(750)	—
Total	$(37,190)	$(5,798)
Note: Each of the items presented is included as a component of “loss on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our derivative instruments activity for the periods presented:

	TBA Short Contracts	Swaps	Swaptions
Notional balance at December 31, 2013	$400,000	$1,587,000	$1,375,000
Notional amount of contracts entered	—	100,000	450,000
Notional amount of contracts terminated	(400,000)	—	(550,000)
Notional balance at March 31, 2014	$—	$1,687,000	$1,275,000

	TBA Short Contracts	Swaps	Swaptions
Notional balance at December 31, 2012	$—	$1,500,000	$75,000
Notional amount of contracts entered	—	707,000	150,000
Notional balance at March 31, 2013	$—	$2,207,000	$225,000
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through March 31, 2014 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 8 and 9.) If we had breached any of these provisions at March 31, 2014 we could have been required to settle our obligations under our Swaps at their termination value of $6,387, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 11 – Interest Payable
The following table presents the components of our interest payable at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Repurchase borrowings collateralized by Agency RMBS	$1,279	$2,091
Repurchase borrowings collateralized by non-Agency RMBS (1)	3,569	4,637
Repurchase borrowings collateralized by other investment securities	34	31
Securitized debt	134	141
Swaps	1,919	1,808
Total interest payable	$6,935	$8,708

(1)
Includes $130 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at March 31, 2014, which RMBS were eliminated from our balance sheet in consolidation.

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
Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of adjusted stockholders’ equity (as defined in the Management Agreement), calculated and payable (in U.S. dollars) quarterly in arrears.
The initial term of the Management Agreement expires on July 27, 2014 and is automatically renewed for one-year terms on each anniversary thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of the independent members of our board of directors on January 27, 2014 with respect to the Management Agreement, which included a discussion of our Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement.
We incurred management fees of $2,786 and $2,789 for the three months ended March 31, 2014 and 2013, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. We recorded expenses of $1,937 and $2,365 for the three months ended March 31, 2014 and 2013, respectively, related to reimbursements for certain expenses incurred by our Manager on our behalf. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statements of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At March 31, 2014 and December 31, 2013, $2,786 and $2,928, respectively, for management fees incurred but not yet paid were included in payable to related party on our consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our securitization transaction, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through March 31, 2014, no repurchase claims had been made against us, and we do not believe that the amount of any future

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At March 31, 2014, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 13.)
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding balance of senior security at March 31, 2014	$40,281
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross expenses incurred (2)	$829
Pass-through interest rate for senior security issued - fixed rate	4.00%

(1)
The certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor in the securitization transaction. While the RMBS that we retained in connection with our securitization transaction do not appear on our balance sheet, as they were eliminated in consolidation with the VIE/securitization trust, we legally own such securities and therefore are legally permitted to pledge such securities as collateral.

(2)	Expenses incurred were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party.
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction as of March 31, 2014.
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
As of March 31, 2014, the aggregate fair value of our securitized mortgage loans was $110,307, and are presented on our consolidated balance sheet as “securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
At March 31, 2014, the securitized debt collateralized by residential mortgage loans had a principal balance of $40,281. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at March 31, 2014, based on expected cash flows of the securitized mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	March 31, 2014
One year or less	$7,836
> One year up to and including three years	19,893
> Three years up to and including five years	12,552
Total	$40,281
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Assets:
Securitized mortgage loans, at fair value	$110,307	$110,984
Interest receivable	$745	$676
Other assets	$191	$—
Liabilities:
Non-recourse securitized debt, at fair value	$41,226	$43,354
Accrued interest payable	$134	$141
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

	Three Months Ended March 31,
	2014	2013
Interest income - securitized mortgage loans	$2,246	$1,333
Interest expense - securitized debt	$(442)	$(310)
Unrealized gain on securitized mortgage loans, net	$1,054	$2,848
Unrealized gain/(loss) on securitized debt	$10	$(872)
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the period presented:

	Three Months Ended March 31,
	2014	2013
Net income	$2,868	$2,999
Premium amortization/(discount accretion), net	$40	$8
Amortization of deferred financing costs	$35	$18
Unrealized (gain) on securitized mortgage loans, net	$(1,054)	$(2,848)
Unrealized (gain)/loss on securitized debt	$(10)	$872
Increase in accrued interest receivable, less purchased interest	$(69)	$(787)
Increase/(decrease) in accrued interest payable	$(7)	$166
Purchase of mortgage loans, simultaneously securitized	$—	$(113,038)
Other, net	$1	$—
Principal payments on securitized mortgage loans	$1,499	$997
Proceeds from issuance of securitized debt	$—	$50,375
Principal payments on securitized debt	$(2,118)	$(1,395)
Note 14 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At March 31, 2014, 1,347,654 awards were available under the LTIP. To date, all awards made pursuant to the LTIP vest over a three year period in either quarterly or annual installments, provided that there has not been a termination of service of the grantee.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended March 31,
	2014	2013
Restricted Common Stock	$90	$78
RSUs	369	321
Total	$459	$399
At March 31, 2014, we had estimated unrecognized compensation expense of $1,843 and $516 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at March 31, 2014 is expected to be recognized over a weighted average period of 1.0 year. As of March 31, 2014, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 4.2% with respect to RSUs. Through March 31, 2014 no cash was used in the settlement of awards issued pursuant to the LTIP.
The following table presents information about our equity awards for the periods presented:

	Three months ended March 31,
	2014		2013
	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	183,922	$19.47	166,682	$20.14
RSUs canceled upon delivery of common stock	(1,563)	17.95	(1,563)	17.95
RSUs outstanding at end of period	182,359	$19.48	165,119	$20.16

Vested RSUs	57,671	$19.88	6,437	$16.48
Unvested RSUs	124,688	$19.30	158,682	$20.31

Restricted common stock awards outstanding at beginning of period	28,040	$20.37	38,468	$19.69
Restricted common stock vested	(2,900)	19.03	(2,348)	18.27
Restricted common stock outstanding at end of period	25,140	$20.52	36,120	$19.79

(1)	Amounts are not in thousands.
Note 15 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2013 through March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2013 through March 31, 2014:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600

(1)	We raised net equity capital of $22,421 and $149,221 after offering costs of $19 and $379 for the shares issued on March 25, 2013 and March 13, 2013, respectively.
(c) Preferred Stock
At March 31, 2014 and December 31, 2013, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are characterized as equity instruments.
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
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At March 31, 2014, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through March 31, 2014, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
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
Note 16 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net Income	$27,882	$5,340
Less:
Dividends declared on Preferred Stock	3,450	3,450
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	153	134
Net income allocable to common stock – basic and diluted	$24,279	$1,756
Denominator:
Weighted average common shares - basic	32,015,397	25,686,304
Weighted average common shares - diluted (1)	32,067,157	25,686,304
Earnings per common share - basic and diluted	$0.76	$0.07

(1)
For the three months ended March 31, 2014, we had an aggregate of 8,625 RSUs and 25,140 shares of restricted common stock which were not included in the calculation of earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except share and per share data or as otherwise noted, by use of the word “million” or “billion.”)
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our Annual Report on Form 10-K filed for the year ended December 31, 2013.
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

At March 31, 2014, our portfolio was comprised of: (i) Agency RMBS (which include pass-through securities whose underlying collateral primarily includes fixed-rate mortgages), Agency IOs and Agency Inverse IOs; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related assets and (v) a warehouse line receivable.
Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk. As of March 31, 2014, our derivatives included Swaps and Swaptions. We do not enter into derivative instruments for speculative purposes.
Factors Impacting Our Operating Results
Our results of operations are driven by, among other things, our net interest income, changes in the market value of our investments and derivative instruments and, from time to time, realized gains and losses on the sale of our investments and termination of our derivative instruments. The supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S. Government actions that impact the real estate and mortgage sector, and the credit performance of our non-Agency RMBS impact our overall performance. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and the constant prepayment rate (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IOs to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IOs to increase; (vi) the value of our TBA Short Contracts, if any, Swaps and Swaptions to improve; and (vii) the value of our TBA Long Contracts, if any, to decline. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not expect that interest rates will decrease to zero.
Premiums arise when we purchase securities at prices in excess of their par value and discounts arise when we purchase securities at prices below their par value. Premiums on our RMBS are amortized against interest income over the life of the security, while discounts (excluding credit discounts, as discussed below) are accreted to income over the life of the security. The speeds at which premiums are amortized and discounts are accreted are significantly impacted by the CPR for each security. CPR levels are impacted by, among other things, interest rates, conditions in the housing market, new regulations, government and private sector initiatives, availability of credit to home borrowers, underwriting standards and the economy in general. CPRs on Agency RMBS and non-Agency RMBS may differ significantly.
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities, securitized mortgage loans and a warehouse line receivable associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such assets. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. To date we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as a credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk”, included under Item 3 of this Quarterly Report on Form 10-Q.)

Our non-Agency RMBS investment process involves analysis focused primarily on quantifying and pricing credit risk. Interest income on our non-Agency RMBS is recorded at an effective yield, which reflects an estimate of expected cash flows for each security. In forecasting cash flows on our non-Agency RMBS, our Manager makes certain assumptions about the underlying mortgage loans, which assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, modifications and loss severities. As part of our non-Agency RMBS surveillance, we review, on at least a quarterly basis, each security’s performance. To the extent that actual performance and our current assessment of future performance differs from our prior assessment, such changes are reflected in the yield/income recognized on such securities prospectively. Credit losses greater than those anticipated, or in excess of purchase discount on a given security, could materially adversely impact our operating results.
We receive interest payments only with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IOs generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IOs as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency pass-through RMBS in the marketplace. While Agency IOs and Agency Inverse IOs comprised a relatively small portion of our investments at March 31, 2014, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
As of March 31, 2014, we held investments in Agency RMBS, including Agency IOs and Agency Inverse IOs, non-Agency RMBS and, to a lesser extent, securitized mortgage loans, other investment securities and a warehouse line receivable. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time. The following is a summary of our target assets at March 31, 2014:

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

Residential Mortgage Loans
Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs, Subprime mortgage loans or other mortgage-like financing arrangements, including, but not limited to, bond-for-title contracts (or, BFT Contracts). These investments may be performing, sub-performing or non-performing.

Other Residential Mortgage-Related Assets
Non-Agency RMBS comprised of interest-only (or, non-Agency IO), principal-only (or, non-Agency PO), floating rate inverse interest-only (or, non-Agency Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights, excess servicing spreads and advances on our warehouse line. In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 3.8 times at March 31, 2014. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. Our target and actual leverage may vary from time to time based on our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 18 months. At March 31, 2014, we had master repurchase agreements with 24 counterparties (one of which became accessible to us on May 1, 2014) and, as a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of March 31, 2014, we had $2,859,344 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $1,931,664 of Agency RMBS, $1,338,422 of non-Agency RMBS (which included $47,614 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE), $108,064 of securities sold but not yet settled and $12,290 of other investments securities. (See Notes 7, 8 and 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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
Hedging Strategy
Subject to maintaining our qualification as a REIT for U.S. Federal income purposes, we pursue various hedging strategies with the objective of reducing our exposure to increases in interest rates. The U.S. Federal income tax rules applicable to REITs may necessitate that we implement certain of these techniques through a TRS that will generally be subject to U.S. Federal and state income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.
Our Swaps and Swaptions are intended to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings; in addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio.
At March 31, 2014, our Swaps had an aggregate notional of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 5.2 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At March 31, 2014, our Swaptions had an aggregate notional of $1,275,000 and a weighted average term of five months until expiration. At March 31, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.73% and a weighted average term of 10 years.
In addition to Swaps and Swaptions, from time to time we also enter into TBA Contracts. TBA Short Contracts serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract. At March 31, 2014, we were not a party to any TBA Contracts. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) For U.S. Federal income tax purposes, although the law is not clear with respect to TBA

Contracts, we intend to take the position that settling TBA Short Contracts results in a gain or loss on the disposition of the securities delivered for the purpose of the REIT 75% and 95% gross income tests. In the future, we may engage in TBA Short Contracts or other derivative transactions that we may identify to hedge indebtedness incurred or to be incurred to acquire real estate assets, in which case we expect that any gains recognized in connection with the settlement of such contracts would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
To date, we have not elected to apply hedge accounting pursuant to GAAP for our derivatives and, as a result, we record changes in the estimated fair value of such instruments, along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statements of operations.
Certain Swap trades are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirements generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. For additional information about our derivative instruments, see Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Variances between GAAP Income and Taxable Income
Our net income for financial reporting purposes differs from our taxable income. The differences are the result of the use of different methods prescribed by GAAP and the Internal Revenue Code for recognizing certain items of income and expense. Certain of these differences give rise to “timing differences” between GAAP net income and taxable income while other variations cause “permanent differences” between GAAP net income and taxable net income. Timing differences reverse over time and may cause significant periodic variances between GAAP and taxable net income; permanent differences do not reverse over time.
Timing differences between GAAP net income and taxable net income with respect to the amount of amortization of purchase premiums, accretion of purchase discounts and original issue discount (or, OID) on our Agency and non-Agency RMBS will also cause GAAP to tax differences to arise in the amount of gains/losses we recognize on sales of securities.
For the first quarter of 2014, the most significant differences between our GAAP and taxable net income arose from the following: (1) net unrealized gains/(losses) which are recognized under GAAP but are not recognized for tax purposes; (2) accretion of purchase discounts on non-Agency RMBS were recognized more slowly for tax purposes than for GAAP; (3) net losses on Swaps and Swaptions terminated during the quarter were recognized currently for GAAP purposes; for tax purposes, gains/losses on terminations of our Swaps and Swaptions are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption; and (4) differences in the recognition of income from our February 2013 securitization transaction.
The timing of accretion of purchase discount into income on our non-Agency RMBS and the amortization of purchase premiums on Agency RMBS may differ significantly for GAAP and tax purposes. Currently, this timing difference is most significant with respect to our non-Agency RMBS that are “locked-out” of receiving principal payments (until the more senior bonds in the securitization structure are repaid) and on which we receive only interest payments. During the period that non-Agency RMBS that we purchase at a discount are locked-out of receiving principal payments, the amount of taxable income recognized on these bonds will generally be significantly lower than income recognized under GAAP. This timing difference is expected to begin to reverse as the bonds that are currently locked-out receive principal payments. The ultimate performance of our non-Agency RMBS will impact the aggregate income recognized over the life of the bonds under both GAAP and tax.
The determination of taxable income attributable to non-Agency RMBS is dependent on a number of factors, including principal payments, defaults and loss severities. Such estimates require significant judgment and actual results may differ from these estimates. Moreover, the deductibility of realized losses from non-Agency RMBS and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily in periods after the realized losses are reported.
We hold certain securities that were issued with OID. For tax purposes, we generally recognize OID accretion in our interest income over the life of the applicable securities, using a constant yield to maturity, without any loss assumptions. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from securities that have OID. OID does not impact the amount of income recognized under GAAP, unless we purchased such securities at original issue.
As of March 31, 2014, for tax purposes we had estimated non-deductible net capital losses from the prior year of $82.8 million which will be carried forward and offset against future net capital gains for up to five years. This capital loss carry-forward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by capital loss carry-forwards. In addition, as of March 31, 2014, we had estimated net deferred tax gains from terminated Swaps of $19.5 million and estimated net tax deferred gains from terminated Swaptions of $0.3 million which will be accreted into future ordinary taxable income over the remaining terms of the underlying Swaps. At March 31, 2014, the weighted average remaining amortization period for Swap gains was 4.9 years and for Swaps underlying Swaptions was 6.2 years.
Depending on the structure of a particular securitization or resecuritization transaction, for tax purposes, such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes. In February 2013, we purchased a pool of mortgage loans and concurrently executed a securitization transaction. This securitization was treated as a sale for tax purposes and, effectively, treated as financing for GAAP purposes, whereby we consolidate the securitization trust under GAAP. As a result of these differences, for tax purposes, no interest income is recognized on our securitized mortgage loans and no interest expense is recognized for our securitized debt; instead, interest income is recognized on the subordinated bonds we retained.
Critical Accounting Policies and Use of Estimates
Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 under “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Recent Market Conditions and Our Strategy during the Quarter Ended March 31, 2014
General:
Interest rates generally declined throughout the first quarter of 2014, as weak economic data, geopolitical turbulence in Eastern Europe and instability across emerging markets developed. As announced in December 2013, the U.S. Federal Reserve Open Market Committee (or, FOMC) began to taper bond purchases of Agency RMBS and U.S. Treasury securities under its quantitative easing policy (or, QE3) during the first quarter of 2014, reducing bond purchases by $10 billion at each of the four FOMC meetings from December 2013 to April 2014. As a result of this tapering, FOMC monthly purchases of U.S. Treasury securities and Agency RMBS were reduced to $25 billion and $20 billion beginning in May 2014, respectively, from $45 billion and $40 billion for December 2013, respectively. It is broadly anticipated that bond purchases under QE3 will continue to be reduced with the bond purchase program winding down by the end of 2014. We expect increased volatility in interest rates and Agency RMBS spreads as the FOMC, the largest buyer in the sector, steps away from the market, which we believe will impact Agency RMBS valuations.
Despite the decline in interest rates during the first quarter of 2014, mortgage prepayments remained benign as mortgage rates had not fallen enough to spark refinance activity. As rates drifted lower, the market showed renewed demand for prepayment protection in higher coupon Agency pass-through RMBS. Accordingly, prices on Agency RMBS with attributes that mitigate prepayments have expanded relative to generic Agency RMBS.
The table below presents rates for ten-year U.S. Treasuries relative to ten-year Swap rates at the dates indicated during the three months ended March 31, 2014:

Table 1	Ten-Year Treasury Rate		Ten-Year Swap Rate
Month Ended	High	Low	High	Low
March 31, 2014	2.79%	2.60%	2.89%	2.73%
February 28, 2014	2.76%	2.58%	2.89%	2.72%
January 31, 2014	3.03%	2.64%	3.09%	2.79%
Agency RMBS Portfolio/Interest Rate Hedges:
During the first quarter of 2014, we continued to reduce our Agency RMBS investments as we continued to migrate towards credit sensitive mortgage investments. At March 31, 2014, we had Agency RMBS of $2,094,671 and Agency repurchase borrowings of $1,861,066; at December 31, 2013, we had Agency RMBS of $2,290,537 and Agency repurchase borrowings of $2,082,447.
For the first quarter of 2014, our Agency RMBS portfolio experienced a fair value weighted CPR of 4.9% comprised of 4.8% CPR on Agency pass-through securities and 6.7% on Agency IOs and Agency Inverse IOs, in the aggregate. During the quarter, the maximum average monthly CPR of our Agency RMBS was experienced in March 2014, with an overall Agency CPR of 6.0% comprised of 6.0% on Agency pass-through securities and 7.3% on Agency IOs and Agency Inverse IOs in the

aggregate. For the first quarter, all fixed-rate Fannie Mae RMBS prepaid at a monthly average CPR of 9.0%, with a high of 9.4% in March 2014.
The following table presents the estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at March 31, 2014 compared to December 31, 2013:

Table 2	March 31, 2014		December 31, 2013
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Mortgages:
ARM-RMBS	$—	$—	$12,339	$(62)
3.5% Coupon	184,027	(10,578)	301,068	(21,883)
4.0% Coupon	1,461,460	(48,867)	1,602,080	(77,499)
4.5% & 5.0% (1) Coupons	333,498	(968)	250,136	(3,257)
	1,978,985	(60,413)	2,165,623	(102,701)
15 Year Mortgages:
3.0% Coupon	53,016	42	53,711	(401)
Agency IOs	47,959	3,945	44,425	2,904
Agency Inverse IOs	14,711	(489)	26,778	(895)
Total Agency RMBS	$2,094,671	$(56,915)	$2,290,537	$(101,093)

(1)	Includes RMBS with a fair value of $10,929 which had a 5.0% coupon at December 31, 2013; none of our Agency RMBS had a 5.0% coupon at March, 31, 2014.
The following table presents information with respect to our Swaps and Swaptions at March 31, 2014 compared to December 31, 2013:

Table 3	March 31, 2014	December 31, 2013
Swaps:
Notional amount	$1,687,000	$1,587,000
Estimated fair value	$24,601	$35,525
Weighted average fixed-pay rate	1.43%	1.34%
Weighted average months to maturity	61	60

Swaptions:
Notional amount	$1,275,000	$1,375,000
Estimated fair value	$3,494	$12,430
Weighted average months to expiration	5	5
Weighted average underlying Swap months	120	120
Weighted average underlying Swap fixed-pay rate	3.73%	3.64%
Credit Investments
Market yields available on non-Agency RMBS generally trended lower during the first quarter of 2014, as market prices for such bonds generally continued to trend upward. We believe non-Agency valuations continue to be driven by technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which should lead to better performance with respect to borrower defaults and loss severities in the future. Our non-Agency RMBS performed well over the first quarter of 2014, with stable voluntary prepayments and loss severities and continued decreases in defaults. During the quarter, we transferred $16.6 million from credit reserve to accretable discount on our non-Agency RMBS, which is net of OTTI recognized. These transfers reflect the positive impact on our non-Agency RMBS from home price appreciation, as reflected by lower default levels across our non-Agency portfolio. We expect the impact of this transfer to be reflected in future interest income on non-Agency RMBS.
During the first quarter of 2014, we invested $97,592 in non-Agency RMBS at a weighted average purchase price of 90.7% of par and a weighted average unlevered yield of 4.92%. At March 31, 2014, 50.0% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis and 50.0% were securities on which we currently receive only interest payments and will receive principal after the more senior securities in the capital structure are paid off. (See Tables 16 and 17 below.)
We believe that the migration in our portfolio from Agency RMBS to non-Agency RMBS has reduced our exposure to changes in interest rates and increased our sensitivity to credit risk. Our average debt-to-equity multiple for the first quarter of 2014, was 3.7 times compared to 3.9 times for the quarter ended December 31, 2013. A portion of the decrease in our overall leverage reflects our shift in equity to non-Agency RMBS from Agency RMBS, as we employ less leverage when we finance non-Agency RMBS.
The following table presents the composition of our investment portfolio as a percentage of total investments as of March 31, 2014 compared to December 31, 2013:

Table 4	March 31, 2014	December 31, 2013
Agency pass-throughs RMBS	57.8%	61.2%
Agency IO and Agency Inverse IO	1.8%	1.9%
Total Agency RMBS	59.6%	63.1%

Non-Agency RMBS	36.9%	33.5%
Securitized Mortgage Loans	3.1%	3.1%
Other Investments (1)	0.4%	0.3%

(1)	At March 31, 2014, other investments included STACR Notes and a warehouse line receivable; at December 31, 2013 other investments were comprised of only STACR Notes.
New Credit Investments
In the fourth quarter of 2013, we entered into an agreement whereby we provide funding to a third party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they will be marketed for sale with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. BFT Contracts are legal agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the loan. Pursuant to a BFT Contract, unlike a mortgage, the seller retains the legal title to the property, granting the buyer complete use of the property and responsibility for all costs associated with maintaining the property, including the payment of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment.
We anticipate that we will purchase the BFT Contracts and/or mortgage loans originated in connection with this program over time. This investment strategy is in its early stages, and our ultimate investment in BFT Contracts and/or mortgage loans will be dependent on, among other things, market conditions and the ability of one or more third parties to efficiently and economically purchase, rehabilitate and sell or convert such properties to individuals. As of March 31, 2014, we had advanced $3,017 on our warehouse line to fund the acquisition and improvement of 58 properties and to make earnest money deposits on 32 properties.
We expect that as home price appreciation moderates, housing demand will transition from investor demand to owner-occupant demand. We believe our investment strategy is compatible with such a market shift, by providing liquidity for first time home buyers to purchase affordable homes as well as providing an opportunity for potential home owners to build or rehabilitate their credit.
Borrowings and Borrowing Facilities:
Financing rates on repurchase agreements collateralized by Agency RMBS declined by approximately three to five basis points during the first quarter of 2014. Borrowings under repurchase agreements remained readily available from our counterparties for repurchase agreements collateralized by Agency and non-Agency RMBS. More counterparties offered non-Agency financing, resulting in a competitive environment that caused haircuts and funding rates for repurchase borrowings collateralized by such securities to generally decline as well.
On March 31, 2014, we established a $200,000 repurchase borrowing facility with a counterparty, which became accessible to us on May 1, 2014, to finance residential mortgage loans that we may acquire. This facility matures on April 30, 2015; however, extensions of up to one year may be granted at the discretion of our counterparty at our request, which requests may be made at specified times. We may use the facility to finance current and non-performing residential whole loans and properties subject to various haircuts and rates based on product type.
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
Regulatory Updates:
The Federal Housing Finance Agency and both houses of U.S. Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. During the first quarter of 2014, two senior members of the Senate Banking Committee released a proposed bill (the “Johnson-Crapo Bill”) aimed at winding down Fannie Mae and Freddie Mac and replacing them with a new agency, the Federal Mortgage Insurance Corporation. The final outcome of the Johnson-Crapo Bill is uncertain and we expect debate and discussion surrounding government sponsored entities to continue throughout 2014. It remains unclear which, if any, of the proposed legislation will be enacted, and, if any legislation is enacted, what the impact of such legislation will be. For a discussion of additional risks relating to our business, see “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Results of Operations
Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013
For the three months ended March 31, 2014, we had net income allocable to common stock and participating securities of $24,432, or $0.76 per basic and diluted common share, compared to net income allocable to common stock and participating securities of $1,890, or $0.07 per basic and diluted common share for the three months ended March 31, 2013. The increase in net income was primarily driven by changes in our net realized and unrealized gains/losses, which improvement was partially offset by a decline in our net interest income.
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. For the three months ended March 31, 2014, we had average debt-to-equity of 3.7 times, compared to 5.0 times for the three months ended March 31, 2013. This reduction in leverage reflects the use of less leverage on Agency RMBS and our migration from Agency RMBS to non-Agency RMBS. Non-Agency RMBS generate higher yields, have higher borrowing costs and are less leveraged than Agency RMBS. The reduction in our net interest income was partially off-set by the improvement in our net interest rate spread and our net interest margin for the three months ended March 31, 2014, compared to March 31, 2013. We had an interest rate spread and net interest margin of 3.36% and 3.52% for the three months ended March 31, 2014, respectively, compared to 2.94% and 3.04%, respectively, for the three months ended March 31, 2013. The increase in our net interest rate spread during the three months ended March 31, 2014 reflects our portfolio shift into non-Agency RMBS and a slight improvement in our net interest spread on our Agency RMBS portfolio resulting from the rebalancing of our Agency pass-through RMBS portfolio that began in the last three months of 2013.
For the three months ended March 31, 2014 and March 31, 2013, we earned interest income of $38,180 and $38,247, respectively, and incurred interest expense of approximately $7,268 and $6,217, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. In connection with our February 2013 securitization transaction, we had securitized debt with a contractual balance of $40,281 and $48,980 at March 31, 2014 and March 31, 2013, respectively, with a fixed stated interest rate of 4.00%. Costs associated with our securitization are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.23% and 4.37% for the three months ended March 31, 2014 and March 31, 2013, respectively.
Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS and resulting yields to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income and resulting yields recognized on our non-Agency RMBS in future periods on such investments.

The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended March 31, 2014 and 2013:

Table 5
	Three Months Ended March 31, 2014
Collateral	Agency	Non-Agency and Other Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,277,618	$1,128,447	$106,300		$3,512,365
Total interest income	$17,159	$18,775	$2,246		$38,180
Yield on average assets	3.01%	6.66%	8.45%		4.35%
Average balance of associated repurchase agreements	$1,945,140	$913,808	$28,112		$2,887,060
Average balance of securitized debt	$—	$—	$41,835		$41,835
Total interest expense	$1,886	$4,795	$587		$7,268
Average cost of funds (3) (4)	0.39%	2.10%	3.36%	(5)	0.99%
Net interest income	$15,273	$13,980	$1,659		$30,912
Net interest rate spread	2.62%	4.56%	5.09%		3.36%
Total interest expense including net interest cost of Swaps (5)	$6,539	$4,795	$723		$12,057
Effective cost of funds (5)	1.34%	2.10%	4.13%		1.65%
Net interest income including net interest cost of Swaps	$10,620	$13,980	$1,523		$26,123
Effective net interest rate spread (5)	1.67%	4.56%	4.32%		2.70%

	Three Months Ended March 31, 2013
Collateral	Agency	Non-Agency (6)	Securitized Mortgage Loans (6)		Total
Average balance (2)	$3,621,734	$534,083	$65,099		$4,220,916
Total interest income	$26,853	$10,061	$1,333		$38,247
Yield on average assets	2.97%	7.54%	8.19%		3.62%
Average balance of associated repurchase agreements	$3,226,408	$427,504	$15,717		$3,669,629
Average balance of securitized debt	$—	$—	$28,742		$28,742
Total interest expense	$3,558	$2,271	$388		$6,217
Average cost of funds (3) (4)	0.45%	2.15%	3.54%	(5)	0.68%
Net interest income	$23,295	$7,790	$945		$32,030
Net interest rate spread	2.52%	5.39%	4.65%		2.94%
Total interest expense including net interest cost of Swaps (5)	$7,646	$2,271	$439		$10,356
Effective cost of funds (5)	0.96%	2.15%	4.00%		1.14%
Net interest income including net interest cost of Swaps	$19,207	$7,790	$894		$27,891
Effective net interest rate spread (5)	2.00%	5.38%	4.19%		2.48%

(1)	Other investments were comprised of STACR Notes and a warehouse line receivable.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in our consolidated statements of operations.

(5)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they were eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

(6)	Amounts have been conformed to the current presentation, which reflects the allocation of certain repurchase agreements and Swaps to such investments.
As of March 31, 2014, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to six months with haircut requirements ranging from 3.00% to 5.25% and financing rates from 0.33% to 0.42%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 18 months with haircut requirements ranging from 10.00% to 50.00% and financing rates from 1.15% to 2.59%.

Swaps and Swaptions
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
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting for such instruments under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See “Non-GAAP Financial Measures,” below, Table 1 above and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for three months ended March 31, 2014 and March 31, 2013: (See Tables 13 and 14, included under “Non-GAAP Financial Measures” below.)

Table 6	Agency	Non-Agency and Other Investments (1) (2)	Securitized Mortgage Loans (2)	Total
Three Months Ended March 31, 2014
Effective interest expense	$6,539	$4,795	$723	$12,057
Effective cost of funds	1.34%	2.10%	4.13%	1.65%
Effective net interest income	$10,620	$13,980	$1,523	$26,123
Effective net interest rate spread	1.67%	4.56%	4.32%	2.70%
Three Months Ended March 31, 2013
Effective interest expense	$7,646	$2,271	$439	$10,356
Effective cost of funds	0.96%	2.15%	4.00%	1.14%
Effective net interest income	$19,207	$7,790	$894	$27,891
Effective net interest rate spread	2.00%	5.38%	4.19%	2.48%

(1)	At March 31, 2014, other investments were comprised of STACR Notes and a warehouse line receivable. We had no items included in other investments during the three months ended March 31, 2013.

(2)	Amounts for the three months ended March 31, 2013 have been conformed to the current presentation, which reflects the allocation of associated repurchase agreements and Swaps to such investments.
Realized and Unrealized Gain/(Loss)
During the three months ended March 31, 2014 and 2013, we sold Agency RMBS of $367,037 and $531,520, respectively, realizing net (losses)/gains of $(13,946) and $7,507, respectively, and sold non-Agency RMBS of $6,567 and $57,988, realizing net gains of $2,136 and $8,288, respectively. We sell RMBS as part of managing our portfolio. As we find attractive investment opportunities in non-Agency RMBS, whole loans and other mortgage-related assets, we may sell certain Agency and non-Agency RMBS to fund such purchases. (See Table 2 above and Note 4 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for information with respect to our unrealized gain/(loss) positions on our RMBS portfolio at March 31, 2014 and December 31, 2013.) With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime mortgage loans, targeting securities at or near the top of the capital structure.

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, derivative instruments and other investment securities, for the three months ended March 31, 2014 and March 31, 2013:

Table 7	Three Months Ended
	March 31, 2014	March 31, 2013
Realized gain/(loss) on sale of RMBS, net	$(11,810)	$15,795
Unrealized gain/(loss) on RMBS, net	50,647	(33,048)
Realized (loss) on derivatives, net (1)	(18,472)	(4,139)
Unrealized (loss) on derivatives, net (2)	(18,718)	(1,659)
Unrealized gain on other investment securities	122	—
Unrealized gain on securitized mortgage loans, net	1,054	2,848
Unrealized gain/(loss) on securitized debt	10	(872)
Total	$2,833	$(21,075)

(1)
For the three months ended March 31, 2014 and March 31, 2013, included in “realized (loss) on derivatives, net” are net interest payments, including accrued amounts, of $(4,789) and $(4,139) associated with our Swaps, $(6,527) and $0 of realized (losses) on termination of Swaptions and $(7,156) and $0 of realized (losses) on the settlement of TBA Short Contracts, respectively.

(2)
For the three months ended March 31, 2014 and March 31, 2013, we recognized net unrealized (losses) of $(10,924) and $(920) related to the change in fair value of our Swaps, $(7,044) and $(739) related to the change in fair value of our Swaptions and $(750) and $0 related to the change in fair value of our TBA Short Contracts, respectively.

At March 31, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 5.2 years. At March 31, 2014, our Swaptions had an aggregate notional of $1,275,000 and a weighted average term of five months until expiration. At March 31, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.73% and a weighted average term of 10.0 years. At March 31, 2014, we had gross unrealized gains of $29,585 and $0 on our Swaps and Swaptions, respectively, and had gross unrealized losses of $(4,984) and $(16,344) on our Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and other miscellaneous operating costs. We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We incurred general and administrative expenses of $3,095 and $2,851 for the three months ended March 31, 2014 and March 31, 2013, respectively. The increase in our general and administrative expenses was primarily driven by incremental legal, tax and diligence costs associated with implementing and exploring our new business initiatives.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee, calculated and payable quarterly in arrears, in an amount equal to 1.5% of adjusted stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $2,786 and $2,789 for the three months ended March 31, 2014 and March 31, 2013, respectively.
Management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2013 through March 31, 2014:

Table 8
Declaration Date	Record Date	Payment Date	Dividend per Share
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
December 18, 2013	December 31, 2013	January 31, 2014	$0.50
September 19, 2013	September 30, 2013	October 31, 2013	$0.50
June 17, 2013	June 28, 2013	July 31, 2013	$0.50
March 18, 2013	March 28, 2013	April 30, 2013	$0.50
As a REIT we are required to distribute at least 90% of our annual net taxable income. As of March 31, 2014, we had estimated non-deductible net capital losses from the prior year of approximately $82.8 million which will be carried forward and offset against future net capital gains for up to five years. Our capital loss carryforward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by the capital loss carryforwards. In addition, as of March 31, 2014, we had estimated net deferred gains from terminated Swaps of $19.5 million and net deferred gains from terminated Swaptions of $0.3 million. These deferred gains will be accreted into future ordinary taxable income over the remaining terms of the underlying Swaps.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 9
Declaration Date	Record Date	Payment Date	Dividend per Share
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on our RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock. As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase our target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.
On March 31, 2014, we established a $200,000 repurchase borrowing facility with a counterparty, which became accessible to us on May 1, 2014, to finance residential mortgage loans that we may acquire. The facility matures on April 30, 2015; however, extensions of up to one year may be granted at the discretion of our counterparty at our request, which requests may be made at specified times. We may use the facility to finance current and non-performing residential whole loans and properties subject to various haircuts and rates based on product type.
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
Investing Activity
During the three months ended March 31, 2014, we: (i) invested; $177,104 in Agency pass-through RMBS, at a weighted average purchase price of 105.7% of par value, $6,160 in Agency IOs, $97,592 in non-Agency RMBS with a weighted average purchase price of 90.7% of par value, $953 in other investments and $3,017 for advances on a warehouse line; (ii) received prepayments and scheduled amortization of $33,676 for Agency RMBS, $28,119 for non-Agency RMBS and $301 for other investments; and (iii) sold; Agency RMBS of $367,037, realizing aggregate net losses of $(13,946) and $6,567 of non-Agency RMBS, realizing gains of $2,136.
We receive interest-only payments with respect to the notional amount of Agency IOs and Agency Inverse IOs. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IOs generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IOs as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IOs of $47,959 with an aggregate notional balance of $434,342, the overall impact of Agency IOs in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the three months ended March 31, 2014, we sold $12,206 of Agency Inverse IOs, realizing aggregate net gains of $412.
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At March 31, 2014, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $2,859,344. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of March 31, 2014, we had master repurchase agreements with 24 counterparties (one of which became accessible to us on May 1, 2014) and, as a matter of routine business, we may have discussions with other financial institutions regarding potentially providing us with additional repurchase agreement borrowing capacity.
The table below presents certain information about our borrowings for the periods presented:

Table 10
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292
December 31, 2013	$2,951,265	$3,034,058	$3,034,058	$44,268	$42,400	$44,567
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$45,590	$46,776
June 30, 2013 (2)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,353	$48,572
March 31, 2013 (3)	$3,669,629	$4,343,341	$4,343,341	$28,742	$48,980	$49,525

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

(2)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

(3)
On March 25 and March 13, 2013, we raised net equity of approximately $22,421 and $149,221, respectively, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 11
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Interest Rate	Effective Cost of Funds (2)
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS and STACR Notes repurchase borrowings	970,044	1,303,098	2.10	2.10
Securitized Mortgage Loans repurchase borrowings (3)	28,234	47,614	2.06	4.00
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23	4.23
Total	$2,899,625	$3,423,555	0.99%	1.65%
December 31, 2013:
Agency RMBS repurchase borrowings	$2,082,447	$2,175,114	0.43%	1.28%
Non-Agency RMBS and STACR Notes repurchase borrowings	924,597	1,236,269	1.99	1.99
Securitized Mortgage Loans repurchase borrowings (3)	27,014	47,057	2.14	4.13
Total repurchase borrowings	3,034,058	3,458,440	0.91%	1.52%
Securitized debt	42,400	110,984	4.30	4.30
Total	$3,076,458	$3,569,424	0.96%	1.56%
March 31, 2013:
Agency RMBS repurchase borrowings	$3,896,493	$4,096,389	0.45%	0.96%
Non-Agency RMBS repurchase borrowings (4)	419,645	594,052	2.15	2.15
Securitized Mortgage Loans repurchase borrowings (3) (4)	27,203	45,904	2.01	3.32
Total repurchase borrowings	4,343,341	4,736,345	0.65%	1.11%
Securitized Debt	48,980	114,881	4.37	4.37
Total	$4,392,321	$4,851,226	0.68%	1.14%

(1)	May include cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods presented is calculated on an annualized basis and includes the net interest component for Swaps of $4,789, $4,564, and $4,139 for the quarterly periods presented, respectively. While Swaps are not accounted for using hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS were eliminated in consolidation with the VIE associated with the securitization and as a result are not included in our consolidated balance sheet. (See Notes 5 and 13 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)	Amounts have been conformed to the current presentation, which reflects the allocation of certain repurchase agreements and Swaps to such investments.
With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At March 31, 2014, haircuts ranged from a low of 3.00% to a high of 5.25% for our repurchase borrowings secured by Agency RMBS and a low of 10.00% to a high of 50.00% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through March 31, 2014. At March 31, 2014, we had RMBS of $3,270,086, and cash of $30,872 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included non-Agency RMBS with a fair value of $47,614 that is not included on our consolidated balance sheet, as such RMBS are eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as “restricted cash” and was comprised of $30,872 pledged in connection with repurchase borrowings and $7,166 pledged in connection with Swaps.
Stock Repurchase Plan
Since November 6, 2013, we have had in place a Repurchase Program which allows us to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through March 31, 2014.
Collateral Requirement Updates
In 2013, the Treasury Market Practices Group (or, TMPG), a private-sector organization sponsored by the Federal Reserve Bank of New York, published guidelines recommending that broker dealers begin margining counterparties for certain types of collateral on the trade date as opposed to the settlement/financing date. As part of these guidelines, the TMPG recommended that, at a minimum, margining apply to the following four broad categories of forward-settling Agency RMBS transactions: TBA transactions; specified pool transactions; ARM transactions; and CMO transactions. We are in the process of negotiating the relevant legal documentation with our counterparties as a result of these TMPG guidelines. We do not currently anticipate that these new margin requirements will have a material impact on our ability to manage our liquidity.
Cash Flows and Liquidity for the Three Months Ended March 31, 2014
Our cash and cash equivalents decreased by $17,288 during the three months ended March 31, 2014, reflecting $159,565 used by financing activities, $12,306 provided by operating activities and $129,971 provided by investing activities. We held cash of $110,671 at March 31, 2014. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the future effect on our liquidity and cash flows of our contractual obligations for principal and interest as of March 31, 2014:

Table 12
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,859,344	—	—	—	$2,859,344
Interest on repurchase agreements borrowings (1)	15,219	—	—	—	15,219
Total	$2,874,563	—	—	—	$2,874,563

(1)
Interest expense is calculated based on the interest rate in effect at March 31, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 12 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement and our Preferred Stock.) At March 31, 2014, we had securitized debt with a balance of $40,281 (and a fair value of $41,226) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity, as defined in the Management Agreement, per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.
The initial term of the Management Agreement expires on July 27, 2014, the third anniversary of the closing of our IPO. Following a meeting of the independent members of our board of directors on January 27, 2014 with respect to the Management Agreement, which included a discussion of our Manager’s performance and the level of the management fees thereunder, we determined not to terminate the Management Agreement. As a result, the term of the Management Agreement was automatically extended to July 27, 2015, with automatic one year renewals thereafter. Following the initial term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
We intend to make regular quarterly dividend distributions to holders of our common stock. U.S. Federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our common stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. Federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other contractual obligations. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.
Non-GAAP Financial Measures
We have included in this Form 10-Q disclosures about our “operating earnings,” “operating earnings per common share,” “effective cost of funds,” “effective interest expense,” “effective interest income” and “effective net interest rate spread” which disclosures constitute non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. We believe that the non-GAAP financial measures presented, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our operating results. An analysis of any non-GAAP financial measures should be made in conjunction with results presented in accordance with GAAP.
Operating earnings and operating earnings per common share presented exclude, as applicable: (i) certain realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one-time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating earnings is a non-GAAP financial measure that is used by our Manager to assess our business results.
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
We believe that the non-GAAP measures we present provide investors and other readers of this Quarterly Report on Form 10-Q with a useful measure to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes the effects of net realized and unrealized gains/(losses) from investments and Swaps. In addition, our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 13	Three Months Ended
	March 31, 2014		March 31, 2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$7,268	0.99%	$6,217	0.68%
Adjustment:
Net interest paid for Swaps	4,789	0.66%	4,139	0.46%
Effective interest expense/effective cost of funds	$12,057	1.65%	$10,356	1.14%
Weighted average balance of borrowings	$2,928,895		$3,698,371

Table 14	Three Months Ended
	March 31, 2014		March 31, 2013
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$38,180	4.35%	$38,247	3.62%
Less: effective interest expense/effective cost of funds (1)	12,057	1.65%	10,356	1.14%
Effective net interest income	$26,123	2.70%	$27,891	2.48%
Weighted average balance of interest-earning assets	$3,512,365		$4,220,916

(1)	As reconciled in Table 13, above.

The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 15
	Three Months Ended March 31,
	2014	2013
Net income allocable to common stockholders	$24,279	$1,756
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	11,810	(15,795)
Unrealized (gain)/loss on RMBS, net	(50,647)	33,048
Unrealized loss on derivatives, net	18,718	1,659
Unrealized (gain) on securitized mortgage loans, net	(1,054)	(2,848)
Unrealized (gain)/loss on securitized debt	(10)	872
Unrealized (gain) on other investment securities	(122)	—
Non-cash stock-based compensation expense	459	399
Realized loss on Swap/Swaption terminations, net	6,527	—
Realized loss on TBA Short Contracts, net	7,156	—
Total adjustments to arrive at operating earnings	(7,163)	17,335
Operating earnings	$17,116	$19,091
Basic and diluted operating earnings per common share	$0.53	$0.74
Weighted average common shares - basic	32,015,397	25,686,304
Weighted average common shares - diluted	32,067,157	25,686,304

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
(Dollar amounts in thousands – except per share data.)
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to our non-Agency RMBS, residential mortgage loans, warehouse line receivable and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased the substantial majority of our non-Agency RMBS at a discount to par value, which is expected to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.
Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at March 31, 2014. Information presented with respect to weighted average loan-to-value, weighted average Fair Isaac Corporation (or, FICO) score (which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness), and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 16	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	69	637	13	6	2	727
Current unpaid principal balance	$14,321	$128,465	$2,596	$1,172	$140	$146,694
Loan Attributes:
Weighted average loan age	72	81	87	104	116	80
Weighted average original loan-to-value	74.61%	79.77%	82.55%	80.60%	100.00%	79.34%
Weighted average original FICO	600	632	624	610	668	628
Net weighted average coupon rate	6.85%	5.68%	5.60%	5.39%	7.83%	5.80%
Current Performance:
Current	71.80%	72.94%	77.04%	69.22%	—%	72.80%
30 day delinquent	9.14%	9.89%	11.22%	30.78%	—%	10.00%
60 days delinquent	—%	5.12%	—%	—%	—%	4.49%
90+ days delinquent	15.28%	7.99%	11.74%	—%	100.00%	8.79%
Bankruptcy/foreclosure	3.78%	4.06%	—%	—%	—%	3.92%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at March 31, 2014. Information presented with respect to weighted average loan-to-value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 17	Year of Securitization (1)
	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of securities	2	17	32	66	69	45	231
Carrying value/estimated fair value	$21,034	$119,161	$219,303	$373,541	$410,155	$155,347	$1,298,541
Amortized cost	$21,000	$105,276	$193,591	$349,898	$396,228	$147,298	$1,213,291
Current par value	$21,000	$142,010	$274,852	$452,012	$450,279	$166,426	$1,506,579
Carrying value to current par	100.16%	83.91%	79.79%	82.64%	91.09%	93.34%	86.19%
Amortized cost to current par	100.00%	74.13%	70.43%	77.41%	88.00%	88.51%	80.53%
Net weighted average security coupon	3.35%	2.15%	0.73%	1.31%	1.50%	2.08%	1.27%
Loan Attributes:
Weighted average loan age (months)	87	86	96	108	117	137	110
Weighted average original loan-to-value	95.11%	77.40%	79.04%	80.70%	79.69%	80.31%	79.98%
Weighted average original FICO	610	666	649	646	620	616	636
Current Performance:
60+ day delinquencies	77.57%	31.39%	32.52%	33.37%	27.37%	27.05%	31.11%
Average credit enhancement (2)	57.67%	20.22%	24.28%	35.34%	43.08%	27.24%	33.92%
3 month CRR (3)	—%	3.58%	3.11%	3.09%	4.07%	3.39%	3.49%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended March 31, 2014. Information is based on loans for individual groups owned by us.
The following table presents the fair value of our non-Agency RMBS at March 31, 2014, by original purchase price as a percentage of our par value by year of acquisition:

Table 18	Year of Acquisition
Acquisition Price (1)	2014	2013	2012	2011	Total	Percent of Total
>100%	$6,086	$15,877	$—	$—	$21,963	1.7%
100% to 95%	21,161	44,085	532	—	65,778	5.1
<95% to 85%	41,850	385,986	49,786	5,209	482,831	37.2
<85% to 75%	27,774	188,955	118,395	15,354	350,478	27.0
<75% to 65%	—	70,510	92,093	18,910	181,513	14.0
<65%	—	8,841	162,362	24,775	195,978	15.1
Total	$96,871	$714,254	$423,168	$64,248	$1,298,541	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at March 31, 2014 based on fair value:

Table 19
Property Location	Percent (1)
California	24.2%
New York	10.1%
Florida	8.6%
Texas	6.6%
New Jersey	3.8%
Other (2)	46.7%
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.4% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at March 31, 2014:

Table 20
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$1,053,493	81.13%
Alt-A	136,666	10.52
Option ARMs	108,382	8.35
Total	$1,298,541	100.0%
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
Interest Rate Risk
Interest rates are sensitive to many factors, including fiscal and monetary policies, domestic and international economic and political considerations, as well as other factors, all of which are beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset specific funding arrangements.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our pass-through Agency RMBS and Agency Inverse IOs to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IOs to increase; (vi) the value of our TBA Short Contracts, if any, Swaps and Swaptions to improve; and (vii) the value of our TBA Long Contracts, if any, to decline. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition.
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
Our RMBS are carried at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates and, with respect to our non-Agency RMBS, credit changes, and other factors. Generally, in a rising interest rate environment, the estimated fair value of our RMBS portfolio, on a net basis, would generally be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would generally be expected to increase.
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
Nearly all of our pass-through Agency RMBS, which comprise the substantial majority of our Agency portfolio, are fixed- rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration of our Agency RMBS and derivatives, using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
The value of our non-Agency RMBS and securitized mortgage loans, which may be backed by Hybrid, ARM and fixed-rate mortgage loans, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.
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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at March 31, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at March 31, 2014, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 21
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.08%	3.44%
+50	0.39%	2.36%
(50)	(0.50)%	(8.89)%
(100)	(1.27)%	(15.33)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2014. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing (i.e., the haircut) such that the borrowing will be over-collateralized. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of March 31, 2014, see Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk and are required to pledge cash or securities as collateral as part of a margin arrangement in connection with such contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps and Swaptions per counterparty. In the event that a counterparty to one of these contracts were to default on its obligation, we would be exposed to a loss to the extent that the amount of cash or securities pledged by us exceeds the unrealized loss on such contracts to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and could lose the amount by which the Swaption is in-the-money.
During the past several years, certain repurchase agreement and derivative counterparties in the U.S. and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at March 31, 2014:

Table 22
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,241,023	$22,052	$213,549	5.6%
Canada (2)	2	503,307	—	98,733	2.6%
	9	1,744,330	22,052	312,282	8.2%
Europe: (2)
Germany	1	97,536	—	7,421	0.2%
Switzerland	1	72,722	—	33,363	0.9%
United Kingdom	2	360,091	(1,887)	84,265	2.2%
Netherlands	1	199,962	—	11,634	0.3%
	5	730,311	(1,887)	136,683	3.6%
Asia: (2)
Japan	3	384,703	7,930	23,508	0.6%
Total Counterparty Exposure	17	$2,859,344	$28,095	$472,473	12.4%

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

We maintain cash deposits with what we believe to be high credit quality financial institutions. At March 31, 2014, we had cash of $110,671 which was primarily comprised of cash on deposit with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits.

We had outstanding balances under repurchase agreements with 17 counterparties at March 31, 2014. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2014:

Table 23
Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
J.P. Morgan Securities LLC	A+/Aa3/A+	$84,038	5	10.9%
Barclays Capital Inc.(3)	A/A2/A	$58,747	5	7.6%
Royal Bank of Canada (4)	AA-/Aa3/AA	$90,196	10	11.7%
Wells Fargo (5)	AA-/Aa3/AA-	$86,856	5	11.3%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2014 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Counterparty rating is the rating for Barclays Bank PLC, which is the parent entity of Barclays Capital Inc. Barclays Capital Inc. was rated A by Standard & Poor’s Ratings Services as of March 31, 2014.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada, as RBC (Barbados) Trading Bank Corporation was not rated at March 31, 2014.

(5)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $81,490 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of March 31, 2014.

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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2014, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

APOLLO RESIDENTIAL MORTGAGE, INC.

May 7, 2014

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)