Form 10-Q
period 2014-06-30
Apollo Residential Mortgage, Inc.
filed 2014-08-06
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 4, 2014 there were 32,063,141 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash	$98,014	$127,959
Restricted cash	45,092	67,458
Residential mortgage-backed securities, at fair value (of which $3,379,235 and $3,317,060 were pledged as collateral, respectively)	3,581,597	3,503,326
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	109,712	110,984
Other investment securities, at fair value (of which $11,846 and $11,515 were pledged as collateral, respectively)	11,846	11,515
Warehouse line receivable	13,462	—
Investment related receivable (of which $0 and $21,959 were pledged as collateral, respectively)	3,136	24,887
Interest receivable	10,087	10,396
Deferred financing costs, net	817	882
Derivative instruments, at fair value	20,942	53,315
Other assets	705	854
Total Assets	$3,895,410	$3,911,576

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$2,991,989	$3,034,058
Non-recourse securitized debt, at fair value	38,656	43,354
Investment related payable	13,299	—
Obligation to return cash held as collateral	11,426	38,654
Accrued interest payable	11,077	8,708
Derivative instruments, at fair value	8,729	4,610
Payable to related party	5,218	5,444
Dividends payable	16,912	16,812
Accounts payable and accrued expenses	1,069	2,335
Total Liabilities	3,098,375	3,153,975

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,051,303 and 32,038,970 shares issued and outstanding, respectively	320	320
Additional paid-in capital	792,877	792,010
Retained earnings/(accumulated deficit)	3,769	(34,798)
Total Stockholders’ Equity	797,035	757,601
Total Liabilities and Stockholders’ Equity	$3,895,410	$3,911,576

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Residential mortgage-backed securities	$35,991	$39,032	$71,816	$75,946
Securitized mortgage loans	1,927	2,297	4,173	3,630
Other	223	—	332	—
Total interest income	38,141	41,329	76,321	79,576
Interest expense:
Repurchase agreements	(7,078)	(6,729)	(13,904)	(12,636)
Securitized debt	(432)	(508)	(874)	(818)
Total interest expense	(7,510)	(7,237)	(14,778)	(13,454)

Net interest income	30,631	34,092	61,543	66,122

Other income/(loss), net:
Realized loss on sale of residential mortgage-backed securities, net	(7,072)	(47,508)	(18,882)	(31,713)
Gain/(loss) on derivative instruments, net (includes ($14,467), $79,778, ($33,185), and $78,119 of unrealized gains/(losses), respectively)	(27,133)	83,369	(64,323)	77,571
Unrealized gain/(loss) on residential mortgage-backed securities, net	51,590	(134,822)	102,237	(167,870)
Unrealized gain/(loss) on securitized debt	(364)	887	(354)	15
Unrealized gain/(loss) on securitized mortgage loans, net	2,042	(3,473)	3,096	(625)
Unrealized gain on other investment securities	54	—	176	—
Other, net	(49)	43	(31)	68
Other income/(loss), net	19,068	(101,504)	21,919	(122,554)

Operating expenses:
General and administrative (includes ($408), ($146), ($867) and ($545) of non-cash stock based compensation, respectively)	(2,921)	(2,434)	(6,016)	(5,285)
Management fee – related party	(2,774)	(2,921)	(5,560)	(5,710)
Total operating expenses	(5,695)	(5,355)	(11,576)	(10,995)

Net income/(loss)	$44,004	$(72,767)	$71,886	$(67,427)
Preferred stock dividends declared	(3,450)	(3,450)	(6,900)	(6,900)
Net income/(loss) allocable to common stock and participating securities	$40,554	$(76,217)	$64,986	$(74,327)

Earnings/(loss) per common share - basic	$1.26	$(2.39)	$2.02	$(2.59)
Earnings/(loss) per common share - diluted	$1.25	$(2.39)	$2.01	$(2.59)

Dividends declared per share of common stock	$0.42	$0.70	$0.82	$1.40

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit/Retained Earnings	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601
Grant of restricted stock to independent directors	—	—	9,208	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	3,125	—	—	—	—
Equity based compensation expense	—	—		—	867	—	867
Net income	—	—	—	—	—	71,886	71,886
Dividends declared on preferred stock	—	—	—	—	—	(6,900)	(6,900)
Dividends declared on common stock	—	—	—	—	—	(26,419)	(26,419)
Balance at June 30, 2014	6,900,000	$69	32,051,303	$320	$792,877	$3,769	$797,035

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income/(loss)	$71,886	$(67,427)
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(11,839)	6,627
Amortization of deferred financing costs	214	199
Equity based compensation expense	867	545
Unrealized (gain)/loss on mortgage-backed securities, net	(102,237)	167,870
Unrealized (gain)/loss on securitized mortgage loans, net	(3,096)	625
Unrealized (gain)/loss on derivative instruments, net	33,185	(78,119)
Unrealized (gain)/loss on securitized debt	354	(15)
Unrealized (gain) on other investment securities	(176)	—
Realized (gain) on sales of mortgage-backed securities	(3,392)	(35,572)
Realized loss on sales of mortgage-backed securities	22,274	67,285
Realized (gain)/ loss on derivative instruments	21,268	(10,028)
Realized loss on real estate owned, net	68	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	330	(1,970)
Decrease in other assets	102	117
Increase in accrued interest payable	2,369	383
(Decrease)/increase in accounts payable and accrued expenses	(1,261)	162
(Decrease) in payable to related party	(285)	(884)
Net cash provided by operating activities	30,631	49,798

Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(732,928)	$(2,328,588)
Proceeds from sales of mortgage-backed securities	647,859	1,830,267
Purchases of mortgage loans, simultaneously securitized	—	(113,038)
Purchase of other investment securities	(953)	—
Warehouse line advances	(13,462)	—
Proceeds from sales of real estate owned	30	—
(Increase)/decrease in restricted cash related to investing activities	(9,193)	32,787
(Decrease)/increase in cash collateral held related to investing activities	(27,228)	66,571
Principal payments received on mortgage-backed securities	137,282	205,373
Principal payments received on securitized mortgage loans	3,913	2,051
Principal payments received on other investment securities	802	—
Payments made on termination of derivative instruments	(6,424)	4,312
Purchase of interest rate swaptions	(11,537)	(10,512)
Other, net	1	33
Net cash (used) in investing activities	(11,838)	(310,744)

Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$5,621,450	$12,264,466
Repayments of repurchase agreement borrowings	(5,663,519)	(11,973,805)
(Increase)/decrease in restricted cash related to financing activities	31,559	(145,000)
Proceeds from issuance of securitized debt	—	50,375
Principal payments on securitized debt	(5,052)	(3,022)
Payments made for securitization/deferred financing costs	(169)	(777)
Dividends paid on preferred stock	(6,900)	(8,472)
Dividends paid on common stock and dividend equivalent rights	(26,107)	(47,911)
Proceeds from issuance of common stock	—	172,040
Payment of costs to issue preferred and common stock	—	(825)
Net cash provided/(used) by financing activities	(48,738)	307,069
Net increase/(decrease) in cash	(29,945)	46,123
Cash at beginning of period	127,959	149,576
Cash at end of period	$98,014	$195,699
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)
(Continued.)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$12,968	$13,666

Supplemental disclosure of non-cash investing/financing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$(13,299)	$963,603
Due from broker	$3,136	$1,558
Dividends and dividend equivalent rights declared, not yet paid	$17,124	$26,261
Payable for issuance of preferred and common stock	$—	$96
Deferred financing costs not yet paid	$14	$56
Derivative termination fee receivable for unsettled trades	$—	$6,680

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)
References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “RMBS” refer to residential mortgage-backed securities, “Agency RMBS” refer to RMBS issued or guaranteed by an Agency while “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “ARMs” refer to adjustable rate mortgages; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “ARM-RMBS” refer to RMBS collateralized by ARMs; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter generally adjust annually based on an increment over a specified interest rate index; “Agency IO” and “Agency Inverse IO” refer to Agency interest-only and Agency inverse interest-only securities, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; and “REO” refers to real estate owned.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. Through June 30, 2014, our asset portfolio consisted of Agency RMBS, including Agency IO and Agency Inverse IO, non-Agency RMBS and, to a lesser extent, securitized mortgage loans, a warehouse line receivable and other mortgage-related securities. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (or, the SEC) on February 21, 2014. Our results of operations for the quarterly period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At June 30, 2014 and December 31, 2013, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits.

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
Restricted cash represents cash held by our counterparties as collateral against our repurchase agreement borrowings, interest rate swaps (or, Swaps) or other derivative instruments. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under our repurchase agreement borrowings and Swaps, or returned to us when our collateral requirements are exceeded or at the maturity or termination of the derivative instrument or repurchase agreement.

(e)	Residential Mortgage-Backed Securities, Securitized Mortgage Loans, Other Investment Securities and Non-Recourse Securitized Debt
Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations (or, CMOs), including Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
Balance Sheet Presentation
Purchases and sales of RMBS and other investment securities are recorded on the trade date. Our RMBS and other investment securities pledged as collateral against borrowings under repurchase agreements are included in “Residential mortgage-backed securities, at fair value” and “Other investment securities, at fair value” on our consolidated balance sheet, respectively, with the fair value of securities pledged disclosed parenthetically.
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
Designation and Fair Value Option Election
Our investment securities are designated as available for sale. To date, we have elected the fair value option for all of our investment securities at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investment securities are recorded in earnings using the specific identification method.
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
(Dollars in thousands—except per share amounts)

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
Impairments
RMBS and Other Investment Securities: We have elected the fair value option for our RMBS and other investment securities. As such, all changes in the market value of our RMBS and other investment securities are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Note 4.)
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
Other Investment Securities
At June 30, 2014, our other investment securities were comprised of investments in Freddie Mac’s Structured Agency Credit Risk debt notes (or, STACR Notes). The STACR Notes represent unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes are included in “Other investment securities, at fair value” on our consolidated balance sheet. Interest income on the STACR Notes is included in “Interest income - other” and changes in the estimated fair value of the security are included in “Unrealized gain on other investment securities” on our consolidated statements of operations.

(f)	Interest Income Recognition
Investment Securities
Interest income on Agency pass-through RMBS and other investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
For Agency IO and Agency Inverse IO, income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
Interest income on non-Agency RMBS and other investment securities rated below AA or not rated by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore, actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
Securitized Mortgage Loans
Application of the interest method of accounting for our pool of securitized mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for the pool of mortgages. To the extent the actual performance of the pool is better than last expected, the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of the mortgage pool. However, if the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the original or the last calculated yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the securitized mortgage loans that is recorded in earnings) such that the yield will remain unchanged, decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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
(Dollars in thousands—except per share amounts)

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
Subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and, from time to time, TBA Contracts, as part of our interest rate risk management. We view our derivative instruments as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and/or the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in our consolidated statements of operations in the line item “Gain/(loss) on derivative instruments, net.”
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS by a specified issuer and for a specified face amount, coupon and stated term, at a predetermined price on the date stated in the contract. The particular Agency RMBS (i.e., Committee on Uniform Securities Identification Procedures, or CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which applies: (i) when there is no other way to purchase or sell that security; (ii) if delivery of that security and settlement will occur within the shortest period possible for that type of security; and (iii) if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in our consolidated statements of operations in the line item “Gain/(loss) on derivative instruments, net.”

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(k)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2014, none of our repurchase agreements had been accounted for as components of linked transactions. With the exception of securities obtained in connection with our securitization that were eliminated in consolidation, through June 30, 2014, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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
We have elected to treat one wholly-owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and is subject to U.S. Federal, state and local income tax at regular corporate tax rates. The TRS was established in connection with the purchase of the pool of residential mortgage loans in February 2013 and the securitization transaction as discussed in Notes 5 and 13.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2011 to date. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

In July 2013, the FASB issued guidance to eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or when a tax credit carry forward exists. Under the new guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date (e.g., an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled). The guidance does not require new recurring disclosures. The guidance applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists at the reporting date. The guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments are to be applied prospectively to all unrecognized tax benefits that exist at the effective date, although retrospective application is permitted. The adoption of this guidance did not impact our consolidated financial statements.
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
In June 2014, the FASB issued guidance that changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. These transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. In addition, the guidance requires additional disclosures. The guidance is effective for the first interim or annual period beginning after December 15, 2014. Earlier application for a public company is prohibited. The new guidance is not expected to have a material impact on our consolidated financial statements.
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
(Dollars in thousands—except per share amounts)

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
Any changes to our valuation methodology will be reviewed by our Manager and audit committee to ensure the changes are appropriate. We may refine our valuation methodologies as markets and products develop. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and are believed to result in valuations consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of estimated fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
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
(Dollars in thousands—except per share amounts)

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
(e) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of June 30, 2014 and December 31, 2013 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at June 30, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,168,403	$1,413,194	$3,581,597
Securitized mortgage loans	—	—	109,712	109,712
Other investment securities	—	11,846	—	11,846
Swaps/Swaptions	—	20,942	—	20,942
Total	$—	$2,201,191	$1,522,906	$3,724,097
Liabilities:
Swaps	$—	$8,729	$—	$8,729
Non-recourse securitized debt	—	—	38,656	38,656
Total	$—	$8,729	$38,656	$47,385

	Estimated Fair Value at December 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,290,537	$1,212,789	$3,503,326
Securitized mortgage loans	—	—	110,984	110,984
Other investment securities	—	—	11,515	11,515
Short TBA Contracts	—	750	—	750
Swaps/Swaptions	—	52,565	—	52,565
Total	$—	$2,343,852	$1,335,288	$3,679,140
Liabilities:
Swaps	$—	$4,610	$—	$4,610
Non-recourse securitized debt	—	—	43,354	43,354
Total	$—	$4,610	$43,354	$47,964

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(f) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$1,298,541	$595,838	$1,212,789	$605,197
Purchases	134,285	186,464	231,877	231,478
Sales	(4,742)	(7,575)	(11,309)	(65,563)
Principal repayments	(34,871)	(25,194)	(62,990)	(48,609)
Realized gains, net	298	1,442	2,434	9,730
Unrealized gains/(loss), net (1)	4,815	(8,035)	11,285	2,915
Discount accretion	14,868	8,084	29,108	15,876
Ending balance	$1,413,194	$751,024	$1,413,194	$751,024

(1)
Includes unrealized losses that have been classified as OTTI of $1,462 and $1,227 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $2,633 and $1,531 for the six months ended June 30, 2014 and June 30, 2013, respectively.

The following table presents a summary of the changes in the fair value of our securitized mortgage loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$110,307	$114,881	$110,984	$—
Purchases	—	—	—	113,038
Principal repayments	(2,414)	(1,054)	(3,913)	(2,051)
Discount accretion and other adjustments	(223)	(76)	(264)	(84)
Unrealized gain/(loss) during the period, net (1)	2,042	(3,473)	3,096	(625)
Transfer to REO	—	—	(191)	—
Ending balance	$109,712	$110,278	$109,712	$110,278

(1)
Amount is net of losses recognized as OTTI of $782 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $2,967 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively.

During the six months ended June 30, 2014, we transferred our other investment securities from Level III to Level II of the fair value hierarchy, all of which occurred during the three months ended March 31, 2014. These securities, comprised of STACR Notes, were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.
The following table presents a summary of the changes in the fair value of our Level III other investment securities for the six months ended June 30, 2014:

Six Months Ended June 30, 2014 (1)
Beginning balance	$11,515
Transfer out of Level III fair values	(11,515)
Ending balance	$—

(1)	We did not have any securities included in "Other investment securities, at fair value" prior to July 2013.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents a summary of the changes in the fair value of our securitized debt for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$41,226	$49,852	$43,354	$—
Debt issued during the period	—	—	—	50,375
Principal paid	(2,934)	(1,627)	(5,052)	(3,022)
Unrealized (gain)/loss	364	(887)	354	(15)
Ending balance	$38,656	$47,338	$38,656	$47,338
The following table presents key unobservable input assumptions used to arrive at the estimated fair value of our securitized mortgage loans at June 30, 2014:

Assumption	Weighted Average	Range
Default rate	5.78%	—%	to	11.64%
Loss severity	51.71%	—%	to	81.55%
Voluntary prepayments	1.15%	—%	to	1.40%
Discount rate	7.07%	2.29%	to	15.00%
(g) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$3,136	$3,136	$24,887	$24,887
Warehouse line receivable (1)	$13,462	$13,462	$—	$—
Financial liabilities:
Repurchase agreements	$2,991,989	$2,992,139	$3,034,058	$3,034,230
Investment related payable (1)	$13,299	$13,299	$—	$—

(1)	Carrying value approximates fair value due to the short-term nature of the item.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 77 days and 42 days at June 30, 2014 and December 31, 2013, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 4 – Residential Mortgage-Backed Securities and Other Investment Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at June 30, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Estimated Weighted Average Yield (3)
	June 30, 2014
Agency RMBS - 30-Year Mortgages:
3.5% Coupon	$88,735	$5,167	$93,902	$91,263	$—	$(2,639)	3.50%	2.58%
4.0% Coupon	1,295,054	95,147	1,390,201	1,372,490	7,399	(25,110)	4.00%	2.83%
4.5% Coupon	537,388	40,294	577,682	584,812	7,130	—	4.50%	2.96%
	1,921,177	140,608	2,061,785	2,048,565	14,529	(27,749)	4.12%	2.86%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	50,435	1,352	51,787	52,309	522	—	3.00%	2.48%
Agency IO (4)	—	—	39,144	42,368	3,224	—	3.96%	0.67%
Agency Inverse IO (4)	—	—	25,070	25,161	228	(137)	6.06%	13.52%
Total Agency	1,971,612	141,960	2,177,786	2,168,403	18,503	(27,886)	4.17%	2.93%
Non-Agency RMBS	1,630,824	(309,156)	1,321,668	1,413,194	95,014	(3,488)	1.23%	6.16%
Total RMBS	$3,602,436	$(167,196)	$3,499,454	$3,581,597	$113,517	$(31,374)	3.01%	4.15%

	December 31, 2013
Agency RMBS - 30-Year Mortgages:
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)	4.12%	1.06%
3.5% Coupon	303,026	19,925	322,951	301,068	—	(21,883)	3.50%	2.54%
4.0% Coupon	1,558,943	120,636	1,679,579	1,602,080	—	(77,499)	4.00%	2.84%
4.5% & 5.0% Coupons	235,127	18,266	253,393	250,136	—	(3,257)	4.52%	3.18%
	2,108,715	159,609	2,268,324	2,165,623	—	(102,701)	3.99%	2.82%
Agency RMBS - 15-Year Mortgages:
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)	3.00%	2.50%
Agency IO (4)	—	—	41,521	44,425	3,254	(350)	3.95%	1.58%
Agency Inverse IO (4)	—	—	27,673	26,778	50	(945)	6.16%	15.16%
Total Agency	2,161,414	161,022	2,391,630	2,290,537	3,304	(104,397)	4.08%	2.94%
Non-Agency RMBS	1,438,007	(302,827)	1,135,180	1,212,789	81,876	(4,267)	1.24%	6.73%
Total RMBS	$3,599,421	$(141,805)	$3,526,810	$3,503,326	$85,180	$(108,664)	3.09%	4.16%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $13,299 at June 30, 2014 with an estimated fair value of $13,202. We had no unsettled purchases at December 31, 2013.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(h).

(2)
Amortized cost is reduced by unrealized losses that are classified as OTTI. We recognized OTTI of $2,219 and $2,015 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $3,390 and $4,952 for the six months ended June 30, 2014 and June 30, 2013, respectively.

(3)	The estimated weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At June 30, 2014 and December 31, 2013, our Agency IO had a notional balance of $401,322 and $410,187, respectively, and our Agency Inverse IO had a notional balance of $123,339 and $145,650, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuing Agency at June 30, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	June 30, 2014
Fannie Mae
3.5% Coupon	$19,598	$1,054	$20,652	$20,183	$—	$(469)
4.0% Coupon	577,543	45,966	623,509	613,558	1,409	(11,360)
4.5% Coupon	429,382	32,439	461,821	467,485	5,664	—
	1,026,523	79,459	1,105,982	1,101,226	7,073	(11,829)
Freddie Mac
3.0% Coupon	50,435	1,352	51,787	52,309	522	—
3.5% Coupon	69,137	4,113	73,250	71,080	—	(2,170)
4.0% Coupon	717,511	49,181	766,692	758,932	5,990	(13,750)
4.5% Coupon	108,006	7,855	115,861	117,327	1,466	—
	945,089	62,501	1,007,590	999,648	7,978	(15,920)
Total Agency pass-through RMBS	$1,971,612	$141,960	$2,113,572	$2,100,874	$15,051	$(27,749)

	December 31, 2013
Fannie Mae
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)
3.5% Coupon	195,625	12,982	208,607	194,518	—	(14,089)
4.0% Coupon	867,103	70,437	937,540	894,009	—	(43,531)
4.5% Coupon	210,356	16,301	226,657	223,536	—	(3,121)
	1,284,703	100,502	1,385,205	1,324,402	—	(60,803)
Freddie Mac
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)
3.5% Coupon	107,402	6,943	114,345	106,551	—	(7,794)
4.0% Coupon	691,838	50,199	742,037	708,069	—	(33,968)
4.5% & 5.0% Coupons	24,772	1,965	26,737	26,601	—	(136)
	876,711	60,520	937,231	894,932	—	(42,299)
Total Agency pass-through RMBS	$2,161,414	$161,022	$2,322,436	$2,219,334	$—	$(103,102)
(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,252,886	$(211,160)	$1,041,726	$1,112,709	$73,756	$(2,773)
Alt-A	195,910	(50,717)	145,193	158,942	14,020	(271)
Option ARMs	182,028	(47,279)	134,749	141,543	7,238	(444)
Total Non-Agency RMBS	$1,630,824	$(309,156)	$1,321,668	$1,413,194	$95,014	$(3,488)
(Tables continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(Continued.)

	December 31, 2013
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,128,254	$(222,816)	$905,438	$964,740	$62,685	$(3,383)
Alt-A	164,010	(36,935)	127,075	139,425	12,831	(481)
Option ARMs	145,743	(43,076)	102,667	108,624	6,360	(403)
Total Non-Agency RMBS	$1,438,007	$(302,827)	$1,135,180	$1,212,789	$81,876	$(4,267)
(d) Unrealized Loss Positions on Investment Securities
The following table presents information about our investment securities that were in an unrealized loss position at June 30, 2014:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency pass-through RMBS	$—	$—	—	$1,003,992	$(27,749)	25
Agency IO	—	—	—	—	—	—
Agency Inverse IO	7,898	(79)	2	1,035	(58)	1
Total Agency RMBS	7,898	(79)	2	1,005,027	(27,807)	26
Non-Agency RMBS	263,352	(2,463)	42	38,479	(1,025)	12
Total RMBS	$271,250	$(2,542)	44	$1,043,506	$(28,832)	38
(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
Agency RMBS	$24,717	$(8,361)	$16,356	$50,524	$(17,010)	$33,514
Non-Agency RMBS	4,767	14,868	19,635	9,194	29,108	38,302
Total	$29,484	$6,507	$35,991	$59,718	$12,098	$71,816

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
Agency RMBS	$41,887	$(13,499)	$28,388	$77,691	$(22,450)	$55,241
Non-Agency RMBS	2,560	8,084	10,644	4,829	15,876	20,705
Total	$44,447	$(5,415)	$39,032	$82,520	$(6,574)	$75,946

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(f) Realized and Unrealized Gains and Losses on RMBS
The following tables present components of net realized gains/(losses) and the change in net unrealized gains/(losses) on our RMBS portfolio for the periods presented:

	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
RMBS Type	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Agency pass-through - fixed rate	$(7,168)	$47,672	$(21,467)	$90,340
Agency IO	61	(1,334)	61	(293)
Agency Inverse IO	(263)	437	149	843
Agency ARM	—	—	(59)	62
Non-Agency	298	4,815	2,434	11,285
Total	$(7,072)	$51,590	$(18,882)	$102,237

RMBS Type	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Agency pass-through - fixed rate	$(49,204)	$(122,074)	$(41,850)	$(163,663)
Agency IO	—	2,302	60	2,161
Agency Inverse IO	254	(7,014)	347	(9,283)
Non-Agency	1,442	(8,036)	9,730	2,915
Total	$(47,508)	$(134,822)	$(31,713)	$(167,870)
(g) Contractual Maturities of RMBS, at Fair Value
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at June 30, 2014 and December 31, 2013:

Contractual Maturities of RMBS (1)	June 30, 2014	December 31, 2013
> 10 years up to and including 20 years	$313,840	$189,243
> 20 years up to and including 30 years	3,163,062	2,861,028
> 30 years	104,695	453,055
Total	$3,581,597	$3,503,326

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(h) Components of Discount on Non-Agency RMBS
The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(87,011)	$(206,429)	$(109,299)	$(193,647)
Accretion of discount	—	14,837	—	29,059
Realized credit losses	1,125	—	2,305	—
Purchases	(29,499)	(2,916)	(31,538)	(10,858)
Sales and other	2,485	(470)	8,998	(1,727)
OTTI recognized in earnings	(1,462)	—	(2,633)	—
Transfers/release of credit reserve	3,278	(3,278)	21,083	(21,083)
Balance at end of period	$(111,084)	$(198,256)	$(111,084)	$(198,256)

(1)
At June 30, 2014, our non-Agency RMBS had gross discounts of $309,340, which included credit discounts of $99,231 and OTTI of $11,853. At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219.

(i) Other Investment Securities
To date, our other investment securities have been comprised of STACR Notes. STACR Notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a certain pool of residential mortgage loans. STACR Notes pay interest monthly at a rate of one-month London Interbank Offer Rate (or, LIBOR) plus 3.4%. We recognized interest income of $103 and $204 on our STACR Notes for the three months and six months ended June 30, 2014, respectively. At June 30, 2014, our STACR Notes had a coupon rate of 3.55%, an amortized cost of $11,335 and an estimated fair value of $11,846.
Note 5 – Securitized Mortgage Loans
In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038, which we simultaneously securitized. At June 30, 2014, our securitized mortgage loans were carried at their fair value of $109,712, comprised of an amortized cost of $99,704 and unrealized gains of $10,008. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts and OTTI recognized plus accretion of discount. Our securitized mortgage loan pool at June 30, 2014 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. We appointed the servicer who is responsible for servicing our securitized mortgage loans, which servicer may, over time, modify certain provisions of the loans in order to mitigate losses. (See Note 13.)
The following table presents a summary of the changes in the carrying value of securitized mortgage loans held for investment for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance beginning of period	$110,307	$114,881	$110,984	$—
Purchases during the period	—	—	—	113,038
Principal repayments	(2,414)	(1,054)	(3,913)	(2,051)
Discount accretion and other adjustments	(223)	(76)	(264)	(84)
Unrealized gain/(loss) during the period, net (1)	2,042	(3,473)	3,096	(625)
Transfer to REO	—	—	(191)	—
Balance at end of period	$109,712	$110,278	$109,712	$110,278

(1)
Amount is net of losses recognized as OTTI of $782 and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively, and $2,967 and $0 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents the five largest U.S. states represented in our securitized mortgage loans at June 30, 2014 based on principal balance:

Property Location	State Concentration	Principal Balance
California	21.1%	$30,432
Florida	13.8	19,929
Maryland	12.0	17,355
Texas	7.5	10,869
New Jersey	7.2	10,433
Other	38.4	55,127
Total	100.0%	$144,145
Note 6 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at June 30, 2014 and December 31, 2013:

Investment Category	June 30, 2014	December 31, 2013
Agency RMBS - Fannie Mae	$3,747	$4,537
Agency RMBS - Freddie Mac	4,503	4,274
Non-Agency RMBS	971	902
Total RMBS interest receivable	9,221	9,713
Securitized mortgage loans	736	676
Other investment securities	7	7
Warehouse line receivable	123	—
Total interest receivable	$10,087	$10,396
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Unsettled sales of Agency RMBS	$—	$21,978
Principal payments due from broker for non-Agency RMBS	3,136	2,909
Total investment related receivables	$3,136	$24,887
Note 7 – Borrowings Under Repurchase Agreements
As of June 30, 2014, we had master repurchase agreements with 24 counterparties and had outstanding borrowings of $2,991,989 with 17 counterparties. At June 30, 2014 and December 31, 2013, we had approximately $817 and $882, respectively, of deferred financing costs, net of amortization, included in “Deferred financing costs, net” on our consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 18 months. The following table presents certain characteristics of our repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,905,783	0.35%	22	$2,082,447	0.42%	19
Non-Agency RMBS (1)	1,075,603	1.99	174	942,091	2.00	94
Other investment securities	10,603	1.83	24	9,520	1.74	24
Total	$2,991,989	0.94%	77	$3,034,058	0.91%	42

(1)
Includes $28,569 and $27,014 of repurchase borrowings collateralized by non-Agency RMBS of $48,638 and $47,057 at June 30, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following table presents repricing information about our borrowings under repurchase agreements, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
30 days or less	$1,972,910	0.79%	$2,349,800	0.83%
> 30 days up to and including 60 days	586,467	0.67	534,487	0.95
> 60 days up to and including 90 days	47,317	1.83	55,950	2.06
> 90 days up to and including 120 days	88,657	1.63	13,406	2.05
> 120 days up to and including 360 days	296,638	2.20	74,682	2.21
> 360 days	—	—	5,733	2.59
Total	$2,991,989	0.94%	$3,034,058	0.91%
The following table presents the contractual maturity of our repurchase agreements at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
30 days or less	$1,777,077	0.64%	$2,181,208	0.70%
> 30 days up to and including 60 days	586,467	0.67	534,487	0.95
> 60 days up to and including 90 days	47,317	1.83	55,950	2.06
> 90 days up to and including 120 days	88,657	1.63	13,406	2.05
> 120 days up to and including 360 days	296,639	2.20	243,274	2.36
> 360 days	195,832	2.16	5,733	2.59
Total	$2,991,989	0.94%	$3,034,058	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 8 – Collateral Positions
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$11,743	$11,426	$2,550	$38,654
Repurchase agreement borrowings:
Agency RMBS	1,996,566	—	2,125,767	—
Non-Agency RMBS (2)	1,427,238	—	1,256,250	—
Other investment securities	11,846	—	11,515	—
Restricted cash	33,349	—	64,908	—
	3,468,999	—	3,458,440	—
Clearing margin:
Agency RMBS	4,069	—	4,059	—
Total	$3,484,811	$11,426	$3,465,049	$38,654

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and therefore is included in cash with a corresponding liability on our consolidated balance sheet.

(2)
Includes non-Agency RMBS of $48,638 and $47,057 at June 30, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$1,996,566	$2,011,426	$6,382	$2,002,948
Non-Agency RMBS (2)	1,427,238	1,333,410	1,059	1,428,297
Other investment securities	11,846	11,335	7	11,853
Cash	33,349	—	—	33,349
	3,468,999	3,356,171	7,448	3,476,447
Cash pledged for derivatives	11,743	—	—	11,743
Agency RMBS pledged for clearing margin	4,069	4,014	13	4,082
Total	$3,484,811	$3,360,185	$7,461	$3,492,272
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(Continued.)

	December 31, 2013
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$2,125,767	$2,225,769	$6,850	$2,132,617
Non-Agency RMBS (3)	1,256,250	1,174,007	1,150	1,257,400
Other investment securities	11,515	11,180	7	11,522
Cash	64,908	—	—	64,908
	3,458,440	3,410,956	8,007	3,466,447
Cash pledged for Swaps and Swaptions	2,550	—	—	2,550
Agency RMBS pledged for clearing margin	4,059	4,331	12	4,071
Total	$3,465,049	$3,415,287	$8,019	$3,473,068

(1)	There were no unsettled trades at June 30, 2014. Includes Agency RMBS of $21,959 that were sold but unsettled at December 31, 2013.

(2)	Includes a non-Agency RMBS with a fair value of $48,638, an amortized cost of $45,896 and the associated interest receivable of $124, all of which were eliminated in consolidation with a VIE.

(3)	Includes a non-Agency RMBS with a fair value of $47,057, an amortized cost of $42,400 and the associated interest receivable of $141, all of which were eliminated in consolidation with a VIE.
In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. As a part of the securitization transaction, the most senior security created was sold to a third-party investor and as such, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” The securitized mortgage loans held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. As such, the fair value of the securitized mortgage loans is effectively viewed as collateralizing the non-recourse securitized debt on our consolidated balance sheet at June 30, 2014. (See Note 13.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through June 30, 2014, we remained in compliance with all of our financial covenants. (See Note 10.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

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
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at June 30, 2014 and December 31, 2013:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
June 30, 2014
Swaps and Swaptions, at fair value	$20,942	$—	$20,942	$(4,805)	$(11,426)	$4,711
December 31, 2013
Swaps and Swaptions, at fair value	$52,565	$—	$52,565	$(2,643)	$(38,016)	$11,906
Short TBA Contracts, at fair value	750	—	750	—	(638)	112
	$53,315	$—	$53,315	$(2,643)	$(38,654)	$12,018
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
June 30, 2014
Swaps and Swaptions, at fair value	$8,729	$—	$8,729	$(4,805)	$(3,924)	$—
Repurchase agreements	2,991,989	—	2,991,989	(2,991,989)	—	—
	$3,000,718	$—	$3,000,718	$(2,996,794)	$(3,924)	$—
December 31, 2013
Swaps and Swaptions, at fair value	$4,610	$—	$4,610	$(2,643)	$(1,967)	$—
Repurchase agreements	3,034,058	—	3,034,058	(3,034,058)	—	—
	$3,038,668	$—	$3,038,668	$(3,036,701)	$(1,967)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at June 30, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,435,650 (which includes $48,638 of RMBS that are not included in our consolidated balance sheet, as such assets were eliminated in consolidation with a VIE) and $3,393,532 at June 30, 2014 and December 31, 2013, respectively.

(4)
Total cash pledged against our derivatives was $11,743 and $2,550 at June 30, 2014 and December 31, 2013, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $33,349 and $64,908 at June 30, 2014 and December 31, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 10 – Derivative Instruments
We enter into derivative contracts, which through June 30, 2014 have from time to time been comprised of Swaps, Swaptions, and Short TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
Pursuant to our Swaps, we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the Swap. The variable amount that we receive from our Swap counterparties is typically based on three-month LIBOR. We pay a premium to our Swaption counterparties to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
We had no TBA Contracts at June 30, 2014. At December 2013, we had four Short TBA Contracts with a weighted average sale price of 102.93% for $400,000 of 4.0% coupon, Fannie Mae 30-Year RMBS. These Short TBA Contracts settled in February 2014, resulting in a net realized loss of $7,156.
Information with respect to our derivative instruments as presented on our consolidated balance sheets at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$18,087	$1,007,000	$40,135
Swaptions - assets	1,335,000	2,855	1,375,000	12,430
Swaps - (liabilities)	730,000	(8,729)	580,000	(4,610)
Short TBA Contracts - assets	—	—	400,000	750
Total Derivative Instruments	$3,022,000	$12,213	$3,362,000	$48,705
The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
Term to Maturity	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)
> One year up to and including three years	$580,000	1.20%	2.7	$110,000	1.38%	2.8
> Three years up to and including five years	529,000	0.90	3.4	999,000	1.02	3.7
> Five years	578,000	2.13	8.4	478,000	1.98	8.7
Total	$1,687,000	1.43%	4.9	$1,587,000	1.34%	5.1
At June 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.72%. The following table presents information about our Swaptions at June 30, 2014:

	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.50 - 3.00%	$879	11	$160,000	5.0	2.77%
3.50 - 4.00%	1,976	6	1,075,000	10.0	3.79
4.00 - 4.50%	—	2	100,000	10.0	4.41
	$2,855	6	$1,335,000	9.4	3.72%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Character of Gain/(Loss) on Derivative Instruments	2014	2013	2014	2013
Net interest payments/accruals on Swaps (1)	$(5,081)	$(6,437)	$(9,870)	$(10,576)
Gains on the termination of Swaps, net (1)	—	8,589	—	8,589
Gain/(losses) on the termination and expiration of Swaptions, net (1)	(7,585)	1,439	(14,112)	1,439
Losses on settlement of Short TBA Contracts (1)	—	—	(7,156)	—
Change in fair value of Swaps (2)	(15,244)	71,713	(26,168)	70,793
Change in fair value of Swaptions (2)	777	8,888	(6,267)	8,149
Change in fair value of Short TBA Contracts (2)	—	(823)	(750)	(823)
Total	$(27,133)	$83,369	$(64,323)	$77,571
Note: Each of the items presented is included as a component of “Gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our use of derivative instruments for the periods presented:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Swaps	Swaptions	Short TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$1,687,000	$1,275,000	$400,000	$1,587,000	$1,375,000
Notional amount of contracts entered	—	560,000	—	100,000	1,010,000
Notional amount of contracts terminated and expired	—	(500,000)	(400,000)	—	(1,050,000)
Ending Notional Balance	$1,687,000	$1,335,000	$—	$1,687,000	$1,335,000

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Swaps	Swaptions	Short TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$2,207,000	$225,000	$—	$1,500,000	$75,000
Notional amount of contracts entered	175,000	625,000	—	882,000	775,000
Notional amount of contracts terminated and expired	(350,000)	(75,000)	—	(350,000)	(75,000)
Ending Notional Balance	$2,032,000	$775,000	$—	$2,032,000	$775,000
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through June 30, 2014, we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 8 and 9.) If we had breached any of these provisions at June 30, 2014, we could have been required to settle our obligations under our Swaps at their termination value of $11,187, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 11 – Interest Payable
The following table presents the components of our interest payable at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Repurchase borrowings collateralized by Agency RMBS	$1,380	$2,091
Repurchase borrowings collateralized by non-Agency RMBS (1)	6,554	4,637
Repurchase borrowings collateralized by other investment securities	83	31
Securitized debt	124	141
Swaps	2,936	1,808
Total interest payable	$11,077	$8,708

(1)
Includes $125 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at June 30, 2014, which security was eliminated from our balance sheet in consolidation.

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
Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of adjusted stockholders’ equity (as defined in the Management Agreement), calculated and payable quarterly in arrears.
The initial term of the Management Agreement expired on July 27, 2014 and was automatically renewed for a one-year term until July 27, 2015. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will continue to automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We incurred management fees of $2,774 and $2,921 for the three months ended June 30, 2014 and 2013, respectively, and $5,560 and $5,710 for the six months ended June 30, 2014 and 2013, respectively. In addition to the management fee, we are responsible for reimbursing our Manager, or any of its affiliates, for certain expenses paid by such parties on our behalf and for certain services provided for us by our Manager or any of its affiliates. We recorded expenses of $2,553 and $1,953 for the three months ended June 30, 2014 and 2013, respectively, and $4,490 and $4,317 for the six months ended June 30, 2014 and 2013, respectively, related to reimbursements for certain expenses incurred by our Manager or its affiliates on our behalf. Expenses incurred by our Manager or its affiliates and reimbursed by us are typically included in our general and administrative expense on our consolidated statements of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At June 30, 2014 and December 31, 2013, $2,774 and $2,928, respectively, for management fees incurred but not yet paid were included in payable to related party on our consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our securitization transaction, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through June 30, 2014, no repurchase claims had been made against us, and we do not believe that the amount of any future

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At June 30, 2014, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 13.)
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding balance of senior security at June 30, 2014	$37,348
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross securitization expenses incurred ($615 net of amortization as of June 30, 2014) (2)	$829
Pass-through interest rate for senior security issued - fixed rate	4.00%

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

(2)	Securitization expenses incurred were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party.
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction for each reporting period from inception through June 30, 2014.
For financial statement reporting purposes, given that we consolidate the securitization trust, no gain or loss was reported on the sale of the mortgage loans to the securitization trust. Since the underlying trust is consolidated, the securitization is

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

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
As of June 30, 2014, the aggregate fair value of our securitized mortgage loans was $109,712, and are presented on our consolidated balance sheet as “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
At June 30, 2014, the securitized debt collateralized by residential mortgage loans had a principal balance of $37,348. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at June 30, 2014, based on expected cash flows of the securitized mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	June 30, 2014
One year or less	$7,391
> One year up to and including three years	18,726
> Three years up to and including five years	11,231
Total	$37,348
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Assets:
Securitized mortgage loans, at fair value	$109,712	$110,984
Interest receivable	$736	$676
Liabilities:
Non-recourse securitized debt, at fair value	$38,656	$43,354
Accrued interest payable	$124	$141
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income - securitized mortgage loans	$1,927	$2,297	$4,173	$3,630
Interest expense - securitized debt	$(432)	$(508)	$(874)	$(818)
Unrealized gain/(loss) on securitized mortgage loans, net	$2,042	$(3,473)	$3,096	$(625)
Unrealized gain/(loss) on securitized debt	$(364)	$887	$(354)	$15
Other, net	$(68)	$—	$(68)	$—
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the period presented:

	Six Months Ended June 30,
	2014	2013
Net income	$5,973	$2,202
Premium amortization/(discount accretion), net	$263	$51
Amortization of deferred financing costs	$83	$50
Unrealized (gain)/loss on securitized mortgage loans, net	$(3,096)	$625
Unrealized (gain)/loss on securitized debt	$354	$(15)
Realized loss on real estate owned, net	$68	$—
(Increase) in accrued interest receivable, less purchased interest	$(60)	$(753)
Increase/(decrease) in accrued interest payable	$(17)	$158
Purchase of mortgage loans, simultaneously securitized	$—	$(113,038)
Proceeds from sales of real estate owned	$30	$—
Other, net	$1	$33
Principal payments received on securitized mortgage loans	$3,913	$2,051
Proceeds from issuance of securitized debt	$—	$50,375
Principal payments on securitized debt	$(5,052)	$(3,022)
Note 14 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At June 30, 2014, 1,338,893 awards were available for grant under the LTIP. To date, all awards made pursuant to the LTIP vest over a three year period in either quarterly or annual installments, provided that there has not been a termination of service of the grantee.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted Common Stock	$103	$91	$193	$168
RSUs	305	55	674	377
Total	$408	$146	$867	$545
At June 30, 2014, we had estimated unrecognized compensation expense of $1,304 and $462 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at June 30, 2014 is expected to be recognized over a weighted average period of 1.0 year. As of June 30, 2014, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 4.2% with respect to RSUs. Through June 30, 2014, no cash was used in the settlement of awards issued pursuant to the LTIP.
The following table presents information about our equity awards for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	182,359	$19.48	165,119	$20.16	183,922	$19.47	166,682	$20.14
RSUs granted	—	—	6,250	18.09	—	—	6,250	18.09
RSUs canceled upon delivery of common stock	(1,562)	17.95	(1,562)	17.95	(3,125)	17.95	(3,125)	17.95
RSUs outstanding at end of period	180,797	$19.50	169,807	$20.10	180,797	$19.50	169,807	$20.10

Vested RSUs	62,160	$19.76	9,110	$16.94	62,160	$19.76	9,110	$16.94
Unvested RSUs	118,637	$19.36	162,021	$20.24	118,637	$19.36	162,021	$20.24

Restricted common stock awards outstanding at beginning of period	25,140	$20.52	36,120	$19.79	28,040	$20.37	38,468	$19.69
Restricted common stock granted	9,208	16.29	6,748	22.22	9,208	16.29	6,748	22.22
Restricted common stock vested	(2,908)	19.03	(2,344)	18.27	(5,808)	19.03	(4,692)	18.29
Restricted common stock outstanding at end of period	31,440	$19.42	40,524	$20.28	31,440	$19.42	40,524	$20.28

(1)	Amounts are not in thousands.
The following table presents information about our unvested RSUs for the periods presented:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)
Unvested RSUs at beginning of period	124,688	$19.30	127,241	$19.26
RSUs granted	—	—	—	—
RSUs vested	(6,051)	18.16	(8,604)	17.94
RSUs cancelled, forfeited or expired	—	—	—	—
Unvested RSUs at end of period	118,637	$19.36	118,637	$19.36

(1)	Amounts are not in thousands.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Restricted stock granted in the three and six months ended June 30, 2014, all of which were granted in April 2014, had a grant date fair value of $150.  We did not grant any RSUs during the six months ended June 30, 2014. The grant date fair value of restricted stock that vested during the three and six months ended June 30, 2014 was $55 and $110, respectively. The grant date fair value of the RSUs that vested during the three and six months ended June 30. 2014 was $110 and $154, respectively.
Note 15 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2013 through June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2013 through June 30, 2014:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600

(1)	We raised net equity capital of $22,421 and $149,221 after offering costs of $19 and $379 for the shares issued on March 25, 2013 and March 13, 2013, respectively.
(c) Preferred Stock
At June 30, 2014 and December 31, 2013, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are characterized as equity instruments.
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
(Dollars in thousands—except per share amounts)

Supplementary designating the Preferred Stock, or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At June 30, 2014, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through June 30, 2014, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(f) Stock Repurchase Program
On November 6, 2013, our Board of Directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through June 30, 2014, we had not repurchased any shares of common stock under the Repurchase Program.
Note 16 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net Income/(loss)	$44,004	$(72,767)	$71,886	$(67,427)
Less:
Dividends declared on Preferred Stock	3,450	3,450	6,900	6,900
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	263	139	416	273
Net income/(loss) allocable to common stock – basic and diluted	$40,291	$(76,356)	$64,570	$(74,600)
Denominator:
Weighted average common shares - basic	32,019,863	31,995,321	32,017,640	28,858,241
Weighted average common shares - diluted (1)	32,105,666	31,995,321	32,084,993	28,858,241
Earnings/(loss) per common share - basic	$1.26	$(2.39)	$2.02	$(2.59)
Earnings/(loss) per common share - diluted	$1.25	$(2.39)	$2.01	$(2.59)

(1)
For the three and six months ended June 30, 2014, we had an aggregate of 0 and 4,063 RSUs and 22,232 and 22,232 shares of restricted common stock outstanding, respectively, which were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
At June 30, 2014, our portfolio was comprised of: (i) Agency RMBS (which include pass-through securities whose underlying collateral primarily includes fixed-rate mortgages), Agency IO and Agency Inverse IO; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities and (v) a warehouse line receivable.

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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of June 30, 2014, our derivatives included Swaps and Swaptions.
Factors Impacting Our Operating Results
Our results of operations are driven by, among other things, our net interest income, changes in the market value of our investments and derivative instruments and, from time to time, realized gains and losses on the sale of our investments and termination of our derivative instruments. The supply and demand for RMBS in the market place, the terms and availability of financing for our RMBS, general economic and real estate conditions, the impact of U.S. Government actions that impact the real estate and mortgage sector, and the credit performance of our non-Agency RMBS impact our overall performance. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and the constant prepayment rate (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. Prepayments vary according to the type of investment, interest rates, conditions in the financial and housing markets, new government regulations, government and private sector initiatives, availability of credit to home borrowers, underwriting standards, the economy in general, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. Our net interest income and our net interest margin are significantly impacted by the amount of leverage we use.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our Agency pass-through RMBS and Agency Inverse IO to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions to improve; and (vii) the value of our Long TBA Contracts, if any, to decline. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not expect that interest rates will decrease to zero.
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
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities, securitized mortgage loans associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such assets. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. In addition, we are exposed to credit risk associated with our warehouse line receivable, which is secured by a pledge of substantially all the assets of the third-party borrower and guarantor which owns the homes during the time they are pledged on the warehouse line. To date we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as a credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk,” included under Item 3 of this Quarterly Report on Form 10-Q.)

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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency pass-through RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at June 30, 2014, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
In the fourth quarter of 2013, we entered into an agreement whereby we provide funding through a warehouse line to a third-party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they will be marketed for sale with the seller providing financing to the buyer in the form of a mortgage loan or a bond-for-title contract (or, BFT Contract). We refer to this initiative, whereby we make warehouse advances and purchase BFT Contracts and mortgage loans as our “BFT Program.” BFT Contracts are legal agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the loan. Pursuant to a BFT Contract, unlike a mortgage loan, the seller retains the legal title to the property, granting the buyer complete use of the property and requiring the buyer to maintain the property, including the payment of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment.

Target Assets
As of June 30, 2014, we held investments in Agency RMBS, including Agency IO and Agency Inverse IO, non-Agency RMBS and, to a lesser extent, securitized mortgage loans, other investment securities and a warehouse line receivable. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time. The following is a summary of our target assets at June 30, 2014:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO, Agency Inverse IO and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS	Non-Agency RMBS, including highly-rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, Option ARMs, Subprime mortgage loans and prime mortgage loans.

Residential Mortgage Loans
Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs, Subprime mortgage loans or other mortgage-like financing arrangements, including, but not limited to, BFT Contracts. These investments may be performing, sub-performing or non-performing.

Other Residential Mortgage-Related Assets
Non-Agency RMBS comprised of interest-only securities (or, non-Agency IO), principal-only securities (or, non-Agency PO), floating rate inverse interest-only securities (or, non-Agency Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights, excess servicing spreads, advances on our warehouse line and mortgage loans to investors in residential properties. In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 3.8 times at June 30, 2014. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. Our target and actual leverage may vary from time to time based on our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 18 months. At June 30, 2014, we had master repurchase agreements with 24 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of June 30, 2014, we had $2,991,989 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $1,996,566 of Agency RMBS, $1,427,238 of non-

Agency RMBS (which included $48,638 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE) and $11,846 of other investment securities. (See Notes 7, 8 and 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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
At June 30, 2014, our Swaps had an aggregate notional of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.9 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At June 30, 2014, our Swaptions had an aggregate notional of $1,335,000 and a weighted average term of six months until expiration. At June 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.72% and a weighted average term of 9.4 years.
In addition to Swaps and Swaptions, from time to time we also enter into TBA Contracts. Short TBA Contracts may serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract, or may serve as an economic hedge of indebtedness incurred or to be incurred to acquire real estate assets. At June 30, 2014, we were not a party to any TBA Contracts. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) For U.S. Federal income tax purposes, although the law is not clear with respect to TBA Contracts, we intend to take the position that settling Short TBA Contracts that hedge Agency RMBS results in a gain or loss on the disposition of the securities delivered for the purpose of the REIT 75% and 95% gross income tests as described in the Internal Revenue Code. We expect that any gains recognized in connection with the settlement of Short TBA Contracts or other derivative transactions that we may identify to hedge indebtedness incurred or to be incurred to acquire real estate assets would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
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
For the three and six months ended June 30, 2014, the most significant differences between our GAAP and taxable net income arose from the following: (1) net unrealized gains/(losses) which are recognized under GAAP but are not recognized for tax purposes; (2) accretion of purchase discounts on non-Agency RMBS were recognized more slowly for tax purposes than for GAAP; (3) net losses on Swaps and Swaptions terminated and expired during the quarter were recognized currently for GAAP purposes; for tax purposes, gains/losses on terminations of our Swaps and Swaptions are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption; and (4) differences in the recognition of income from our February 2013 securitization transaction.
The timing of accretion of purchase discount into income on our non-Agency RMBS and the amortization of purchase premiums on Agency RMBS may differ significantly for GAAP and tax purposes. Currently, this timing difference is most significant with respect to our non-Agency RMBS that are “locked-out” from receiving principal payments (until the more senior bonds in the securitization structure are repaid) and on which we receive only interest payments. During the period that non-Agency RMBS that we purchase at a discount are locked-out from receiving principal payments, the amount of taxable income recognized on these bonds will generally be significantly lower than income recognized under GAAP. This timing difference is expected to begin to reverse as the bonds that are locked-out begin to receive principal payments. The ultimate performance of our non-Agency RMBS will impact the aggregate income recognized over the life of the bonds under both GAAP and tax.
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
We hold certain securities that were issued with OID. For tax purposes, we generally recognize OID accretion as interest income over the life of the applicable securities, using a constant yield to maturity, without any loss assumptions. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from securities that have OID. OID does not impact the amount of income recognized under GAAP, unless we purchased such securities at original issue.
As of June 30, 2014, for tax purposes we had estimated non-deductible net capital losses from the prior year of $95.3 million which will be carried forward and offset against future net capital gains for up to five years. This capital loss carry-forward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by capital loss carry-forwards. In addition, as of June 30, 2014, we had estimated net deferred tax gains from terminated Swaps of $19.1 million and estimated net tax deferred losses from terminated and expired Swaptions of $7.2 million which will be accreted into future ordinary taxable income over the remaining terms of the underlying Swaps. At June 30, 2014, the weighted average remaining amortization period for Swap gains was 4.7 years and for Swaps underlying Swaptions was 5.0 years.
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

Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2014
General:
During the second quarter of 2014, interest rates declined marginally, with U.S. Treasury and swap rates remaining in a tight range. Despite the decline in interest rates during the second quarter of 2014, mortgage prepayments remained benign as mortgage rates had not fallen enough to spark refinancing activity. The U.S. Federal Reserve Open Market Committee (or, FOMC) continued to taper bond purchases of Agency RMBS and U.S. Treasury securities under its quantitative easing policy (or, QE3) during the second quarter of 2014. As a result of this tapering, FOMC monthly purchases of U.S. Treasury securities and Agency RMBS were reduced to $25 billion and $20 billion beginning in May 2014, respectively, from $45 billion and $40 billion for December 2013, respectively. Beginning in July 2014, the FOMC further reduced its purchases to $20 billion per month and $15 billion per month of U.S. Treasury securities and Agency RMBS, respectively. In July 2014, the FOMC announced that it expects to conclude its monthly Agency RMBS and U.S. Treasury purchase program in October 2014. We expect increased volatility in interest rates and Agency RMBS spreads as the FOMC, the largest buyer in the sector, steps away from the market, which we believe will impact Agency RMBS valuations.
The table below presents rates for ten-year U.S. Treasuries and ten-year Swap rates at the dates indicated during the six months ended June 30, 2014:

Table 1	Ten-Year Treasury Rate			Ten-Year Swap Rate
Month Ended	High	Low	Month End	High	Low	Month End
June 30, 2014	2.65%	2.53%	2.53%	2.76%	2.63%	2.63%
May 31, 2014	2.66%	2.44%	2.48%	2.74%	2.54%	2.59%
April 30, 2014	2.81%	2.63%	2.65%	2.92%	2.74%	2.75%
March 31, 2014	2.79%	2.60%	2.72%	2.89%	2.73%	2.84%
February 28, 2014	2.76%	2.58%	2.65%	2.89%	2.72%	2.76%
January 31, 2014	3.03%	2.64%	2.64%	3.09%	2.79%	2.79%
Agency RMBS Portfolio/Interest Rate Hedges:
As rates drifted lower, the market showed renewed demand for prepayment protection in higher coupon Agency pass-through RMBS. Accordingly, prices on Agency RMBS with attributes that mitigate prepayments expanded relative to generic Agency RMBS during the second quarter of 2014. In addition, market valuations of Agency RMBS increased during the second quarter of 2014 as net Agency RMBS supply remained consistently at or below zero during the second quarter of 2014, as FOMC purchases continued to absorb new production.
We expect that as long as mortgage rates to the consumer remain above 4.0%, prepayments will remain contained and support fundamental valuations. At the end of the second quarter, 30-year fixed-rate conforming mortgage rates hovered around 4.25%.
During the second quarter of 2014, valuations on our Agency pass-through RMBS investments improved, contributing to the 3.5% increase in our Agency RMBS portfolio at June 30, 2014, compared to March 31, 2014. At June 30, 2014, we had Agency RMBS of $2,168,403 and Agency repurchase borrowings of $1,905,783, compared to Agency RMBS of $2,094,671 and Agency repurchase borrowings of $1,861,066 at March 31, 2014.
For the second quarter of 2014, our Agency RMBS portfolio experienced a fair value weighted CPR of 6.7% comprised of 6.6% CPR on Agency pass-through securities and 8.5% on Agency IO and Agency Inverse IO in the aggregate. During the quarter, the maximum average monthly CPR of our Agency RMBS was experienced in June 2014, with an overall Agency CPR of 7.5% comprised of 7.4% on Agency pass-through securities and 8.7% on Agency IO and Agency Inverse IO in the aggregate.

The following table presents the estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at June 30, 2014 compared to March 31, 2014:

Table 2	June 30, 2014		March 31, 2014
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Mortgages:
3.5% Coupon	$91,263	$(2,639)	$184,027	$(10,578)
4.0% Coupon	1,372,490	(17,711)	1,461,460	(48,867)
4.5% Coupon	584,812	7,130	333,498	(968)
	2,048,565	(13,220)	1,978,985	(60,413)
15 Year Mortgages:
3.0% Coupon	52,309	522	53,016	42
Agency IO	42,368	3,224	47,959	3,945
Agency Inverse IO	25,161	91	14,711	(489)
Total Agency RMBS	$2,168,403	$(9,383)	$2,094,671	$(56,915)
During the three months ended June 30, 2014, we increased our hedge position by increasing our Swaption notional amount by $60,000. This net increase reflects the expiration of $500,000 notional amount of Swaptions with ten-year underlying Swaps and purchases of $560,000 notional amount of Swaptions, of which $400,000 had ten-year underlying Swaps and $160,000 had five-year underlying Swaps.
The following table presents information with respect to our Swaps and Swaptions at June 30, 2014 compared to March 31, 2014:

Table 3	June 30, 2014	March 31, 2014
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$9,358	$24,601
Unrealized gain/(loss), net	(26,168)	(10,924)
Weighted average fixed-pay rate	1.43%	1.43%
Weighted average months to maturity	58	61

Swaptions:
Notional amount	$1,335,000	$1,275,000
Estimated fair value	$2,855	$3,494
Unrealized gain/(loss), net	(6,267)	(7,044)
Weighted average months to expiration	6	5
Weighted average underlying Swap months	113	120
Weighted average underlying Swap fixed-pay rate	3.72%	3.73%
Credit Investments
Market yields available on non-Agency RMBS generally continued to trend lower during the second quarter of 2014, as market prices for such bonds generally continued to increase. We believe non-Agency valuations continue to be driven by technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which should lead to better performance with respect to borrower defaults and loss severities in the future. Our non-Agency RMBS performed well over the second quarter of 2014, with stable voluntary prepayments and loss severities and continued decreases in defaults. During the quarter, we transferred $1.8 million, net from credit reserve to accretable discount on our non-Agency RMBS, which is net of OTTI recognized. These transfers reflect the positive impact on our non-Agency RMBS from home price appreciation, as reflected by lower default levels across our non-Agency portfolio. We expect the impact of this transfer to be reflected in future interest income on non-Agency RMBS.
During the second quarter of 2014, we invested $134,285 in non-Agency RMBS with a weighted average purchase price of 80.6% of par value and a weighted average unlevered yield of 4.60%. At June 30, 2014, 59.6% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis, compared with 50.0% of such securities at March 31, 2014. The remaining non-Agency RMBS are comprised of securities on which we currently receive only interest payments and will receive principal after the more senior securities in the capital structure are paid off. (See Table 20 below.)
We believe that the migration in our portfolio from Agency RMBS to non-Agency RMBS has reduced our exposure to changes in interest rates and increased our sensitivity to credit risk. Our average debt-to-equity multiple for the second quarter of 2014 remained at 3.7 times, effectively unchanged from the quarter ended March 31, 2014.
The following table presents the composition of our investment portfolio as a percentage of total investments as of June 30, 2014 compared to March 31, 2014:

Table 4	June 30, 2014	March 31, 2014
Agency pass-through RMBS	56.5%	57.8%
Agency IO and Agency Inverse IO	1.8%	1.8%
Total Agency RMBS	58.3%	59.6%

Non-Agency RMBS	38.0%	36.9%
Securitized Mortgage Loans	3.0%	3.1%
Warehouse Line Receivable	0.4%	0.1%
Other Investment Securities (1)	0.3%	0.3%

(1)	Other investment securities are comprised of STACR Notes.
Credit Initiatives
During the second quarter of 2014, we advanced $10,445 under our BFT Program warehouse line to fund the acquisition by a third-party of single-family homes in the southeastern U.S. We view our BFT Program as a novel way to gain exposure to rising real estate values and as a complement to our strategy of acquiring non-Agency RMBS.
We anticipate that we will purchase BFT Contracts and/or mortgage loans originated in connection with the BFT Program over time. This investment strategy is in its early stages, and our ultimate investment in BFT Contracts and/or mortgage loans will be dependent on, among other things, market conditions and the ability of one or more third parties to efficiently and economically purchase, rehabilitate and sell or convert such properties to individuals. In addition, given that such investments are less liquid than non-Agency securities, we are proceeding thoughtfully with this program. As of June 30, 2014, we had $13,462 outstanding on our BFT Program warehouse line which was used by a third-party to fund the acquisition and improvement of 220 properties and to make earnest money deposits on 29 properties.
Borrowings and Borrowing Facilities:
Borrowings under repurchase agreements collateralized by Agency and non-Agency RMBS remained readily available from our counterparties. Financing rates on repurchase agreements collateralized by Agency RMBS declined by approximately one to two basis points during the second quarter of 2014. During this time, more counterparties offered non-Agency financing, resulting in a competitive environment that caused haircuts, or the percentage by which the collateral value is discounted to determine the loan amount, and funding rates for repurchase borrowings collateralized by such securities to generally decline as well.
Regulatory Updates:
Bipartisan efforts by the U.S. Congress to wind down Government Sponsored Entities (or, the GSEs), Fannie Mae and Freddie Mac, and return the nation's housing finance system to more private capital advanced in July 2014, with the introduction of the “Partnership to Strengthen Homeownership” bill, which provides for winding down the GSEs and replacing them with a new system based on private capital. This bill provides for a defined government backstop to ensure credit is available for stable mortgages, but would require private investors to take the first loss if mortgages faltered. The Partnership to Strengthen Homeownership bill shares some of the key reform principles contained in the bipartisan GSE reform legislation previously proposed.
It remains unclear which, if any, of the currently proposed legislation will be enacted, and, if any legislation is enacted, what the impact of such legislation will be. For a discussion of additional risks relating to our business, see “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations
Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013
For the three months ended June 30, 2014, we had net income allocable to common stock and participating securities of $40,554, or $1.26 per basic share and $1.25 per diluted share, compared to net loss allocable to common stock and participating securities of $76,217, or $2.39 per basic and diluted share for the three months ended June 30, 2013. Our results of operations for the three months ended June 30, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the value of our derivative instruments.
Net Interest Income
Our net interest income was $30,631 for the three months ended June 30, 2014, compared to $34,092 for the comparative period in 2013. For the three months ended June 30, 2014 and June 30, 2013, we earned interest income of $38,141 and $41,329, respectively, and incurred interest expense of approximately $7,510 and $7,237, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. We had securitized debt with a contractual balance of $37,348 and $47,353 at June 30, 2014 and June 30, 2013, respectively, with a fixed stated interest rate of 4.00%. Costs associated with our securitized debt are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.36% for the three months ended June 30, 2014 and 4.22% for the three months ended June 30, 2013.
For the three months ended June 30, 2014, we had average debt-to-equity of 3.7 times, compared to 5.0 times for the three months ended June 30, 2013. This reduction in leverage reflects the use of less leverage on Agency RMBS and our migration from Agency RMBS to non-Agency RMBS. Non-Agency RMBS generate higher yields, have higher borrowing costs and are less leveraged than Agency RMBS. Our interest rate spread and net interest margin were 3.32% and 3.44% for the three months ended June 30, 2014, respectively, compared to 2.69% and 2.77%, respectively, for the three months ended June 30, 2013. The increase in our net interest rate spread during the three months ended June 30, 2014 reflects our portfolio shift into non-Agency RMBS and a slight improvement in our net interest spread on our Agency RMBS portfolio resulting from the rebalancing of our Agency pass-through RMBS portfolio that began in the last three months of 2013.
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 6, 16 and 17 below.)
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended June 30, 2014 and 2013:

Table 5
	Three Months Ended June 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,150,645	$1,273,563	$102,062		$3,526,270
Total interest income	$16,356	$19,858	$1,927		$38,141
Yield on average assets	3.04%	6.24%	7.55%		4.33%
Average balance of associated repurchase agreements	$1,866,797	$1,004,942	$28,543		$2,900,282
Average balance of securitized debt	$—	$—	$39,133		$39,133
Total interest expense	$1,688	$5,254	$568		$7,510
Average cost of funds (3) (4)	0.36%	2.07%	3.32%	(5)	1.01%
Net interest income	$14,668	$14,604	$1,359		$30,631
Net interest rate spread	2.68%	4.17%	4.23%		3.32%
Total interest expense including net interest cost of Swaps (5)	$6,631	$5,254	$706		$12,591
Effective cost of funds (5)	1.41%	2.07%	4.13%		1.69%
Net interest income including net interest cost of Swaps	$9,725	$14,604	$1,221		$25,550
Effective net interest rate spread (5)	1.63%	4.17%	3.42%		2.64%
(Tables and notes continued on next page.)

(Continued.)

	Three Months Ended June 30, 2013
Collateral	Agency	Non-Agency (6)	Securitized Mortgage Loans (6)		Total
Average balance (2)	$4,167,139	$589,969	$111,257		$4,868,365
Total interest income	$28,388	$10,644	$2,297		$41,329
Yield on average assets	2.69%	7.14%	8.16%		3.36%
Average balance of associated repurchase agreements	$3,762,949	$470,514	$27,136		$4,260,599
Average balance of securitized debt	$—	$—	$48,271		$48,271
Total interest expense	$4,048	$2,541	$648		$7,237
Average cost of funds (3) (4)	0.43%	2.17%	3.45%	(5)	0.67%
Net interest income	$24,340	$8,103	$1,649		$34,092
Net interest rate spread	2.26%	4.97%	4.71%		2.69%
Total interest expense including net interest cost of Swaps (5)	$10,352	$2,541	$781		$13,674
Effective cost of funds (5)	1.10%	2.17%	4.15%		1.27%
Net interest income including net interest cost of Swaps	$18,036	$8,103	$1,516		$27,655
Effective net interest rate spread (5)	1.59%	4.97%	4.01%		2.09%

(1)	Other credit investments were comprised of STACR Notes and a warehouse line receivable.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, such costs are included in "Gain/(loss) on derivative instruments, net" in our consolidated statements of operations.

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
As of June 30, 2014, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to six months with haircut requirements ranging from 3.00% to 5.25% and financing rates from 0.31% to 0.42%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 18 months with haircut requirements ranging from 10.00% to 45.00% and financing rates from 1.15% to 2.59%.
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
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting for such instruments under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See Table 6 and “Non-GAAP Financial Measures,” below and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the three months ended June 30, 2014 and June 30, 2013. (See Tables 16 and 17, included under “Non-GAAP Financial Measures” below.)

Table 6	Agency	Non-Agency and Other Credit Investments (1) (2)	Securitized Mortgage Loans (2)	Total
Three Months Ended June 30, 2014
Effective interest expense	$6,631	$5,254	$706	$12,591
Effective cost of funds	1.41%	2.07%	4.13%	1.69%
Effective net interest income	$9,725	$14,604	$1,221	$25,550
Effective net interest rate spread	1.63%	4.17%	3.42%	2.64%
Three Months Ended June 30, 2013
Effective interest expense	$10,352	$2,541	$781	$13,674
Effective cost of funds	1.10%	2.17%	4.15%	1.27%
Effective net interest income	$18,036	$8,103	$1,516	$27,655
Effective net interest rate spread	1.59%	4.97%	4.01%	2.09%

(1)
At June 30, 2014, other credit investments were comprised of STACR Notes and a warehouse line receivable. We had no items included in other credit investments during the three months ended June 30, 2013.

(2)	Amounts for the three months ended June 30, 2013 have been conformed to the current presentation, which reflects the allocation of associated repurchase agreements and Swaps to such investments.
Realized and Unrealized Gain/(Loss)
From time to time we sell RMBS as part of managing our portfolio. During the three months ended June 30, 2014 and 2013, we sold Agency RMBS of $248,122 and $2,210,911, respectively, realizing net losses of $7,370 and $48,950, respectively, and sold non-Agency RMBS of $4,742 and $7,574, realizing net gains of $298 and $1,442, respectively. The Agency RMBS we sold during the three months ended June 30, 2014 generally reflect our continued migration to higher coupon securities. As we find attractive investment opportunities in non-Agency RMBS, whole loans and other mortgage-related securities, we may sell certain Agency and non-Agency RMBS to fund such purchases. (See Table 2 above and Note 4 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for information with respect to our unrealized gain/(loss) positions on our RMBS portfolio at June 30, 2014 and December 31, 2013.) With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime mortgage loans, targeting securities at or near the top of the capital structure.

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, derivative instruments and other investment securities, for the three months ended June 30, 2014 and June 30, 2013:

Table 7	Three Months Ended
	June 30, 2014	June 30, 2013
Realized (loss) on sale of Agency RMBS, net	(7,370)	(48,950)
Realized gain on sale of Non-Agency RMBS, net	298	1,442
Unrealized gain/(loss) on Agency RMBS, net	46,775	(126,786)
Unrealized gain/(loss) on Non-Agency RMBS, net	4,815	(8,036)
Realized gain/(loss) on derivatives, net (1)	(12,666)	3,591
Unrealized gain/(loss) on derivatives, net (2)	(14,467)	79,778
Unrealized gain on other investment securities	54	—
Unrealized gain/(loss) on securitized mortgage loans, net	2,042	(3,473)
Unrealized gain/(loss) on securitized debt	(364)	887
Total	$19,117	$(101,547)

(1)
For the three months ended June 30, 2014 and June 30, 2013, amounts include net interest payments (made), including accrued amounts, of ($5,081) and ($6,437) associated with our Swaps, $0 and $8,589 of realized gain on termination of Swaps, and ($7,585) and $1,439 of realized gains/(losses) on terminations and expirations of Swaptions, respectively.

(2)
For the three months ended June 30, 2014 and June 30, 2013, we recognized net unrealized gain/(loss) of ($15,244) and $71,713 related to the change in fair value of our Swaps, $777 and $8,888 related to the change in fair value of our Swaptions and $0 and ($823) related to the change in fair value of our Short TBA Contracts, respectively.

At June 30, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.9 years. At June 30, 2014, our Swaptions had an aggregate notional balance of $1,335,000 and a weighted average term of six months until expiration of the option period. At June 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.72% and a weighted average term of 9.4 years. At June 30, 2014, we had gross unrealized gains of $18,087 and $0 on our Swaps and Swaptions, respectively, and had gross unrealized losses of $8,729 and $15,567 on our Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and other miscellaneous operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $2,921 and $2,434 for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in our general and administrative expenses was primarily driven by an increase in the cost of our non-cash equity based compensation, increases in our data services as we expanded our analytical tools and an increase in our legal fees and other costs associated with our new business development.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee, calculated and payable quarterly in arrears, in an amount equal to 1.5% of adjusted stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $2,774 and $2,921 for the three months ended June 30, 2014 and June 30, 2013, respectively.
Management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations
Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013
For the six months ended June 30, 2014, we had net income allocable to common stock and participating securities of $64,986, or $2.02 per basic share and $2.01 per diluted share, compared to net loss allocable to common and participating securities of $74,327, or $2.59 per basic and diluted share for the six months ended June 30, 2013. Our results of operations for the six months ended June 30, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the value of our derivative instruments.
Net Interest Income
Our net interest income was $61,543 for the six months ended June 30, 2014 compared to $66,122 for the comparative period in 2013. For the six months ended June 30, 2014 and June 30, 2013, we earned interest income of $76,321 and $79,576, respectively, and incurred interest expense of approximately $14,778 and $13,454, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. We had securitized debt with a contractual balance of $37,348 at June 30, 2014 and a fixed stated interest rate of 4.00%. Costs associated with our securitization transaction are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.29% for the six months ended June 30, 2014 and 4.28% for the six months ended June 30, 2013.
For the six months ended June 30, 2014, we had average debt-to-equity of 3.8 times, compared to 5.0 times for the six months ended June 30, 2013. This reduction in leverage reflects the use of less leverage on Agency RMBS and our migration from Agency RMBS to non-Agency RMBS. Non-Agency RMBS generate higher yields, have higher borrowing costs and are less leveraged than Agency RMBS. Our interest rate spread and net interest margin were 3.34% and 3.48% for the six months ended June 30, 2014, respectively, compared to 2.80% and 2.89%, respectively, for the six months ended June 30, 2013. The increase in our net interest rate spread during the six months ended June 30, 2014 reflects our portfolio shift into non-Agency RMBS and a slight improvement in our net interest spread on our Agency RMBS portfolio resulting from the rebalancing of our Agency pass-through RMBS portfolio that began in the last three months of 2013. (See Table 8 below.)
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 9, 16 and 17 below.)
Our interest income on Agency RMBS was positively impacted by slower prepayment speeds on Agency RMBS during the first six months of 2014 compared to the first six months of 2013, which improved yields and increased interest income on such portfolio. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the six months ended June 30, 2014 and 2013:

Table 8
	Six Months Ended June 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,213,781	$1,201,487	$104,169		$3,519,437
Total interest income	$33,514	$38,634	$4,173		$76,321
Yield on average assets	3.03%	6.43%	8.01%		4.34%
Average balance of associated repurchase agreements	$1,905,722	$959,665	$28,329		$2,893,716
Average balance of securitized debt	$—	$—	$40,477		$40,477
Total interest expense	$3,575	$10,048	$1,155		$14,778
Average cost of funds (3) (4)	0.37%	2.08%	3.34%	(5)	1.00%
Net interest income	$29,939	$28,586	$3,018		$61,543
Net interest rate spread	2.66%	4.35%	4.67%		3.34%
Total interest expense including net interest cost of Swaps (5)	$13,171	$10,048	$1,429		$24,648
Effective cost of funds (5)	1.37%	2.08%	4.19%		1.67%
Net interest income including net interest cost of Swaps	$20,343	$28,586	$2,744		$51,673
Effective net interest rate spread (5)	1.66%	4.35%	3.82%		2.67%

	Six Months Ended June 30, 2013
Collateral	Agency	Non-Agency (6)	Securitized Mortgage Loans (6)		Total
Average balance (2)	$3,895,942	$562,181	$88,306		$4,546,429
Total interest income	$55,241	$20,705	$3,630		$79,576
Yield on average assets	2.82%	7.33%	8.17%		3.48%
Average balance of associated repurchase agreements	$3,496,161	$449,128	$21,458		$3,966,747
Average balance of securitized debt	$—	$—	$38,556		$38,556
Total interest expense	$7,606	$4,812	$1,036		$13,454
Average cost of funds (3) (4)	0.44%	2.16%	3.48%	(5)	0.68%
Net interest income	$47,635	$15,893	$2,594		$66,122
Net interest rate spread	2.38%	5.17%	4.69%		2.80%
Total interest expense including net interest cost of Swaps (5)	$17,999	$4,812	$1,219		$24,030
Effective cost of funds (5)	1.04%	2.16%	4.10%		1.21%
Net interest income including net interest cost of Swaps	$37,242	$15,893	$2,411		$55,546
Effective net interest rate spread (5)	1.78%	5.17%	4.08%		2.27%

(1)	Other credit investments were comprised of STACR Notes and a warehouse line receivable.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, such costs are included in "Gain/(loss) on derivative instruments, net" in our consolidated statements of operations.

(5)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction as well as the associated net interest component of Swaps. These subordinate bonds do not appear on our financial statements, as they were eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

(6)	Amounts have been conformed to the current presentation, which reflects the allocation of certain repurchase agreements and Swaps to such investments.
Swaps and Swaptions
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See Table 9 and “Non-GAAP Financial Measures,” below and Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the six months ended June 30, 2014 and June 30, 2013. (See Tables 16 and 17, included under “Non-GAAP Financial Measures” below.)

Table 9	Agency	Non-Agency and Other Credit Investments (1) (2)	Securitized Mortgage Loans (2)	Total
Six months ended June 30, 2014
Effective interest expense	$13,171	$10,048	$1,429	$24,648
Effective cost of funds	1.37%	2.08%	4.19%	1.67%
Effective net interest income	$20,343	$28,586	$2,744	$51,673
Effective net interest rate spread	1.66%	4.35%	3.82%	2.67%
Six months ended June 30, 2013
Effective interest expense	$17,999	$4,812	$1,219	$24,030
Effective cost of funds	1.04%	2.16%	4.10%	1.21%
Effective net interest income	$37,242	$15,893	$2,411	$55,546
Effective net interest rate spread	1.78%	5.17%	4.08%	2.27%

(1)
At June 30, 2014, other credit investments were comprised of STACR Notes and a warehouse line receivable. We had no items included in other credit investments during the six months ended June 30, 2013.

(2)	Amounts for the six months ended June 30, 2013 have been conformed to the current presentation, which reflects the allocation of associated repurchase agreements and Swaps to such investments.
Realized and Unrealized Gain/(Loss)
During the six months ended June 30, 2014 and 2013, we sold Agency RMBS of $614,566 and $2,742,431, respectively, realizing net losses of $21,316 and $41,443, respectively, and sold non-Agency RMBS of $11,309 and $65,562, respectively, realizing net gains of $2,434 and $9,730, respectively (some of which may have settled in a subsequent period). As we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investment in seasoned securities, backed by subprime mortgage loans, targeting securities at or near the top of the capital structure.

We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and given that we do not apply hedge accounting, our derivatives are carried at fair value. As a result, we record the change in estimated fair value of each of these instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, other investment securities and derivative instruments, all of which are included in our consolidated statements of operations, for the six months ended June 30, 2014 and June 30, 2013:

Table 10	Six Months Ended
	June 30, 2014	June 30, 2013
Realized (loss) on sale of Agency RMBS, net	(21,316)	(41,443)
Realized gain on sale of Non-Agency RMBS, net	2,434	9,730
Unrealized gain/(loss) on Agency RMBS, net	90,952	(170,785)
Unrealized gain on Non-Agency RMBS, net	11,285	2,915
Realized (loss) on derivatives, net (1)	(31,138)	(548)
Unrealized gain/(loss) on derivatives, net (2)	(33,185)	78,119
Unrealized gain on other investment securities	176	—
Unrealized gain/(loss) on securitized mortgage loans, net	3,096	(625)
Unrealized gain/(loss) on securitized debt	(354)	15
Total	$21,950	$(122,622)

(1)
For the six months ended June 30, 2014 and June 30, 2013, amounts include net interest payments (made)/received, including accrued amounts, of ($9,870) and ($10,576) associated with our Swaps, $0 and $8,589 of gains realized on terminations of Swaps, ($14,112) and $1,439 of realized gains/(losses) on terminations and expirations of Swaptions and $(7,156) and $0 of (losses) on settlement of Short TBA Contracts, respectively.

(2)
For the six months ended June 30, 2014 and June 30, 2013, we recognized net unrealized gains/(losses) of ($26,168) and $70,793 related to the change in fair value of our Swaps, ($6,267) and $8,149 related to the change in fair value of our Swaptions and ($750) and $0 related to the change in fair value of our Short TBA Contracts, respectively.

At June 30, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and a weighted average term to maturity of 4.9 years. At June 30, 2014, our Swaptions had an aggregate notional balance of $1,335,000 and a weighted average term of six months until expiration. At June 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.72% and a weighted average term of 9.4 years. At June 30, 2014, we had gross unrealized gains of $18,087 and $0 on Swaps and Swaptions, respectively, and gross unrealized losses of $8,729 and $15,567 on Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $6,016 and $5,285 for the six months ended June 30, 2014 and June 30, 2013, respectively. The increase in our general and administrative expenses was primarily driven by an increase in the cost of our non-cash equity based compensation, increases in our data services as we expanded our analytical tools and an increase in our legal fees and other costs associated with our new business development.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $5,560 and $5,710 for the six months ended June 30, 2014 and June 30, 2013, respectively.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2013 through June 30, 2014:

Table 11
Declaration Date	Record Date	Payment Date	Dividend per Share
June 19, 2014	June 30, 2014	July 30, 2014	$0.50
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
December 18, 2013	December 31, 2013	January 31, 2014	$0.50
September 19, 2013	September 30, 2013	October 31, 2013	$0.50
June 17, 2013	June 28, 2013	July 31, 2013	$0.50
March 18, 2013	March 28, 2013	April 30, 2013	$0.50
As a REIT we are required to distribute at least 90% of our annual net taxable income, excluding net capital gains. As of June 30, 2014, we had estimated non-deductible net capital losses from the prior year of approximately $95.3 million which will be carried forward and offset against future net capital gains for up to five years. Our capital loss carryforward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by the capital loss carryforwards. In addition, as of June 30, 2014, we had estimated net deferred tax gains from terminated Swaps of $19.1 million and estimated net deferred tax losses from terminated and expired Swaptions of $7.2 million. These deferred gains and losses will be accreted into future ordinary taxable income over the remaining terms of the underlying Swaps.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 12
Declaration Date	Record Date	Payment Date	Dividend per Share
June 19, 2014	June 30, 2014	July 30, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on our RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock. As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase our target assets, meet margin calls, make distributions to stockholders and for other general business and operating purposes.
As of June 30, 2014, we had a $200,000 repurchase borrowing facility with a counterparty to finance residential mortgage loans that we may acquire. The facility matures on April 30, 2015; however, extensions of up to one year may be granted at the discretion of our counterparty at our request, which requests may be made at specified times. We may use the facility to finance current and non-performing residential whole loans and properties subject to various haircuts and rates based on product type.
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
Investing Activity
During the six months ended June 30, 2014, we: (i) invested $492,228 in Agency pass-through RMBS, at a weighted average purchase price of 106.8% of par value, $6,160 in Agency IO, $15,959 in Agency Inverse IO, $231,877 in non-Agency RMBS, with a weighted average purchase price of 84.6% of par value, $953 in other investment securities and $13,462 for advances on a warehouse line; (ii) received prepayments and scheduled amortization of $74,544 for Agency RMBS, $62,990 for non-Agency RMBS, $3,913 on our securitized mortgage loans and $802 for other investment securities; and (iii) sold Agency RMBS of $614,566, realizing aggregate net losses of $21,316, and sold $11,309 of non-Agency RMBS, realizing gains of $2,434. As of June 30, 2014, we had investment related payables of $13,299 with respect to unsettled purchases of non-Agency RMBS and had $3,136 of principal receivable from brokers on non-Agency RMBS. All investment related payables and receivables at June 30, 2014 were settled in July 2014.
We receive interest-only payments with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $42,368 with an aggregate notional balance of $401,322, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the six months ended June 30, 2014, we sold $18,148 of Agency IO and Agency Inverse IO, realizing aggregate net gains of $210.
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At June 30, 2014, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $2,991,989. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of June 30, 2014, we had master repurchase agreements with 24 counterparties. As a matter of routine business, we may have discussions with other financial institutions regarding potentially providing us with additional repurchase agreement borrowing capacity.

The table below presents certain information about our borrowings for the periods presented:

Table 13
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292
December 31, 2013	$2,951,265	$3,034,058	$3,034,058	$44,268	$42,400	$44,567
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$45,590	$46,776
June 30, 2013 (2)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,353	$48,572
March 31, 2013 (3)	$3,669,629	$4,343,341	$4,343,341	$28,742	$48,980	$49,525

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

(2)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

(3)
On March 25, 2013 and March 13, 2013, we raised net equity of approximately $22,421 and $149,221, respectively, which was invested on a levered basis and, as a result, increased our borrowings under repurchase agreements at the period end relative to the average balance during the quarterly period.

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 14
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Average Cost of Funds	Effective Cost of Funds (2)
June 30, 2014:
Agency RMBS repurchase borrowings	$1,905,783	$2,029,915	0.36%	1.41%
Non-Agency RMBS and STACR Notes repurchase borrowings	1,057,637	1,390,446	2.07	2.07
Securitized Mortgage Loans repurchase borrowings (3)	28,569	48,638	1.88	3.80
Total repurchase borrowings	2,991,989	3,468,999	0.97%	1.66%
Securitized debt	37,348	109,712	4.36	4.36
Total	$3,029,337	$3,578,711	1.01%	1.69%
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS and STACR Notes repurchase borrowings	970,044	1,303,098	2.10	2.10
Securitized Mortgage Loans repurchase borrowings (3)	28,234	47,614	2.06	4.00
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23	4.23
Total	$2,899,625	$3,423,555	0.99%	1.65%
December 31, 2013:
Agency RMBS repurchase borrowings	$2,082,447	$2,175,114	0.43%	1.28%
Non-Agency RMBS and STACR Notes repurchase borrowings	924,597	1,236,269	1.99	1.99
Securitized Mortgage Loans repurchase borrowings (3)	27,014	47,057	2.14	4.13
Total repurchase borrowings	3,034,058	3,458,440	0.91%	1.52%
Securitized debt	42,400	110,984	4.30	4.30
Total	$3,076,458	$3,569,424	0.96%	1.56%
(Tables and notes continued on next page.)

(Continued.)

Table 14
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Average Cost of Funds	Effective Cost of Funds (2)
September 30, 2013
Agency RMBS repurchase borrowings	$1,989,518	$2,102,874	0.42%	1.64%
Non-Agency RMBS and STACR Notes repurchase borrowings (3)	865,148	1,148,085	2.04	2.04
Securitized Mortgage Loans repurchase borrowings (4)	27,014	45,023	2.11	4.07
Total repurchase borrowings	2,881,680	3,295,982	0.84%	1.76%
Securitized Debt	45,590	109,586	4.19	4.19
Total	$2,927,270	$3,405,568	0.89%	1.80%
June 30, 2013
Agency RMBS repurchase borrowings	$3,367,445	$3,533,248	0.43%	1.10%
Non-Agency RMBS repurchase borrowings	550,752	747,666	2.17	2.17
Securitized Mortgage Loans repurchase borrowings	26,900	44,834	2.07	4.04
Total repurchase borrowings	3,945,097	4,325,748	0.63%	1.24%
Securitized Debt	47,353	110,278	4.22	4.22
Total	$3,992,450	$4,436,026	0.67%	1.27%

(1)	May include cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods presented is calculated on an annualized basis and includes the net interest component for Swaps of $5,081, $4,789, $4,564, $6,894 and $6,437 for the quarterly periods presented, respectively. While Swaps are not accounted for using GAAP hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

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
With respect to our repurchase agreement borrowings, the haircut represents the percentage by which the collateral value is discounted to determine the loan amount. At June 30, 2014, haircuts ranged from a low of 3.00% to a high of 5.25% for our repurchase borrowings secured by Agency RMBS and a low of 10.00% to a high of 45.00% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through June 30, 2014. At June 30, 2014, we had RMBS of $3,423,804, and cash of $33,349 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included non-Agency RMBS with a fair value of $48,638 that is not included on our consolidated balance sheet, as such RMBS are eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and was comprised of $33,349 pledged in connection with repurchase borrowings and $11,743 pledged in connection with derivatives.
Stock Repurchase Plan
Since November 6, 2013, we have had in place a Repurchase Program which allows us to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through June 30, 2014.
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
Cash Flows and Liquidity for the Six Months Ended June 30, 2014
Our cash and cash equivalents decreased by $29,945 during the six months ended June 30, 2014, reflecting $48,738 used by financing activities, $11,838 used by investing activities and $30,631 provided by operating activities. We held cash of $98,014 at June 30, 2014. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the future effect on our liquidity and cash flows of our contractual obligations for principal and interest as of June 30, 2014:

Table 15
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,796,157	195,832	—	—	$2,991,989
Interest on repurchase agreements borrowings (1)	13,228	6,345	—	—	19,573
Total	$2,809,385	202,177	—	—	$3,011,562

(1)
Interest expense is calculated based on the interest rate in effect at June 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 12 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement and our Preferred Stock.) At June 30, 2014, we had securitized debt with a balance of $37,348 (and a fair value of $38,656) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
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

On July 27, 2014, the third anniversary of the closing of our IPO, our Management Agreement was automatically renewed for a one-year term until July 27, 2015. This renewal followed a meeting of the independent members of our board of directors on January 27, 2014 with respect to the Management Agreement, which included a discussion of our Manager’s performance and the level of the management fees thereunder, at which meeting such members determined not to terminate the Management Agreement on July 27, 2014. Absent certain actions by the independent directors of our board of directors as described below, the Management Agreement will continue to automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 16	Three Months Ended
	June 30, 2014		June 30, 2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$7,510	1.01%	$7,237	0.67%
Adjustment:
Net interest paid for Swaps	5,081	0.68%	6,437	0.60%
Effective interest expense/effective cost of funds	$12,591	1.69%	$13,674	1.27%
Weighted average balance of borrowings	$2,939,415		$4,308,870

	Six Months Ended
	June 30, 2014		June 30, 2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$14,778	1.00%	$13,454	0.68%
Adjustment:
Net interest paid for Swaps	9,870	0.67%	10,576	0.53%
Effective interest expense/effective cost of funds	$24,648	1.67%	$24,030	1.21%
Weighted average balance of borrowings	$2,934,193		$4,005,303

Table 17	Three Months Ended
	June 30, 2014		June 30, 2013
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$38,141	4.33%	$41,329	3.36%
Less: effective interest expense/effective cost of funds (1)	12,591	1.69%	13,674	1.27%
Effective net interest income	$25,550	2.64%	$27,655	2.09%
Weighted average balance of interest-earning assets	$3,526,270		$4,868,365

	Six Months Ended
	June 30, 2014		June 30, 2013
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$76,321	4.34%	$79,576	3.48%
Less: effective interest expense/effective cost of funds (1)	24,648	1.67%	24,030	1.21%
Effective net interest income	$51,673	2.67%	$55,546	2.27%
Weighted average balance of interest-earning assets	$3,519,437		$4,546,429

(1)	As reconciled in Table 16, above.

The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 18
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income/(loss) allocable to common stockholders (1)	$40,291	$(76,356)	$64,570	$(74,600)
Adjustments to arrive at operating earnings:
Realized loss on sale of RMBS, net	7,072	47,508	18,882	31,713
Unrealized (gain)/loss on RMBS, net	(51,590)	134,822	(102,237)	167,870
Unrealized (gain)/loss on derivatives, net	14,467	(79,778)	33,185	(78,119)
Unrealized (gain)/loss on securitized mortgage loans, net	(2,042)	3,473	(3,096)	625
Unrealized (gain)/loss on securitized debt	364	(887)	354	(15)
Unrealized (gain) on other investment securities	(54)	—	(176)	—
Non-cash stock-based compensation expense	408	146	867	545
Realized (gain)/loss on Swap/Swaption terminations and expirations, net	7,585	(10,028)	14,112	(10,028)
Realized loss on Short TBA Contracts, net	—	—	7,156	—
Other	68	—	68	—
Tax amortization of gain/(loss) on Swaption terminations and expirations, net	(48)	—	(92)	—
Total adjustments to arrive at operating earnings	(23,770)	95,256	(30,977)	112,591
Operating earnings	$16,521	$18,900	$33,593	$37,991
Operating earnings per common share	$0.52	$0.59	$1.05	$1.32
Weighted average common shares	32,019,863	31,995,321	32,017,640	28,858,241

(1)	See Note 16 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at June 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average Fair Isaac Corporation (or, FICO) score (which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness), and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 19	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	65	628	13	6	2	714
Current unpaid principal balance	$13,572	$126,678	$2,587	$1,169	$139	$144,145
Loan Attributes:
Weighted average loan age	75	84	90	107	119	83
Weighted average original loan-to-value	74.60%	79.84%	82.55%	80.60%	100.00%	79.42%
Weighted average original FICO	602	632	624	610	668	629
Net weighted average coupon rate	6.84%	5.68%	5.59%	5.39%	7.83%	5.79%
Current Performance:
Current	59.50%	74.30%	69.60%	100.00%	—%	72.95%
30 days delinquent	19.66%	8.68%	2.56%	—%	—%	9.53%
60 days delinquent	1.73%	4.76%	16.14%	—%	—%	4.63%
90+ days delinquent	15.13%	8.15%	11.70%	—%	100.00%	8.89%
Bankruptcy/foreclosure	3.98%	4.12%	—%	—%	—%	3.99%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at June 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 20	Year of Securitization (1)
	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of securities	2	17	35	72	74	49	249
Carrying value/estimated fair value	$20,253	$122,298	$233,933	$425,727	$440,411	$170,572	$1,413,194
Amortized cost	$20,131	$107,593	$206,481	$401,112	$423,338	$163,013	$1,321,668
Current par value	$20,131	$156,040	$287,569	$507,974	$477,038	$182,072	$1,630,824
Carrying value to current par	100.61%	78.38%	81.35%	83.81%	92.32%	93.68%	86.66%
Amortized cost to current par	100.00%	68.95%	71.80%	78.96%	88.74%	89.53%	81.04%
Net weighted average security coupon	3.35%	1.43%	0.64%	1.04%	1.32%	2.03%	1.23%
Loan Attributes:
Weighted average loan age (months)	88	90	99	110	120	137	113
Weighted average original loan-to-value	95.03%	77.48%	78.48%	80.24%	79.76%	80.25%	79.78%
Weighted average original FICO	609	666	653	648	622	616	638
Current Performance:
60+ day delinquencies	72.93%	31.58%	30.88%	31.16%	25.70%	26.47%	29.48%
Average credit enhancement (2)	57.49%	17.81%	23.33%	36.02%	41.64%	27.08%	33.32%
3 month CRR (3)	0.92%	2.75%	3.71%	4.20%	5.13%	4.06%	4.22%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended June 30, 2014. Information is based on loans for individual groups owned by us.
The following table presents the fair value of our non-Agency RMBS at June 30, 2014, by original purchase price as a percentage of our par value by year of acquisition:

Table 21	Year of Acquisition
Acquisition Price (1)	2014	2013	2012	2011	Total	Percent of Total
>100%	$5,892	$15,449	$—	$—	$21,341	1.5%
95% to 100%	65,305	41,922	533	—	107,760	7.6
85% to <95%	74,099	379,272	48,563	4,549	506,483	35.8
75% to <85%	67,531	189,176	113,434	15,092	385,233	27.3
65% to <75%	6,158	72,460	92,142	18,164	188,924	13.4
<65%	8,941	8,638	161,384	24,490	203,453	14.4
Total	$227,926	$706,917	$416,056	$62,295	$1,413,194	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at June 30, 2014 based on fair value:

Table 22
Property Location	Percent (1)
California	25.0%
New York	10.0%
Florida	8.5%
Texas	6.4%
New Jersey	3.7%
Other (2)	46.4%
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.3% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at June 30, 2014:

Table 23
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$1,112,709	78.73%
Alt-A	158,942	11.25
Option ARMs	141,543	10.02
Total	$1,413,194	100.0%
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our Agency pass-through RMBS and Agency Inverse IO to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions to improve; and (vii) the value of our Long TBA Contracts, if any, to decline. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition.
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
Nearly all of our Agency pass-through RMBS, which comprise the substantial majority of our Agency portfolio, are fixed- rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration of our Agency RMBS and derivatives using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at June 30, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at June 30, 2014, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 24
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	1.42%	0.01%
+50	0.68%	(0.24)%
(50)	(1.00)%	(13.12)%
(100)	(1.91)%	(20.18)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2014. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of June 30, 2014, see Note 8 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk and are required to pledge cash or securities as collateral as part of a margin arrangement in connection with such contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps and Swaptions per counterparty. In the event that a counterparty to one of these contracts were to default on its obligation, we would be exposed to a loss when the amount of cash or securities pledged by us exceeds the unrealized loss on such contracts and to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and could lose the amount by which the Swaption is in-the-money.
During the past several years, certain repurchase agreement and derivative counterparties in the U.S. and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks.
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at June 30, 2014:

Table 25
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,392,781	$9,663	$221,405	5.7%
Canada (2)	2	507,778	—	100,234	2.6%
	9	1,900,559	9,663	321,639	8.3%
Europe: (2)
Germany	1	94,740	—	8,285	0.2%
Switzerland	1	79,824	—	36,443	0.9%
United Kingdom	2	374,524	(2,609)	89,084	2.3%
Netherlands	1	171,132	478	10,324	0.3%
	5	720,220	(2,131)	144,136	3.7%
Asia: (2)
Japan	3	371,210	4,681	26,129	0.7%
Total Counterparty Exposure	17	$2,991,989	$12,213	$491,904	12.7%

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

We maintain cash deposits with what we believe to be high credit quality financial institutions. At June 30, 2014, we had cash of $98,014 which was primarily comprised of cash on deposit with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits.

We had outstanding balances under repurchase agreements with 17 counterparties at June 30, 2014. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2014:

Table 26
Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
J.P. Morgan Securities LLC	A+/Aa3/A+	$77,308	6	9.7%
Barclays Capital Inc.(3)	A/A2/A	$72,545	5	9.1%
Royal Bank of Canada (4)	AA-/Aa3/AA	$89,426	9	11.2%
Wells Fargo (5)	AA-/Aa3/AA-	$86,870	12	10.9%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2014 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Counterparty rating is the rating for Barclays Bank PLC, which is the parent entity of Barclays Capital Inc. Barclays Capital Inc. was rated A by Standard & Poor’s Ratings Services as of June 30, 2014.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada, as RBC (Barbados) Trading Bank Corporation was not rated at June 30, 2014.

(5)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $74,616 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of June 30, 2014.

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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, we were not involved in any legal proceedings.

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

August 6, 2014

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)