Form 10-Q
period 2014-09-30
Apollo Residential Mortgage, Inc.
filed 2014-11-06
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of November 4, 2014 there were 32,063,141 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Cash	$105,904	$127,959
Restricted cash	66,399	67,458
Residential mortgage-backed securities, at fair value (of which $3,424,933 and $3,317,060 were pledged as collateral, respectively)	3,590,439	3,503,326
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	106,947	110,984
Other investment securities, at fair value (of which $30,688 and $11,515 were pledged as collateral, respectively)	30,688	11,515
Other investments	25,512	—
Investment related receivable (of which $0 and $21,959 were pledged as collateral, respectively)	6,095	24,887
Interest receivable	10,020	10,396
Deferred financing costs, net	773	882
Derivative instruments, at fair value	25,022	53,315
Other assets	1,072	854
Total Assets	$3,968,871	$3,911,576

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,076,808	$3,034,058
Non-recourse securitized debt, at fair value	36,188	43,354
Investment related payable	11,505	—
Obligation to return cash held as collateral	14,656	38,654
Accrued interest payable	10,332	8,708
Derivative instruments, at fair value	5,018	4,610
Payable to related party	5,036	5,444
Dividends payable	17,558	16,812
Accounts payable and accrued expenses	1,336	2,335
Other liabilities	6	—
Total Liabilities	3,178,443	3,153,975

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,063,141 and 32,038,970 shares issued and outstanding, respectively	321	320
Additional paid-in capital	793,021	792,010
Accumulated deficit	(2,983)	(34,798)
Total Stockholders’ Equity	790,428	757,601
Total Liabilities and Stockholders’ Equity	$3,968,871	$3,911,576

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Residential mortgage-backed securities	$36,277	$32,013	$108,093	$107,959
Securitized mortgage loans	1,871	2,324	6,044	5,954
Other	394	79	726	79
Total interest income	38,542	34,416	114,863	113,992
Interest expense:
Repurchase agreements	(7,310)	(6,299)	(21,214)	(18,935)
Securitized debt	(398)	(490)	(1,272)	(1,308)
Total interest expense	(7,708)	(6,789)	(22,486)	(20,243)

Net interest income	30,834	27,627	92,377	93,749

Other income/(loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	2,581	(16,596)	(16,301)	(48,309)
Gain/(loss) on derivative instruments, net (includes $12,434, ($27,572), ($20,751), and $50,547 of unrealized gains/(losses), respectively)	801	(21,687)	(63,522)	55,884
Unrealized gain/(loss) on residential mortgage-backed securities, net	(16,971)	28,143	85,266	(139,727)
Unrealized gain/(loss) on securitized debt	67	(428)	(287)	(413)
Unrealized gain/(loss) on securitized mortgage loans, net	(650)	537	2,440	(88)
Unrealized gain/(loss) on other investment securities	(101)	116	75	116
Other, net	39	4	14	72
Other income/(loss), net	(14,234)	(9,911)	7,685	(132,465)

Operating expenses:
General and administrative (includes ($144), ($207), ($1,011) and ($752) of non-cash stock based compensation, respectively)	(2,925)	(3,089)	(8,941)	(8,374)
Management fee – related party	(2,800)	(2,941)	(8,360)	(8,651)
Total operating expenses	(5,725)	(6,030)	(17,301)	(17,025)

Net income/(loss)	10,875	11,686	82,761	(55,741)
Preferred stock dividends declared	(3,450)	(3,450)	(10,350)	(10,350)
Net income/(loss) allocable to common stock and participating securities	$7,425	$8,236	$72,411	$(66,091)

Earnings/(loss) per common share - basic and diluted	$0.23	$0.25	$2.25	$(2.22)

Dividends declared per share of common stock	$0.44	$0.40	$1.26	$1.80

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share and per share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601
Restricted stock grants	—	—	9,208	—	—	—	—
Net settlement of vested restricted stock units in common stock	—	—	14,963	1	—	—	1
Equity based compensation expense	—	—	—	—	1,011	—	1,011
Net income	—	—	—	—	—	82,761	82,761
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	(10,350)
Dividends declared on common stock	—	—	—	—	—	(40,596)	(40,596)
Balance at September 30, 2014	6,900,000	$69	32,063,141	$321	$793,021	$(2,983)	$790,428

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income/(loss)	$82,761	$(55,741)
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(17,455)	6,430
Amortization of deferred financing costs	333	276
Equity based compensation expense	976	752
Unrealized (gain)/loss on mortgage-backed securities, net	(85,266)	139,727
Unrealized (gain)/loss on securitized mortgage loans, net	(2,440)	88
Unrealized (gain)/loss on derivative instruments, net	20,751	(50,547)
Unrealized loss on securitized debt	287	413
Unrealized (gain) on other investment securities	(75)	(116)
Realized (gain) on sales of mortgage-backed securities	(7,642)	(38,967)
Realized loss on sales of mortgage-backed securities	23,943	87,276
Realized (gain)/loss on derivative instruments	27,773	(22,807)
Realized loss on real estate owned, net	50	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable, less purchased interest	396	1,293
(Increase) in other assets	(363)	(140)
Increase in accrued interest payable	1,624	381
Increase in accounts payable and accrued expenses	96	611
(Decrease) in payable to related party	(1,645)	(252)
Increase in other liabilities	6	—
Net cash provided by operating activities	44,110	68,677

Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(981,875)	$(2,853,873)
Proceeds from sales of mortgage-backed securities	777,730	3,158,876
Purchases of mortgage loans, simultaneously securitized	—	(113,038)
Purchase of other investment securities	(20,752)	(12,000)
Warehouse line advances	(25,469)	—
Payments received on warehouse line	2,481	—
Purchase of real estate subject to sale agreements	(2,228)	—
Purchase of mortgage loans	(295)	—
Proceeds from sales of real estate owned	168	—
(Increase)/decrease in restricted cash related to investing activities	(6,356)	30,685
(Decrease)/increase in cash collateral held related to investing activities	(23,998)	42,381
Principal payments received on mortgage-backed securities	232,748	301,763
Principal payments received on securitized mortgage loans	5,736	3,333
Principal payments received on other investment securities	1,686	404
Payments made on termination of derivative instruments, net	(6,424)	23,814
Purchase of interest rate swaptions	(13,400)	(21,297)
Other, net	1	33
Net cash provided/(used) in investing activities	(60,247)	561,081

Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$8,453,547	$15,646,628
Repayments of repurchase agreement borrowings	(8,409,336)	(16,419,385)
Increase in restricted cash related to financing activities	7,415	1,960
Proceeds from issuance of securitized debt	—	50,375
Principal payments on securitized debt	(7,453)	(4,785)
Payments made for securitization/deferred financing costs	—	(826)
Dividends paid on preferred stock	(10,350)	(11,922)
Dividends paid on common stock and dividend equivalent rights	(39,569)	(70,336)
Proceeds from issuance of common stock	—	172,040
Payment of costs to issue preferred and common stock	—	(825)
Implied repurchase of common stock for net share settlement of equity awards	36	—
Deferred financing costs paid	(208)	(16)
Net cash used by financing activities	(5,918)	(637,092)
Net decrease in cash	(22,055)	(7,334)
Cash at beginning of period	127,959	149,576
Cash at end of period	$105,904	$142,242
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) - Continued
(in thousands)
(Continued.)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$20,304	$20,314

Supplemental disclosure of non-cash investing/financing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$(7,790)	$(91)
Principal payments due from broker	$3,842	$1,657
Dividends and dividend equivalent rights declared, not yet paid	$17,558	$16,714
Payable for issuance of preferred and common stock	$—	$104
Deferred financing costs not yet paid	$14	$15
Derivative termination fee receivable for unsettled trades	$—	$1,910
Issuance of common stock upon vesting of equity awards	$171	$—

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)
References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in the index, which index is typically the one month London Interbank Offer Rate; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM-RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “Fannie Mae” refers to the Federal National Mortgage Association; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “LIBOR” refers to the London Interbank Offer Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “RMBS” refer to residential mortgage-backed securities; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; and “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. Through September 30, 2014, our portfolio was comprised of: (i) Agency RMBS (which include pass-through securities whose underlying collateral primarily includes fixed-rate mortgages), Agency IO and Agency Inverse IO; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; and (v) other real estate related investments. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
Note 2 – Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
The interim unaudited consolidated financial statements include our accounts and those of our consolidated subsidiaries and a VIE in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. We currently operate as one business segment.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (or, the SEC) on February 21, 2014. Our results of operations for the quarterly period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At September 30, 2014 and December 31, 2013, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits.

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

(e)	Investment Securities and Securitized Mortgage Loans
Our investment securities, which are comprised of RMBS and other investment securities, are designated as available for sale. Our RMBS portfolio is comprised of mortgage pass-through certificates, Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
At September 30, 2014, our other investment securities were comprised of investments in Freddie Mac’s Structured Agency Credit Risk debt notes (or, STACR Notes) and SBC-MBS. The STACR Notes represent unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a referenced pool of residential mortgage loans. Interest income on the STACR Notes is included in “Interest income - other” and changes in the estimated fair value of the security are included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations. Our SBC-MBS are secured by first liens on commercial, multifamily or mixed use properties and substantially all of the loans also are secured by personal guarantees from the primary principals of the related businesses when the primary borrower is a legal entity rather than an individual. STACR Notes and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet.
Balance Sheet Presentation
Purchases and sales of our investment securities are recorded on the trade date. Our RMBS and other investment securities pledged as collateral against borrowings under repurchase agreements are included in “Residential mortgage-backed securities, at fair value” and “Other investment securities, at fair value” on our consolidated balance sheet, respectively, with the fair value of securities pledged disclosed parenthetically.
The aggregate fair value of the mortgage loans that we securitized are presented on our consolidated balance sheet as “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.” Such assets can be used only to settle obligations of the consolidated VIE. (See Notes 5 and 15.)

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
Determination of Fair Value
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, other investment securities and non-recourse securitized debt, we obtain third-party broker quotes which, while non-binding, we believe are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to valuations received from a third-party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly price levels.
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
Impairments
Investment Securities: We have elected the fair value option for our investment securities and, as such, all changes in the market value of our investment securities are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Note 4.)
Securitized Mortgage Loans: We have elected the fair value option for our securitized mortgage loans and, as such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including a provision for loan losses, if any. Our securitized mortgage loans had evidence of deterioration of credit quality at the time of acquisition. We analyze our securitized mortgage loan pool at least quarterly to assess the actual performance compared to the expected performance. If the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the previous yield, we recognize a provision to loan losses (i.e., a reduction in the amortized cost of the securitized mortgage loans that is recorded in earnings) in an amount such that the yield will remain unchanged. If cash flow estimates on our securitized mortgage loans increase subsequent to recording a provision to loan losses, we will reverse previously recognized provision for loan losses before any increase to the yield is made. (See Note 5.)

(f)	Designation and Fair Value Option Election
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

(g)	Interest Income Recognition
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
For Agency IO, Agency Inverse IO and Agency Inverse Floaters income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
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
Warehouse line receivable
We accrue interest income on our warehouse line receivable, which is included as a component of our “Interest income- other” and “Other investments,” on our consolidated financial statements, based on the contractual terms of the warehouse agreement. We assess the collectability of the warehouse receivable and associated income on at least a quarterly basis.

(h)	Variable Interest Entities
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
Mortgage Loan Securitization
In February 2013, we purchased a pool of residential mortgage loans and simultaneously completed a securitization transaction collateralized by such mortgage loans. In determining the accounting treatment to be applied to this securitization transaction, we evaluated whether the trust used to facilitate the transaction was a VIE and, if so, whether it should be consolidated. Based on our evaluation, we concluded that the trust was a VIE which should be consolidated by us. (See Note 15.)

(i)	Deferred Financing Costs
Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. We incurred such costs in connection with our repurchase agreements and, beginning in February 2013, in connection with our whole-loan securitization transaction and issuance of beneficial interests by the consolidated VIE. Our deferred financing costs may include legal, accounting and other related fees. These deferred charges are included on our consolidated balance sheet as a component of “Deferred financing costs, net.” The amortization of deferred charges associated with our securitized debt is adjusted to reflect actual repayments of the securitized debt. (See Note 15.)

(j)	Earnings Per Share
Basic earnings per share (or, EPS) is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. (See Note 18.)

(k)	Derivative Instruments
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

(l)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through September 30, 2014, none of our repurchase agreements had been accounted for as components of linked transactions. With the exception of securities obtained in connection with our securitization that were eliminated in consolidation, through September 30, 2014, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(m)	Stock-based Payments
We account for stock-based awards granted to our independent directors, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to RSUs issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We measure the fair value of our RSUs using the price of our common stock and other measurement assumptions, including implied volatility and discount rates. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

(n)	Income Taxes
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
We have elected to treat one wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in non-real estate-related activities and is subject to U.S. Federal, state and local income tax at regular corporate tax rates. The TRS was established in connection with the purchase of the pool of residential mortgage loans in February 2013 and the securitization transaction as discussed in Notes 5 and 15.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2011 to date. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(o)	Recent Accounting Pronouncements
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
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. Early application is not permitted. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.
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
In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. We are in the process of evaluating the impact that this guidance will have on our consolidated financial statements when adopted.
In addition, in August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management’s plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

2016, with early adoption permitted. We are assessing whether we will elect to adopt this accounting guidance early and, based on our current financial condition do not expect this guidance to have an impact on our consolidated financial statements.
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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, other investment securities (comprised of STACR Notes and SBC-MBS) and non-recourse securitized debt, we obtain third-party broker quotes which, while non-binding, we believe are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to valuations received from a third-party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for our Agency RMBS, STACR Notes and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and other investment securities as Level II valuations. While market liquidity exists for non-Agency RMBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS, SBC-MBS and securitized debt are categorized as Level III.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(e) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of September 30, 2014 and December 31, 2013 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at September 30, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,145,423	$1,445,016	$3,590,439
Securitized mortgage loans	—	—	106,947	106,947
Other investment securities	—	11,078	19,610	30,688
Swaps/Swaptions	—	25,022	—	25,022
Total	$—	$2,181,523	$1,571,573	$3,753,096
Liabilities:
Swaps	$—	$5,018	$—	$5,018
Non-recourse securitized debt	—	—	36,188	36,188
Total	$—	$5,018	$36,188	$41,206

	Estimated Fair Value at December 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,290,537	$1,212,789	$3,503,326
Securitized mortgage loans	—	—	110,984	110,984
Other investment securities	—	—	11,515	11,515
Short TBA Contracts	—	750	—	750
Swaps/Swaptions	—	52,565	—	52,565
Total	$—	$2,343,852	$1,335,288	$3,679,140
Liabilities:
Swaps	$—	$4,610	$—	$4,610
Non-recourse securitized debt	—	—	43,354	43,354
Total	$—	$4,610	$43,354	$47,964

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(f) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$1,413,194	$751,024	$1,212,789	$605,197
Purchases	72,511	398,605	304,388	630,083
Sales	(2,253)	(9,937)	(13,562)	(75,500)
Principal repayments	(45,671)	(36,163)	(108,661)	(84,772)
Realized gains, net	531	1,770	2,965	11,500
Unrealized gains/(loss), net (1)	(7,829)	1,172	3,456	4,087
Discount accretion	14,533	11,349	43,641	27,225
Ending balance	$1,445,016	$1,117,820	$1,445,016	$1,117,820

(1)
Includes unrealized losses that have been classified as OTTI of $3,426 and $696 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $6,059 and $2,227 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The following table presents a summary of the changes in the fair value of our securitized mortgage loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$109,712	$110,278	$110,984	$—
Purchases	—	—	—	113,038
Principal repayments	(1,823)	(1,282)	(5,736)	(3,333)
Discount accretion and other adjustments	(247)	53	(511)	(31)
Unrealized gain/(loss) during the period, net (1)	(650)	537	2,440	(88)
Transfer to REO	(45)	—	(230)	—
Ending balance	$106,947	$109,586	$106,947	$109,586

(1)
Amount is net of reversal of provision for loan losses of $1,241 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively, and recognition of provision for loan losses of $1,726 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

During the nine months ended September 30, 2014, we transferred certain of our other investment securities from Level III to Level II of the fair value hierarchy, all of which occurred during the three months ended March 31, 2014. These transferred securities, comprised of STACR Notes, were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents a summary of the changes in the fair value of our Level III other investment securities for the periods presented :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$—	$—	$11,515	$—
Transfer out of Level III fair values	—	—	(11,515)	—
Purchases during the period	19,799	12,000	19,799	12,000
Principal repayments	(224)	(404)	(224)	(404)
Discount accretion	27	—	27	—
Unrealized gain	8	116	8	116
Ending balance	$19,610	$11,712	$19,610	$11,712
The following table presents a summary of the changes in the fair value of our securitized debt for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$38,656	$47,338	$43,354	$—
Debt issued during the period	—	—	—	50,375
Principal paid	(2,401)	(1,763)	(7,453)	(4,785)
Unrealized (gain)/loss	(67)	428	287	413
Ending balance	$36,188	$46,003	$36,188	$46,003
The following table presents key unobservable input assumptions used to arrive at the estimated fair value of our securitized mortgage loans at September 30, 2014:

Assumption	Weighted Average	Range
Default rate	5.54%	0%	to	11.16%
Loss severity	51.82%	0%	to	67.62%
Voluntary prepayments	1.13%	0%	to	1.39%
Discount rate	7.49%	2.20%	to	15.00%
(g) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$6,095	$6,095	$24,887	$24,887
Warehouse line receivable (1) (2)	$22,989	$22,989	$—	$—
Mortgage loans	$295	$295	$—	$—
Financial liabilities:
Repurchase agreements	$3,076,808	$3,076,944	$3,034,058	$3,034,230
Investment related payable (1)	$11,505	$11,505	$—	$—

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	This item is included as a component of “Other investments” on our consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 71 days and 42 days at September 30, 2014 and December 31, 2013, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at September 30, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Estimated Weighted Average Yield (3)
	September 30, 2014
Agency RMBS – 30-Year Mortgages:
3.5% Coupon	$149,142	$6,878	$156,020	$152,392	$—	$(3,628)	3.50%	2.80%
4.0% Coupon	1,302,012	93,114	1,395,126	1,375,410	5,701	(25,417)	4.00%	2.86%
4.5% Coupon	466,745	35,394	502,139	506,427	4,288	—	4.50%	3.05%
	1,917,899	135,386	2,053,285	2,034,229	9,989	(29,045)	4.08%	2.90%
Agency RMBS – 15-Year Mortgages:
3.0% Coupon	48,941	1,312	50,253	50,449	196	—	3.00%	2.47%
Agency Inverse Floater	1,381	3,723	5,104	5,122	18	—	81.83%	12.43%
Agency IO (4)	—	—	24,471	25,255	1,019	(235)	4.02%	0.41%
Agency Inverse IO (4)	—	—	30,445	30,368	88	(165)	6.22%	12.81%
Total Agency	1,968,221	140,421	2,163,558	2,145,423	11,310	(29,445)	4.23%	3.02%
Non-Agency RMBS	1,666,481	(308,589)	1,357,892	1,445,016	89,992	(2,868)	1.23%	6.13%
Total RMBS	$3,634,702	$(168,168)	$3,521,450	$3,590,439	$101,302	$(32,313)	3.00%	4.22%

	December 31, 2013
Agency RMBS – 30-Year Mortgages:
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)	4.12%	1.06%
3.5% Coupon	303,026	19,925	322,951	301,068	—	(21,883)	3.50%	2.54%
4.0% Coupon	1,558,943	120,636	1,679,579	1,602,080	—	(77,499)	4.00%	2.84%
4.5% & 5.0% Coupons	235,127	18,266	253,393	250,136	—	(3,257)	4.52%	3.18%
	2,108,715	159,609	2,268,324	2,165,623	—	(102,701)	3.99%	2.82%
Agency RMBS – 15-Year Mortgages:
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)	3.00%	2.50%
Agency IO (4)	—	—	41,521	44,425	3,254	(350)	3.95%	1.58%
Agency Inverse IO (4)	—	—	27,673	26,778	50	(945)	6.16%	15.16%
Total Agency	2,161,414	161,022	2,391,630	2,290,537	3,304	(104,397)	4.08%	2.94%
Non-Agency RMBS	1,438,007	(302,827)	1,135,180	1,212,789	81,876	(4,267)	1.24%	6.73%
Total RMBS	$3,599,421	$(141,805)	$3,526,810	$3,503,326	$85,180	$(108,664)	3.09%	4.16%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $10,043 at September 30, 2014 with an estimated fair value of $10,214. We had no unsettled purchases at December 31, 2013.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(h).

(2)
Amortized cost is reduced by unrealized losses that are classified as OTTI. We recognized OTTI of $3,817 and $2,747 for the three months ended September 30, 2014 and September 30, 2013, respectively, and $7,207 and $7,699 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

(3)
The estimated weighted average yield at the date presented incorporates estimates for future prepayment assumptions and forward interest rate assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At September 30, 2014 and December 31, 2013, our Agency IO had a notional balance of $293,345 and $410,187, respectively, and our Agency Inverse IO had a notional balance of $149,983 and $145,650, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuing Agency at September 30, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	September 30, 2014
Fannie Mae
3.5% Coupon	$19,142	$1,022	$20,164	$19,606	$—	$(558)
4.0% Coupon	510,604	40,026	550,630	539,530	946	(12,046)
4.5% Coupon	360,626	27,676	388,302	391,538	3,236	—
	890,372	68,724	959,096	950,674	4,182	(12,604)
Freddie Mac
3.0% Coupon	48,941	1,312	50,253	50,449	196	—
3.5% Coupon	130,000	5,856	135,856	132,786	—	(3,070)
4.0% Coupon	791,408	53,088	844,496	835,880	4,755	(13,371)
4.5% Coupon	106,119	7,718	113,837	114,889	1,052	—
	1,076,468	67,974	1,144,442	1,134,004	6,003	(16,441)
Total Agency pass-through RMBS	$1,966,840	$136,698	$2,103,538	$2,084,678	$10,185	$(29,045)

	December 31, 2013
Fannie Mae
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)
3.5% Coupon	195,625	12,982	208,607	194,518	—	(14,089)
4.0% Coupon	867,103	70,437	937,540	894,009	—	(43,531)
4.5% Coupon	210,356	16,301	226,657	223,536	—	(3,121)
	1,284,703	100,502	1,385,205	1,324,402	—	(60,803)
Freddie Mac
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)
3.5% Coupon	107,402	6,943	114,345	106,551	—	(7,794)
4.0% Coupon	691,838	50,199	742,037	708,069	—	(33,968)
4.5% & 5.0% Coupons	24,772	1,965	26,737	26,601	—	(136)
	876,711	60,520	937,231	894,932	—	(42,299)
Total Agency pass-through RMBS	$2,161,414	$161,022	$2,322,436	$2,219,334	$—	$(103,102)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,242,276	$(202,211)	$1,040,065	$1,106,477	$68,834	$(2,422)
Alt-A	216,039	(53,932)	162,107	175,889	14,114	(332)
Option ARMs	208,166	(52,446)	155,720	162,650	7,044	(114)
Total Non-Agency RMBS	$1,666,481	$(308,589)	$1,357,892	$1,445,016	$89,992	$(2,868)

	December 31, 2013
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,128,254	$(222,816)	$905,438	$964,740	$62,685	$(3,383)
Alt-A	164,010	(36,935)	127,075	139,425	12,831	(481)
Option ARMs	145,743	(43,076)	102,667	108,624	6,360	(403)
Total Non-Agency RMBS	$1,438,007	$(302,827)	$1,135,180	$1,212,789	$81,876	$(4,267)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at September 30, 2014:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency pass-through RMBS	$222,919	$(960)	8	$921,757	$(28,085)	23
Agency IO	3,302	(235)	1	—	—	—
Agency Inverse IO	11,320	(165)	3	—	—	—
Total Agency RMBS	237,541	(1,360)	12	921,757	(28,085)	23
Non-Agency RMBS	251,772	(2,332)	57	27,280	(536)	10
Total RMBS	$489,313	$(3,692)	69	$949,037	$(28,621)	33
(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Agency RMBS	$25,261	$(8,698)	$16,563	$75,784	$(25,707)	$50,077
Non-Agency RMBS	5,181	14,533	19,714	14,375	43,641	58,016
Total	$30,442	$5,835	$36,277	$90,159	$17,934	$108,093

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Agency RMBS	$28,151	$(11,207)	$16,944	$105,842	$(33,657)	$72,185
Non-Agency RMBS	3,720	11,349	15,069	8,549	27,225	35,774
Total	$31,871	$142	$32,013	$114,391	$(6,432)	$107,959

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(f) Realized and Unrealized Gains and Losses on RMBS
The following tables present components of net realized gains/(losses) and the change in net unrealized gains/(losses) on our RMBS portfolio for the periods presented:

	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
RMBS Type	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Agency pass-through - fixed-rate	$(560)	$(6,161)	$(22,027)	$84,179
Agency Inverse Floater	—	18	—	18
Agency IO	2,714	(2,546)	2,775	(2,839)
Agency Inverse IO	(104)	(453)	45	390
Agency ARM	—	—	(59)	62
Non-Agency	531	(7,829)	2,965	3,456
Total	$2,581	$(16,971)	$(16,301)	$85,266

RMBS Type	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Agency pass-through - fixed-rate	$(18,537)	$28,052	$(60,387)	$(135,611)
Agency IO	1,320	(2,182)	1,380	(21)
Agency Inverse IO	(1,149)	1,176	(802)	(8,107)
Agency ARM	—	(75)	—	(75)
Non-Agency	1,770	1,172	11,500	4,087
Total	$(16,596)	$28,143	$(48,309)	$(139,727)
(g) Contractual Maturities of RMBS, at Fair Value
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at September 30, 2014 and December 31, 2013:

Contractual Maturities of RMBS (1)	September 30, 2014	December 31, 2013
> 10 years up to and including 20 years	$393,228	$189,243
> 20 years up to and including 30 years	3,074,376	2,861,028
> 30 years	122,835	453,055
Total	$3,590,439	$3,503,326

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

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(111,084)	$(198,256)	$(109,299)	$(193,647)
Accretion of discount	—	14,533	—	43,592
Realized credit losses	697	—	3,002	—
Purchases	(4,520)	(7,367)	(36,058)	(18,225)
Sales and other	476	(250)	9,474	(1,977)
OTTI recognized in earnings	(3,426)	—	(6,059)	—
Transfers/release of credit reserve	4,621	(4,621)	25,704	(25,704)
Balance at end of period	$(113,236)	$(195,961)	$(113,236)	$(195,961)

(1)
At September 30, 2014, our non-Agency RMBS had gross discounts of $309,197, which included credit discounts of $97,958 and OTTI of $15,278. At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219.

Note 5 – Securitized Mortgage Loans
In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038, which we simultaneously securitized. At September 30, 2014, our securitized mortgage loans were carried at their fair value of $106,947, comprised of an amortized cost of $98,830 and unrealized gains of $8,117. Amortized cost reflects the principal balance of the securitized mortgage loans less purchase discounts and provision for loan losses recognized plus accretion of discount. Our securitized mortgage loan pool at September 30, 2014 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. The servicer for our securitized mortgage loans, who is appointed by us, may modify certain provisions of the loans in order to mitigate losses. (See Note 15.)
The following table presents a summary of the changes in the carrying value of securitized mortgage loans held for investment for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance beginning of period	$109,712	$110,278	$110,984	$—
Purchases during the period	—	—	—	113,038
Principal repayments	(1,823)	(1,282)	(5,736)	(3,333)
Discount accretion and other adjustments	(247)	53	(511)	(31)
Unrealized gain/(loss) during the period, net (1)	(650)	537	2,440	(88)
Transfer to REO	(45)	—	(230)	—
Balance at end of period	$106,947	$109,586	$106,947	$109,586

(1)
Amount is net of the reversal of provision for loan losses of $1,241 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively, and recognition of provision for loan losses of $1,726 and $0 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents the five largest U.S. states represented in our securitized mortgage loans at September 30, 2014 based on principal balance:

Property Location	State Concentration	Principal Balance
California	21.4%	$30,345
Florida	13.8	19,626
Maryland	12.2	17,296
Texas	7.5	10,603
New York	7.1	10,024
Other	38.0	54,125
Total	100.0%	$142,019
Note 6 – Other Investment Securities
The following table presents certain information about our other investment securities portfolio at September 30, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses (1)	Weighted Average Coupon	Estimated Weighted Average Yield (2)
	September 30, 2014
Freddie Mac – STACR Notes	$10,636	$40	$10,676	$11,078	$408	$(6)	3.56%	4.33%
SBC-MBS	22,084	(2,482)	19,602	19,610	12	(4)	1.02	4.62
Total Other Investment Securities	$32,720	$(2,442)	$30,278	$30,688	$420	$(10)	1.84%	4.51%

	December 31, 2013
Freddie Mac – STACR Notes	$11,180	$—	$11,180	$11,515	$335	$—	3.57%	5.51%
Total Other Investment Securities	$11,180	$—	$11,180	$11,515	$335	$—	3.57%	5.51%

(1)	Amounts presented include two other investment securities which as of September 30, 2014 were in an unrealized loss position for less than 12 months.

(2)	The estimated weighted average yield of the data presented incorporates estimates for future prepayments assumptions and forward interest rate assumptions.
STACR Notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a referenced pool of residential mortgage loans.
The following tables present components of interest income on our other investment securities for the periods presented:

	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Freddie Mac – STACR Notes (1)	$100	$1	$101	$305	$4	$309
SBC-MBS	4	27	31	4	27	31
Total	$104	$28	$132	$309	$31	$340

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
Freddie Mac – STACR Notes (1)	$80	$—	$80	$80	$—	$80
Total	$80	$—	$80	$80	$—	$80

(1)	STACR Notes pay interest monthly at a rate of one-month LIBOR plus 3.4%.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

During the three months ended September 30, 2014, we invested $19,799 in SBC-MBS. SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property and may also include very small allocations of other property types. The SBC-MBS that we own have a significant percentage of mortgage loans that are additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. As part of underwriting small balance commercial loans, real estate appraisals of the underlying real estate are generally obtained at origination of the mortgage assets underlying the SBC-MBS.
Note 7 – Other Investments
Our other investments are comprised of the balance outstanding on our warehouse line and real estate and mortgage loans that we acquire in connection with our “Seller Financing Program.” The Seller Financing Program refers to our initiative whereby we provide funding through a warehouse line to a third-party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. The mortgage loan or BFT Contract may be purchased by us or an unrelated third party from the counterparty, at which time the associated balance on the warehouse line is repaid to us.
BFT Contracts are agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the financing agreement. Pursuant to a BFT Contract, unlike a mortgage loan, the seller retains the legal title to the property, granting the buyer complete use of the property and requiring the buyer to maintain the property and bear the cost of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment.
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower which owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line. All BFT Contracts purchased through September 30, 2014, are presented as real estate on our consolidated balance sheet and we depreciate these properties until such time that the criteria for sale have been met. With respect to payments we received under BFT Contracts, we recorded the principal component of the buyer’s monthly payment as a deposit liability, which is included in other liabilities on our consolidated statements of financial condition, and recorded the interest payment in interest income as received.
The following table presents components of the carrying value of our other investments at September 30, 2014:

September 30, 2014
Warehouse line receivable	$22,989
Real estate subject to BFT Contracts (1) (2)	2,228
Mortgage Loans	295
Total Other Investments	$25,512

(1)	BFT Contracts on real estate at September 30, 2014 had an aggregate principal balance of $2,817 with a weighted average interest rate of 9.6%.

(2)	Net of $2 of accumulated depreciation.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 8 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at September 30, 2014 and December 31, 2013:

Investment Category	September 30, 2014	December 31, 2013
Agency RMBS - Fannie Mae	$3,251	$4,537
Agency RMBS - Freddie Mac	4,733	4,274
Non-Agency RMBS	975	902
Total RMBS interest receivable	8,959	9,713
Securitized mortgage loans	724	676
Other investment securities	10	7
Other investments	327	—
Total interest receivable	$10,020	$10,396
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Unsettled sales of non-Agency RMBS	$2,253	$21,978
Principal payments due from broker for non-Agency RMBS	3,842	2,909
Total investment related receivables	$6,095	$24,887
Note 9 – Borrowings Under Repurchase Agreements
As of September 30, 2014, we had master repurchase agreements with 25 counterparties and had outstanding borrowings of $3,076,808 with 18 counterparties. At September 30, 2014 and December 31, 2013, we had approximately $773 and $882, respectively, of deferred financing costs, net of amortization, included in “Deferred financing costs, net” on our consolidated balance sheet.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 24 months. The following table presents certain characteristics of our repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,934,669	0.33%	16	$2,082,447	0.42%	19
Non-Agency RMBS (1)	1,116,411	1.97	167	942,091	2.00	94
Other investment securities	25,728	1.74	77	9,520	1.74	24
Total	$3,076,808	0.94%	71	$3,034,058	0.91%	42

(1)
Includes $29,177 and $27,014 of repurchase borrowings collateralized by non-Agency RMBS of $48,036 and $47,057 at September 30, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents repricing information about our borrowings under repurchase agreements, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
30 days or less	$2,347,377	0.67%	$2,349,800	0.83%
> 30 days up to and including 60 days	125,228	1.46	534,487	0.95
> 60 days up to and including 90 days	—	—	55,950	2.06
> 90 days up to and including 120 days	266,709	1.67	13,406	2.05
> 120 days up to and including 360 days	337,494	2.04	74,682	2.21
> 360 days	—	—	5,733	2.59
Total	$3,076,808	0.94%	$3,034,058	0.91%
The following table presents the contractual maturity of our repurchase agreements at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
30 days or less	$2,152,526	0.53%	$2,181,208	0.70%
> 30 days up to and including 60 days	99,283	1.26	534,487	0.95
> 60 days up to and including 90 days	—	—	55,950	2.06
> 90 days up to and including 120 days	266,709	1.67	13,406	2.05
> 120 days up to and including 360 days	337,494	2.04	243,274	2.36
> 360 days	220,796	2.16	5,733	2.59
Total	$3,076,808	0.94%	$3,034,058	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 10 – Collateral Positions
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$8,905	$14,656	$2,550	$38,654
Repurchase agreement borrowings:
Agency RMBS	1,994,048	—	2,125,767	—
Non-Agency RMBS (2)	1,474,895	—	1,256,250	—
Other investment securities	30,688	—	11,515	—
Restricted cash	57,494	—	64,908	—
	3,557,125	—	3,458,440	—
Clearing margin:
Agency RMBS	4,026	—	4,059	—
Total	$3,570,056	$14,656	$3,465,049	$38,654

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and therefore is reported as cash with a corresponding liability on our consolidated balance sheet.

(2)
Includes non-Agency RMBS of $48,036 and $47,057 at September 30, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,994,048	$2,014,379	$6,354	$2,000,402
Non-Agency RMBS (1)	1,474,895	1,385,937	1,055	1,475,950
Other investment securities	30,688	30,278	9	30,697
Cash	57,494	—	—	57,494
	3,557,125	3,430,594	7,418	3,564,543
Cash pledged for derivatives	8,905	—	—	8,905
Agency RMBS pledged for clearing margin	4,026	3,990	13	4,039
Total	$3,570,056	$3,434,584	$7,431	$3,577,487

	December 31, 2013
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (2)	$2,125,767	$2,225,769	$6,850	$2,132,617
Non-Agency RMBS (3)	1,256,250	1,174,007	1,150	1,257,400
Other investment securities	11,515	11,180	7	11,522
Cash	64,908	—	—	64,908
	3,458,440	3,410,956	8,007	3,466,447
Cash pledged for Swaps and Swaptions	2,550	—	—	2,550
Agency RMBS pledged for clearing margin	4,059	4,331	12	4,071
Total	$3,465,049	$3,415,287	$8,019	$3,473,068

(1)	Includes a non-Agency RMBS with a fair value of $48,036, an amortized cost of $45,980 and the associated interest receivable of $116, all of which were eliminated in consolidation with a VIE.

(2)	Includes Agency RMBS of $21,959 that were sold but unsettled at December 31, 2013.

(3)	Includes a non-Agency RMBS with a fair value of $47,057, an amortized cost of $42,400 and the associated interest receivable of $141, all of which were eliminated in consolidation with a VIE.
In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. As a part of the securitization transaction, the most senior security created was sold to a third-party investor and as such, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” The securitized mortgage loans held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. As such, the fair value of the securitized mortgage loans is effectively viewed as collateralizing the non-recourse securitized debt on our consolidated balance sheet at September 30, 2014. (See Note 15.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

agreements would be immediately payable by us. Through September 30, 2014, we remained in compliance with all of our financial covenants. (See Note 12.)
Note 11 – Offsetting Assets and Liabilities
All balances associated with the repurchase agreements and derivatives transactions are presented on a gross basis in our consolidated balance sheets. Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at September 30, 2014 and December 31, 2013:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
September 30, 2014
Swaps and Swaptions, at fair value	$25,022	$—	$25,022	$(4,165)	$(14,656)	$6,201
December 31, 2013
Swaps and Swaptions, at fair value	$52,565	$—	$52,565	$(2,643)	$(38,016)	$11,906
Short TBA Contracts, at fair value	750	—	750	—	(638)	112
	$53,315	$—	$53,315	$(2,643)	$(38,654)	$12,018
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
September 30, 2014
Swaps and Swaptions, at fair value	$5,018	$—	$5,018	$(4,165)	$(853)	$—
Repurchase agreements	3,076,808	—	3,076,808	(3,076,808)	—	—
	$3,081,826	$—	$3,081,826	$(3,080,973)	$(853)	$—
December 31, 2013
Swaps and Swaptions, at fair value	$4,610	$—	$4,610	$(2,643)	$(1,967)	$—
Repurchase agreements	3,034,058	—	3,034,058	(3,034,058)	—	—
	$3,038,668	$—	$3,038,668	$(3,036,701)	$(1,967)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at September 30, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,499,631 (which includes $48,036 of RMBS that are not included in our consolidated balance sheet, as such assets were eliminated in consolidation with a VIE) and $3,393,532 at September 30, 2014 and December 31, 2013, respectively.

(4)
Total cash pledged against our derivatives was $8,905 and $2,550 at September 30, 2014 and December 31, 2013, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $57,494 and $64,908 at September 30, 2014 and December 31, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 12 – Derivative Instruments
We enter into derivative contracts, which through September 30, 2014 have from time to time been comprised of Swaps, Swaptions, and Short TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
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
Information with respect to our derivative instruments as presented on our consolidated balance sheets at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount		Estimated Fair Value
Swaps - assets	$957,000	$22,429	$1,007,000		$40,135
Swaptions - assets	1,100,000	2,593	1,375,000		12,430
Swaps - (liabilities)	730,000	(5,018)	580,000		(4,610)
Short TBA Contracts - assets	—	—	400,000	(1)	750
Total Derivative Instruments	$2,787,000	$20,004	$3,362,000		$48,705

(1)
Comprised of four Short TBA Contracts with a weighted average sale price of 102.93% with respect to 4.0% coupon, Fannie Mae 30-Year RMBS with an aggregate face amount of $400,000. These Short TBA Contracts settled in February 2014, resulting in a net realized loss of $7,156.

The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
Term to Maturity	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)
More than one year up to and including three years	$920,000	1.07%	2.7	$110,000	1.38%	2.8
More than three years up to and including five years	189,000	1.02	3.5	999,000	1.02	3.7
More than five years	578,000	2.13	8.2	478,000	1.98	8.7
Total	$1,687,000	1.43%	4.6	$1,587,000	1.34%	5.1
At September 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.61%. The following table presents information about our Swaptions at September 30, 2014:

	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.50 - 3.00%	$768	8	$160,000	5.0	2.77%
3.00 - 3.50%	183	11	15,000	10.0	3.42
3.50 - 4.00%	1,642	6	925,000	10.0	3.76
	$2,593	6	$1,100,000	9.3	3.61%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Character of Gain/(Loss) on Derivative Instruments	2014	2013	2014	2013
Net interest payments/accruals on Swaps (1)	$(5,128)	$(6,894)	$(14,998)	$(17,470)
Gains on the termination of Swaps, net (1)	—	7,100	—	15,689
Gain/(losses) on the termination and expiration of Swaptions, net (1)	(6,505)	5,398	(20,617)	6,837
Gain/(losses) on settlement of Short TBA Contracts (1)	—	281	(7,156)	281
Change in fair value of Swaps (2)	8,055	(14,873)	(18,113)	55,920
Change in fair value of Swaptions (2)	4,379	(13,522)	(1,888)	(5,373)
Change in fair value of Short TBA Contracts (2)	—	823	(750)	—
Total	$801	$(21,687)	$(63,522)	$55,884
Note: Each of the items presented is included as a component of “Gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our use of derivative instruments for the periods presented:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Swaps	Swaptions	Short TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$1,687,000	$1,335,000	$400,000	$1,587,000	$1,375,000
Notional amount of contracts entered	—	165,000	—	100,000	1,175,000
Notional amount of contracts terminated and expired	—	(400,000)	(400,000)	—	(1,450,000)
Ending Notional Balance	$1,687,000	$1,100,000	$—	$1,687,000	$1,100,000

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Swaps	Swaptions	Short TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$2,032,000	$775,000	$—	$1,500,000	$75,000
Notional amount of contracts entered	150,000	575,000	—	1,032,000	1,175,000
Notional amount of contracts terminated and expired	(315,000)	(175,000)	—	(665,000)	(75,000)
Ending Notional Balance	$1,867,000	$1,175,000	$—	$1,867,000	$1,175,000
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through September 30, 2014, we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 10 and 11.) If we had breached any of these provisions at September 30, 2014, we could have been required to settle our obligations under our Swaps at their termination value of $6,455, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 13 – Interest Payable
The following table presents the components of our interest payable at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Repurchase borrowings collateralized by Agency RMBS	$1,217	$2,091
Repurchase borrowings collateralized by non-Agency RMBS (1)	7,039	4,637
Repurchase borrowings collateralized by other investment securities	35	31
Securitized debt	116	141
Swaps	1,925	1,808
Total interest payable	$10,332	$8,708

(1)
Includes $130 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at September 30, 2014, which security was eliminated from our balance sheet in consolidation.

Note 14 – Commitments and Contingencies
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
The initial term of the Management Agreement expired on July 27, 2014 and was renewed for a one-year term until July 27, 2015. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will continue to automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We incurred management fees of $2,800 and $2,941 for the three months ended September 30, 2014 and 2013, respectively, and $8,360 and $8,651 for the nine months ended September 30, 2014 and 2013, respectively. In addition to the management fee, we are responsible for reimbursing our Manager, or any of its affiliates, for certain expenses paid by such parties on our behalf and for certain services provided for us by our Manager or any of its affiliates. We recorded expenses of $1,870 and $2,293 for the three months ended September 30, 2014 and 2013, respectively, and $6,360 and $6,610 for the nine months ended September 30, 2014 and 2013, respectively, related to reimbursements for certain expenses incurred by our Manager or its affiliates on our behalf. Expenses incurred by our Manager or its affiliates and reimbursed by us are typically included in our general and administrative expense on our consolidated statements of operations, or may be reflected on our consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At September 30, 2014 and December 31, 2013, $2,800 and $2,928, respectively, for management fees incurred but not yet paid were included in payable to related party on our consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our securitization transaction, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through September 30, 2014, no repurchase claims had been made against us, and we do not believe that the amount of any

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At September 30, 2014, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 15.)
Note 15 – Use of Special Purpose Entities
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding balance of senior security at September 30, 2014	$34,947
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross securitization expenses incurred ($575 net of amortization as of September 30, 2014) (2)	$829
Pass-through interest rate for senior security issued - fixed rate	4.00%

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
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction for each reporting period from inception through September 30, 2014.
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
As of September 30, 2014, the aggregate fair value of our securitized mortgage loans was $106,947, and are presented on our consolidated balance sheet as “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
The activities of the trust are substantially set forth in the securitization transaction documents, primarily the mortgage loan trust agreement, the trust agreement, the indenture and the securitization servicing agreement (or, collectively, the Securitization Agreements). Neither the trust nor any other entity may sell or replace any assets of the trust except in connection with: (i) certain loan defects or breaches of certain representations and warranties which have a material adverse effect on the value of the related assets; (ii) loan defaults; (iii) certain trust events of default or (iv) an optional termination of the trust, each as specifically permitted under the Securitization Agreements.
(b) Securitized Debt
We consolidated the VIE created as a result of our securitization transaction in February 2013. As a result, on our consolidated balance sheet we report: (i) “Non-recourse securitized debt, at fair value” which reflects the senior security sold to third-party investors and (ii) “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value” which reflects the residential mortgage loans held by the trust that collateralize all of the securities issued from the trust.
At September 30, 2014, the securitized debt collateralized by residential mortgage loans had a principal balance of $34,947. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at September 30, 2014, based on expected cash flows of the securitized mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	September 30, 2014
One year or less	$6,954
More than one year, up to and including three years	17,983
More than three years, up to and including five years	10,010
Total	$34,947
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Assets:
Securitized mortgage loans, at fair value	$106,947	$110,984
Interest receivable	$724	$676
Liabilities:
Non-recourse securitized debt, at fair value	$36,188	$43,354
Accrued interest payable	$116	$141
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income - securitized mortgage loans	$1,871	$2,324	$6,044	$5,954
Interest expense - securitized debt	$(398)	$(490)	$(1,272)	$(1,308)
Unrealized gain/(loss) on securitized mortgage loans, net	$(650)	$537	$2,440	$(88)
Unrealized gain/(loss) on securitized debt	$67	$(428)	$(287)	$(413)
Other, net	$13	$—	$(50)	$—
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the period presented:

	Nine Months Ended September 30,
	2014	2013
Net income	$6,875	$4,145
Premium amortization/(discount accretion), net	$510	$(2)
Amortization of deferred financing costs	$123	$79
Unrealized (gain)/loss on securitized mortgage loans, net	$(2,440)	$88
Unrealized loss on securitized debt	$287	$413
Realized loss on real estate owned, net	$50	$—
Increase in accrued interest receivable, less purchased interest	$(48)	$(704)
Increase/(decrease) in accrued interest payable	$(25)	$152
Purchase of mortgage loans, simultaneously securitized	$—	$(113,038)
Proceeds from sales of real estate owned	$168	$—
Other, net	$1	$33
Principal payments received on securitized mortgage loans	$5,736	$3,333
Proceeds from issuance of securitized debt	$—	$50,375
Principal payments on securitized debt	$(7,453)	$(4,785)
Note 16 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At September 30, 2014, 1,340,856 awards were available for grant under the LTIP. To date, all awards granted pursuant to the LTIP vest over a

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

three year period in either quarterly or annual installments, provided that there has not been a termination of service of the grantee.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted Common Stock	$103	$91	$296	$259
RSUs	41	116	715	493
Total	$144	$207	$1,011	$752
At September 30, 2014, we had estimated unrecognized compensation expense of $987 and $389 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at September 30, 2014 is expected to be recognized over a weighted average period of 0.8 years. As of September 30, 2014, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs. Through September 30, 2014, no cash was used in the settlement of awards issued pursuant to the LTIP.
We allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders’ equity. During the three and nine months ended September 30, 2014, we delivered 10,275 shares of common stock for 12,417 vested RSUs and recorded an adjustment of $36 to additional paid-in-capital in our consolidated statement of changes in stockholders’ equity for the net settlement of such RSUs.
The following table presents information about our equity awards for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	180,797	$19.50	169,807	$20.10	183,922	$19.47	166,682	$20.14
RSUs granted	—	—	3,530	13.53	—	—	9,780	16.45
RSUs canceled upon delivery of common stock	(11,837)	16.70	(1,563)	17.95	(14,962)	16.96	(4,688)	17.95
RSUs canceled, forfeited or expired	(3,330)	18.10	(1,610)	20.35	(3,330)	18.10	(1,610)	20.35
RSUs outstanding at end of period	165,630	$19.72	170,164	$19.98	165,630	$19.72	170,164	$19.98

Vested RSUs	53,579	$20.37	11,790	$17.59	53,579	$20.37	11,790	$17.59
Unvested RSUs	112,051	$19.41	158,374	$20.91	112,051	$19.41	158,374	$20.91

Restricted common stock awards outstanding at beginning of period	31,440	$19.42	40,524	$20.28	28,040	$20.37	38,468	$19.69
Restricted common stock granted	—	—	—	—	9,208	16.29	6,748	22.22
Restricted common stock vested	(3,676)	18.46	(2,908)	19.03	(9,484)	18.81	(7,600)	18.56
Restricted common stock outstanding at end of period	27,764	$19.55	37,616	$20.38	27,764	$19.55	37,616	$20.38

(1)	Amounts are not in thousands.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

The following table presents information about our unvested RSUs for the periods presented:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Awards	Weighted Average Grant Date Fair Value (1)	Number of Awards	Weighted Average Grant Date Fair Value (1)
Unvested RSUs at beginning of period	118,637	$19.36	127,241	$19.26
RSUs vested	(3,256)	18.71	(11,860)	18.15
RSUs cancelled, forfeited or expired	(3,330)	18.10	(3,330)	18.10
Unvested RSUs at end of period	112,051	$19.41	112,051	$19.41

(1)	Amounts are not in thousands.
Restricted stock granted in the three and nine months ended September 30, 2014, all of which were granted in April 2014, had a grant date fair value of $150.  We did not grant any RSUs during the nine months ended September 30, 2014. The grant date fair value of restricted stock that vested during the three and nine months ended September 30, 2014 was $68 and $178, respectively. The grant date fair value of the RSUs that vested during the three and nine months ended September 30, 2014 was $61 and $215, respectively.
Note 17 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2013 through September 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2013 through September 30, 2014:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
March 25, 2013	1,020,000	$22.00	$22,440
March 13, 2013	6,800,000	$22.00	$149,600

(1)	We raised net equity capital of $22,421 and $149,221 after offering costs of $19 and $379 for the shares issued on March 25, 2013 and March 13, 2013, respectively.
(c) Preferred Stock
At September 30, 2014 and December 31, 2013, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are characterized as equity instruments.
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
(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At September 30, 2014, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through September 30, 2014, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(f) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through September 30, 2014, we had not repurchased any shares of common stock under the Repurchase Program.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share amounts)

Note 18 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net Income/(loss)	$10,875	$11,686	$82,761	$(55,741)
Less:
Dividends declared on Preferred Stock	3,450	3,450	10,350	10,350
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	81	78	451	351
Net income/(loss) allocable to common stock – basic and diluted	$7,344	$8,158	$71,960	$(66,442)
Denominator:
Weighted average common shares - basic	32,035,376	31,999,792	32,023,617	29,916,932
Weighted average common shares - diluted (1)	32,035,376	31,999,792	32,023,617	29,916,932
Earnings/(loss) per common share - basic	$0.23	$0.25	$2.25	$(2.22)
Earnings/(loss) per common share - diluted	$0.23	$0.25	$2.25	$(2.22)

(1)
For the three and nine months ended September 30, 2014 and September 30, 2013, we had an aggregate of 165,630, 165,630 , 166,633 and 166,633 RSUs and 27,764, 27,764 , 37,616 and 37,616 shares of restricted common stock outstanding, respectively, which were not included in the calculation of EPS, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(Dollars in thousands, except share and per share data or as otherwise noted, by use of the word “million” or “billion.”)
FORWARD-LOOKING INFORMATION
We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; actions and initiatives of the U.S. Government and changes to U.S. Government policies and the execution and impact of these actions, initiatives and policies; the state of the U.S. economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements, including securitizations; the favorable Agency RMBS return dynamics available; the level of government involvement in the U.S. mortgage market; the anticipated default rates on non-Agency RMBS; the return of the non-Agency RMBS securitization market; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; our expected portfolio and scope of our target assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; changes in prepayment speeds on our target assets; effects of hedging instruments on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters; our ability to maintain our qualification as a REIT for U.S. Federal income tax purposes; our ability to maintain our exclusion from registration as an investment company under the 1940 Act; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets or other real estate related assets; availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; and our understanding of our competition.
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
General
We were organized in Maryland on March 15, 2011 and commenced operations on July 27, 2011. We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate to qualify as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe allows us to remain excluded from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo Global Management, LLC.

At September 30, 2014, our portfolio was comprised of: (i) Agency RMBS (which include pass-through securities whose underlying collateral primarily includes fixed-rate mortgages), Agency IO and Agency Inverse IO; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; and (v) other real estate related investments.
Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets” below.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of September 30, 2014, our derivatives included Swaps and Swaptions.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our Agency fixed-rate RMBS, Agency Inverse Floater and Agency Inverse IO securities to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS; (v) the value of our Agency IO to increase; (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions to improve; and (vii) the value of our Long TBA Contracts, if any, to decline. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs as well as other conditions in the market place will further impact our results of operations and financial condition. In addition, in periods with low interest rates, such as the current environment, the impact of decreases in interest rates may be limited, given that we do not expect that interest rates will decrease to zero.
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
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities and securitized mortgage loans associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such assets. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and/or the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. In addition, we are exposed to credit risk associated with our warehouse line receivable, which is secured by a pledge of substantially all the assets of the third-party borrower and guarantor which owns the homes, BFT Contracts and mortgage loans while the warehouse line is outstanding. To date, we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount, which is not expected to be amortized into interest income. The amount designated as a credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk,” included under Item 3 of this Quarterly Report on Form 10-Q.)
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency pass-through RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at September 30, 2014, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.

Target Assets
As of September 30, 2014, we held investments in RMBS, including Agency fixed-rate, Agency Inverse Floater, Agency IO, Agency Inverse IO and non-Agency RMBS, securitized mortgage loans, other investment securities and other investments associated with our Seller Financing Program. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time. The following is a summary of our target assets at September 30, 2014:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO, Agency Inverse IO and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS and real estate related asset-backed securities
Non-Agency RMBS, including highly-rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, Option ARMs, Subprime mortgage loans and prime mortgage loans, and other real estate related asset backed securities.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 3.9 times at September 30, 2014. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately eight-to-one leverage and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity ratio of approximately three-to-one leverage. Our target and actual leverage may vary from time to time based on our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At September 30, 2014, we had master repurchase agreements with 25 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of September 30, 2014, we had $3,076,808 of borrowings outstanding under our repurchase agreements with 18 counterparties collateralized by $1,994,048 of Agency RMBS, $1,474,895 of non-Agency RMBS (which included $48,036 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE) and $30,688 of other investment securities. (See Notes 9, 10 and 11 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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
At September 30, 2014, our Swaps had an aggregate notional of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.6 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of the Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At September 30, 2014, our Swaptions had an aggregate notional of $1,100,000 and a weighted average term of six months until expiration. At September 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.61% and a weighted average term of 9.3 years.
In addition to Swaps and Swaptions, from time to time we also enter into TBA Contracts. Short TBA Contracts may serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract, or may serve as an economic hedge of indebtedness incurred or to be incurred to acquire real estate assets. At September 30, 2014, we were not a party to any TBA Contracts. (See Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.) We expect that any gains recognized in connection with the settlement of Short TBA Contracts or other derivative transactions that we may identify to hedge indebtedness incurred or to be incurred to acquire real estate assets would not constitute gross income for purposes of the REIT 75% and 95% gross income tests.
To date, we have not elected to apply hedge accounting pursuant to GAAP for our derivatives and, as a result, we record changes in the estimated fair value of such instruments, along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statements of operations.
Certain Swap trades are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirements generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. For additional information about our derivative instruments, see Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
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
For the three and nine months ended September 30, 2014, the most significant differences between our GAAP and taxable net income arose from the following: (1) net unrealized gains/(losses) which are recognized under GAAP but are not recognized for tax purposes; (2) accretion of purchase discounts on non-Agency RMBS were recognized more slowly for tax purposes than for GAAP; (3) net losses on Swaps and Swaptions terminated and expired during the quarter were recognized currently for GAAP purposes; for tax purposes, gains/losses on terminations of our Swaps and Swaptions are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption; and (4) differences in the recognition of income from our February 2013 securitization transaction.
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
As of September 30, 2014, for tax purposes we had estimated non-deductible net capital losses from the prior year of $93.4 million which will be carried forward and offset against future net capital gains for up to five years. This capital loss carry-forward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by capital loss carry-forwards. In addition, as of September 30, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.7 million and estimated net tax deferred losses from terminated and expired Swaptions of $13.5 million which will be accreted into future ordinary taxable income over the remaining terms of the underlying Swaps. At September 30, 2014, the weighted average remaining amortization period for Swap gains was 4.6 years and for Swaps underlying Swaptions was 5.0 years.
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

Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2014
General:
The U.S. Federal Reserve Open Market Committee (or, the FOMC) continued to taper bond purchases of Agency RMBS and U.S. Treasury securities under its current quantitative easing policy (or, QE3) during the third quarter of 2014. The FOMC’s purchases of Agency RMBS and U.S. Treasury securities were reduced from $15 billion and $20 billion, respectively, in July, to $10 billion and $15 billion, respectively, in August.
Interest rates generally declined throughout July and August and rose again in September, such that rates at the end of the third quarter were very much in line with rates at the end of the second quarter of 2014.
The table below presents quarterly information about rates for ten-year U.S. Treasuries and ten-year Swaps:

Table 1	Ten-Year Treasury Rate				Ten-Year Swap Rate
Quarter Ended	Max	Min	Average	Quarter End	Max	Min	Average	Quarter End
September 30, 2014	2.64%	2.34%	2.49%	2.49%	2.76%	2.49%	2.62%	2.64%
June 30, 2014	2.81%	2.44%	2.61%	2.53%	2.92%	2.54%	2.72%	2.63%
March 31, 2014	3.03%	2.58%	2.76%	2.72%	3.09%	2.72%	2.87%	2.84%
Agency RMBS Portfolio/Interest Rate Hedges:
The supply of conventional Agency pass-through RMBS, which, net of FOMC purchases, was negative during the second quarter of 2014, moved positive during the third quarter, as the FOMC continued to taper its purchases of Agency RMBS. Market consensus that the FOMC would announce the final cut back to its bond purchase program at their October 2014 meeting remained intact during the third quarter of 2014.
Valuations on our Agency pass-through RMBS investments declined during the quarter ended September 30, 2014, as spreads widened from levels at the end of June 2014. As the yield curve flattened through the summer, markets displayed caution on how the sector might perform as the FOMC steps away from its bond purchase program. Despite this, price premiums for RMBS with characteristics expected to mitigate prepayments improved during the quarter, as concerns that lower rates would eventually lead to an increase in refinance activity.
During the third quarter of 2014, mortgage prepayments trended slightly higher. For the third quarter of 2014, our Agency RMBS portfolio experienced a fair value weighted CPR of 8.0% comprised of 7.9% CPR on Agency pass-through securities and 11.8% on Agency IO, Agency Inverse IO and Agency Inverse Floater securities in the aggregate. During the quarter, the maximum average monthly CPR of our Agency RMBS occurred in July 2014, with an overall Agency CPR of 8.3% comprised of 8.2% on Agency pass-through securities and 12.2% on Agency IO and Agency Inverse IO securities in the aggregate.
We expect that as long as mortgage rates to the consumer remain above 4.0%, as was the case throughout the third quarter of 2014, prepayments will remain contained and support fundamental valuations of Agency RMBS.

The following table presents the estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at September 30, 2014 compared to June 30, 2014:

Table 2	September 30, 2014		June 30, 2014
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Mortgages:
3.5% Coupon	$152,392	$(3,628)	$91,263	$(2,639)
4.0% Coupon	1,375,410	(19,716)	1,372,490	(17,711)
4.5% Coupon	506,427	4,288	584,812	7,130
	2,034,229	(19,056)	2,048,565	(13,220)
15-Year Mortgages:
3.0% Coupon	50,449	196	52,309	522
Agency Inverse Floater	5,122	18	—	—
Agency IO	25,255	784	42,368	3,224
Agency Inverse IO	30,368	(77)	25,161	91
Total Agency RMBS	$2,145,423	$(18,135)	$2,168,403	$(9,383)
During the three months ended September 30, 2014, we decreased our Swaption hedge position by $235,000. This net decrease reflects the expiration of $400,000 notional amount of Swaptions with ten-year underlying Swaps and purchases of $165,000 notional amount of Swaptions, all of which had ten-year underlying Swaps.
The following table presents information with respect to our Swaps and Swaptions at September 30, 2014 compared to June 30, 2014:

Table 3	September 30, 2014	June 30, 2014
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$17,411	$9,358
Unrealized gain/(loss), net	$(18,113)	$(26,168)
Weighted average fixed-pay rate	1.43%	1.43%
Weighted average months to maturity	55	58

Swaptions:
Notional amount	$1,100,000	$1,335,000
Estimated fair value	$2,593	$2,855
Unrealized loss, net	$(1,888)	$(6,267)
Weighted average months to expiration	6	6
Weighted average underlying Swap months	111	113
Weighted average underlying Swap fixed-pay rate	3.61%	3.72%
Credit Investments:
Market yields available on non-Agency RMBS improved marginally during the third quarter of 2014, as spread widening in other markets affected the non-Agency market in early July 2014, but abated as the quarter progressed. Overall, for the third quarter of 2014, non-Agency RMBS market prices were generally flat to down slightly for the third quarter of 2014. We believe non-Agency valuations will continue to be supported by technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which factors support positive future performance with respect to borrower defaults and loss severities on liquidated properties. Our non-Agency RMBS performed well over the third quarter of 2014, as stable voluntary prepayments increased due to seasonality and we continued to experience decreases in defaults in our non-Agency RMBS portfolio. During the quarter, we transferred $1.2 million, net from credit reserve to accretable discount on our non-Agency RMBS, which is net of OTTI recognized. These transfers reflect the positive impact on our non-Agency RMBS from home price appreciation and the improving U.S. economy. We expect the impact of this transfer to be reflected in future interest income on non-Agency RMBS.

During the third quarter of 2014, we invested $72,511 in non-Agency RMBS with a weighted average purchase price of 85.9% of par value and a weighted average unlevered yield of 4.72%. At September 30, 2014, 57.4% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis, compared with 59.6% of such securities at June 30, 2014. The remaining non-Agency RMBS are comprised of securities on which we currently receive only interest payments and will receive principal after the more senior securities in the capital structure are paid off.
During the three months ended September 30, 2014, we purchased $19,799 of SBC-MBS, with a weighted average purchase price of 88.8% of par value and a weighted average unlevered yield of 5.34%. We view the credit and collateral attributes of SBC-MBS as being similar to those of our non-Agency RMBS. Our SBC-MBS are secured by first liens on commercial, multifamily or mixed use properties and substantially all of the loans also are secured by personal guarantees from the primary principals of the related businesses when the primary borrower is a legal entity rather than an individual.
We believe that the migration in our portfolio from Agency RMBS to non-Agency RMBS has reduced our overall exposure to changes in interest rates and increased our sensitivity to credit risk. Our average debt-to-equity multiple for the third quarter of 2014 was 3.8 times, as compared to 3.7 times for the second quarter of 2014.
The following table presents the composition of our investment portfolio as a percentage of total investments as of September 30, 2014 compared to June 30, 2014:

Table 4	September 30, 2014	June 30, 2014	March 31, 2014
Agency pass-through RMBS	55.5%	56.5%	57.8%
Agency Inverse Floater	0.1%	—%	—%
Agency IO and Agency Inverse IO	1.5%	1.8%	1.8%
Total Agency RMBS	57.1%	58.3%	59.6%

Non-Agency RMBS	38.5%	38.0%	36.9%
Securitized Mortgage Loans	2.9%	3.0%	3.1%
Other Investments	0.7%	0.4%	0.1%
Other Investment Securities (1)	0.8%	0.3%	0.3%
Total credit investments	42.9%	41.7%	40.4%
Total investments	100%	100%	100.0%

(1)	At September 30, 2014, other investment securities were comprised of STACR Notes and SBC-MBS. At June 30, 2014 and March 31, 2014, other investments securities were comprised solely of STACR Notes.
Credit Initiatives:
During the third quarter of 2014, we advanced $12,007 under our Seller Financing Program warehouse line to fund the acquisition by a third-party of single-family homes primarily in the southeastern U.S. We view our Seller Financing Program as a way to gain exposure to residential real estate and as a complement to our strategy of acquiring non-Agency RMBS.
We anticipate that we will purchase BFT Contracts and/or mortgage loans originated in connection with the Seller Financing Program over time. This investment strategy is in its early stages, and our ultimate investment in BFT Contracts and/or mortgage loans through this program will be dependent on, among other things, market conditions and the ability of one or more third parties to efficiently and economically purchase, rehabilitate and sell or convert such properties to individuals. In addition, given that such investments are less liquid than non-Agency securities, we will continue to grow the program at a measured pace. As of September 30, 2014, we had $22,989 outstanding on our Seller Financing Program warehouse line which was used by our Seller Financing Program counterparty to fund the acquisition and improvement of 381 properties, of which 88 had been converted into BFT Contracts and mortgage loans, and for purchase deposits on 45 properties.
Borrowings and Borrowing Facilities:
Borrowings under repurchase agreements collateralized by Agency and non-Agency RMBS remained readily available from our counterparties. Continuing on the trend for the first half of 2014, financing rates on repurchase agreements collateralized by Agency RMBS declined by approximately one to two basis points during the third quarter of 2014. During this time, a growing number of counterparties offered non-Agency financing, resulting in a competitive environment that caused haircuts, or the percentage by which the collateral value is discounted to determine the loan amount, and funding rates for repurchase borrowings collateralized by such securities to generally decline as well.

Market Update:
Beginning in October 2014, the FOMC again reduced its purchases of Agency RMBS and U.S. Treasury securities to $5 billion and $10 billion per month, respectively.
As we entered the fourth quarter of 2014, rates fell across the U.S. Treasury yield curve following the release of the FOMC’s September 2014 meeting minutes, which indicated that the timing and velocity of increasing the Federal Funds Rate and tighter monetary policy remain data dependent amid strong concerns about the global economy and strength of the U.S. dollar. In addition, while U.S. unemployment claims have continued to decline, certain FOMC members noted significant underutilization of domestic labor resources and renewed fears of a global slowdown in both Asia and Europe.
On October 29, 2014, the FOMC announced that it would end its bond-buying program, citing improvement in the labor market and strength in the broader U.S. economy. The FOMC will continue to reinvest interest principal and interest payments it receives on its portfolio of Agency RMBS.
Regulatory Updates:
In August 2014, in the first step of what is expected to be a multi-year effort, the Federal Housing Finance Agency (or, FHFA) requested industry input on the development of a common mortgage-backed security (or, MBS) under the auspices of both government sponsored enterprises (or, GSEs); Freddie Mac and Fannie Mae. Under the current proposal, the single MBS would leverage the GSEs’ existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac participation certificate.
In October 2014, the FHFA announced a plan that could ease credit, enabling more people to qualify for mortgages by further relaxing agreements that determine when Fannie Mae and Freddie Mac can require lenders to buy back bad loans and permitting borrowers to qualify for certain mortgage loans with smaller down payments than are now required. Under the proposed plan, the FHFA would offer reassurances to lenders that fear they could suffer unpredictable losses on the loans that they securitize through the GSEs.
It remains unclear which, if any, of the currently proposed legislation or initiatives will be enacted, and, if any legislation or initiatives are enacted, what the impact of such legislation or initiatives will be. For a discussion of additional risks relating to our business, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Results of Operations
Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013
For the three months ended September 30, 2014, we had net income allocable to common stock and participating securities of $7,425, or $0.23 per basic share and diluted share, compared to net income allocable to common stock and participating securities of $8,236, or $0.25 per basic and diluted share for the three months ended September 30, 2013.
Net Interest Income
Our net interest income was $30,834 for the three months ended September 30, 2014, compared to $27,627 for the comparative period in 2013. For the three months ended September 30, 2014 and September 30, 2013, we earned interest income of $38,542 and $34,416, respectively, and incurred interest expense of approximately $7,708 and $6,789, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. We had securitized debt with a contractual balance of $34,947 and $45,590 at September 30, 2014 and September 30, 2013, respectively, with a fixed stated interest rate of 4.00%. Costs associated with our securitized debt are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.27% for the three months ended September 30, 2014 and 4.19% for the three months ended September 30, 2013.
For the three months ended September 30, 2014, we had average debt-to-equity of 3.8 times, unchanged from our leverage for the three months ended September 30, 2013. Our interest rate spread and net interest margin were 3.28% and 3.41% for the three months ended September 30, 2014, respectively, compared to 2.88% and 3.03%, respectively, for the three months ended September 30, 2013. The increase in our net interest rate spread during the three months ended September 30, 2014 reflects our portfolio shift into non-Agency RMBS and other credit investments, which have higher yields relative to Agency RMBS and a slight improvement in our net interest spread on our Agency RMBS portfolio resulting from the rebalancing of our Agency pass-through RMBS portfolio that began in the last three months of 2013.
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps.

(See Tables 6, 16 and 17 below.) In addition, the impact of our Swaptions is not recognized as a component of our borrowing costs, however, these instruments may impact our future taxable interest income. At September 30, 2014, we had $13.5 million of net realized losses that will be amortized to taxable interest expense between the fourth quarter of 2014 through September 30, 2024. (See “Variances between GAAP Income and Taxable Income” above.)
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended September 30, 2014 and 2013:

Table 5
	Three Months Ended September 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,146,535	$1,366,642	$98,978		$3,612,155
Total interest income	$16,563	$20,108	$1,871		$38,542
Yield on average assets	3.09%	5.89%	7.56%		4.27%
Average balance of associated repurchase agreements	$1,890,885	$1,078,454	$29,131		$2,998,470
Average balance of securitized debt	$—	$—	$36,500		$36,500
Total interest expense	$1,629	$5,541	$538		$7,708
Average cost of funds (3) (4)	0.34%	2.01%	3.21%	(5)	0.99%
Net interest income	$14,934	$14,567	$1,333		$30,834
Net interest rate spread	2.75%	3.88%	4.35%		3.28%
Total interest expense including net interest cost of Swaps (5)	$6,617	$5,541	$678		$12,836
Effective cost of funds (5)	1.37%	2.01%	4.04%		1.65%
Net interest income including net interest cost of Swaps	$9,946	$14,567	$1,193		$25,706
Effective net interest rate spread (5)	1.72%	3.88%	3.52%		2.62%
(Table 5 and notes continued on next page.)

(Table 5 and notes continued.)

	Three Months Ended September 30, 2013
Collateral	Agency	Non-Agency and Other Credit Investments (1) (6)	Securitized Mortgage Loans (6)		Total
Average balance (2)	$2,546,622	$911,056	$110,049		$3,567,727
Total interest income	$16,943	$15,149	$2,324		$34,416
Yield on average assets	2.60%	6.51%	8.26%		3.77%
Average balance of associated repurchase agreements	$2,203,256	$736,941	$26,926		$2,967,123
Average balance of securitized debt	$—	$—	$46,249		$46,249
Total interest expense	$2,358	$3,798	$633		$6,789
Average cost of funds (3) (4)	0.42%	2.04%	3.43%	(5)	0.89%
Net interest income	$14,585	$11,351	$1,691		$27,627
Net interest rate spread	2.18%	4.47%	4.83%		2.88%
Total interest expense including net interest cost of Swaps (5)	$9,118	$3,799	$766		$13,683
Effective cost of funds (5)	1.64%	2.04%	4.15%		1.80%
Net interest income including net interest cost of Swaps	$7,825	$11,350	$1,558		$20,733
Effective net interest rate spread (5)	0.96%	4.47%	4.12%		1.97%

(1)	At September 30, 2014, other credit investments were comprised of STACR Notes, SBC-MBS and other investments. At September 30, 2013, other credit investments were comprised solely of STACR Notes.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. Since we have not elected to apply hedge accounting for our derivative instruments under GAAP, such net (costs)/income are included in “Gain/(loss) on derivative instruments, net” in our consolidated statements of operations.

(5)
The effective cost of funds for securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they were eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

(6)	Amounts have been conformed to the current presentation, which reflects the allocation of certain repurchase agreements and Swaps to such investments.
As of September 30, 2014, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to six months with haircut requirements ranging from 3.00% to 5.25% and financing rates from 0.31% to 0.35%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 18 months with haircut requirements ranging from 10% to 45% and financing rates from 1.15% to 2.59%.
Swaps and Swaptions
Our Swaps are intended to mitigate the impact of increases in interest rates on a portion of our future repurchase agreement borrowings, as they have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. In addition, we purchase Swaptions, each of which provides that at the expiration of the option period, we: (i) may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation.
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting for such instruments under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by management. (See Table 6 and “Non-GAAP Financial Measures,” below and Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the three months ended September 30, 2014 and September 30, 2013. (See Tables 16 and 17, included under “Non-GAAP Financial Measures” below.)

Table 6	Agency	Non-Agency and Other Credit Investments (1) (2)	Securitized Mortgage Loans (2)	Total
Three Months Ended September 30, 2014
Effective interest expense	$6,617	$5,541	$678	$12,836
Effective cost of funds	1.37%	2.01%	4.04%	1.65%
Effective net interest income	$9,946	$14,567	$1,193	$25,706
Effective net interest rate spread	1.72%	3.88%	3.52%	2.62%
Three Months Ended September 30, 2013
Effective interest expense	$9,118	$3,799	$766	$13,683
Effective cost of funds	1.64%	2.04%	4.15%	1.80%
Effective net interest income	$7,825	$11,350	$1,558	$20,733
Effective net interest rate spread	0.96%	4.47%	4.12%	1.97%

(1)	At September 30, 2014, other credit investments were comprised of STACR Notes, SBC-MBS and other investments. At September 30, 2013, other credit investments were comprised solely of STACR Notes.

(2)	Amounts for the three months ended September 30, 2014 have been conformed to the current presentation, which reflects the allocation of associated repurchase agreements and Swaps to such investments.
Realized and Unrealized Gain/(Loss)
From time to time we sell securities as part of managing our portfolio. During the three months ended September 30, 2014 and 2013, we sold Agency RMBS of $129,870 and $350,122, respectively, realizing net gains/(losses) of $2,050 and ($18,366), respectively, and sold non-Agency RMBS of $2,253 and $9,937, realizing net gains of $531 and $1,770, respectively. As we find attractive investment opportunities in non-Agency RMBS, whole loans and other mortgage-related securities, we may sell certain Agency and non-Agency RMBS to fund such purchases. (See Table 2 above and Note 4 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for information with respect to our unrealized gain/(loss) positions on our RMBS portfolio at September 30, 2014 and December 31, 2013.) With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime mortgage loans, targeting securities at or near the top of the capital structure.

The following table presents realized gains and losses as well as changes in the estimated fair value of our RMBS, securitized mortgage loans, securitized debt, derivative instruments and other investment securities, for the three months ended September 30, 2014 and September 30, 2013:

Table 7	Three Months Ended
	September 30, 2014	September 30, 2013
Realized gain/(loss) on sale of Agency RMBS, net	2,050	(18,366)
Realized gain on sale of Non-Agency RMBS, net	531	1,770
Unrealized gain/(loss) on Agency RMBS, net	(9,142)	26,971
Unrealized gain/(loss) on Non-Agency RMBS, net	(7,829)	1,172
Realized gain/(loss) on derivatives, net (1)	(11,633)	5,885
Unrealized gain/(loss) on derivatives, net (2)	12,434	(27,572)
Unrealized gain/(loss) on other investment securities, net	(101)	116
Unrealized gain/(loss) on securitized mortgage loans, net	(650)	537
Unrealized gain/(loss) on securitized debt	67	(428)
Total	$(14,273)	$(9,915)

(1)
For the three months ended September 30, 2014 and September 30, 2013, amounts include net interest payments (made), including accrued amounts, of ($5,128) and ($6,894) associated with our Swaps, $0 and $7,100 of realized gain on termination of Swaps, ($6,505) and $5,398 of realized gains/(losses) on terminations and expirations of Swaptions and $0 and $281 of losses on settlement of Short TBA Contracts, respectively.

(2)
For the three months ended September 30, 2014 and September 30, 2013, we recognized net unrealized gain/(loss) of $8,055 and $(14,873) related to the change in fair value of our Swaps, $4,379 and $(13,522) related to the change in fair value of our Swaptions and $0 and $823 related to the change in fair value of our Short TBA Contracts, respectively.

At September 30, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.6 years. At September 30, 2014, our Swaptions had an aggregate notional balance of $1,100,000 and a weighted average term of six months until expiration of the option period. At September 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.61% and a weighted average term of 9.3 years. At September 30, 2014, we had gross unrealized gains of $22,429 and $0 on our Swaps and Swaptions, respectively, and had gross unrealized losses of $5,018 and $11,187 on our Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and other miscellaneous operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $2,925 and $3,089 for the three months ended September 30, 2014 and September 30, 2013, respectively.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee, calculated and payable quarterly in arrears, in an amount equal to 1.5% of adjusted stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $2,800 and $2,941 for the three months ended September 30, 2014 and September 30, 2013, respectively.
Management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 14 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Results of Operations
Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
For the nine months ended September 30, 2014, we had net income allocable to common stock and participating securities of $72,411, or $2.25 per basic share and diluted share, compared to net loss allocable to common and participating securities of $66,091, or a loss of $2.22 per basic and diluted share for the nine months ended September 30, 2013.
Net Interest Income
Our net interest income was $92,377 for the nine months ended September 30, 2014 compared to $93,749 for the comparative period in 2013. For the nine months ended September 30, 2014 and September 30, 2013, we earned interest income of $114,863 and $113,992, respectively, and incurred interest expense of approximately $22,486 and $20,243, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense for the 2014 period primarily reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. We had securitized debt with a fixed stated interest rate of 4.00% and a contractual balance of $34,947 at September 30, 2014 and $45,590 at September 30, 2013. Costs associated with our securitization transaction are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.29% for the nine months ended September 30, 2014 and 4.25% for the nine months ended September 30, 2013.
For the nine months ended September 30, 2014, we had average debt-to-equity of 3.8 times compared to 4.6 times for the nine months ended September 30, 2013. The decrease in our leverage multiple reflects our portfolio shift toward non-Agency RMBS and other credit related assets, which are less levered relative to Agency RMBS. Our interest rate spread and net interest margin were 3.31% and 3.43% for the nine months ended September 30, 2014, respectively, compared to 2.83% and 2.93%, respectively, for the nine months ended September 30, 2013. The increase in our net interest rate spread during the nine months ended September 30, 2014 reflects our portfolio shift into non-Agency RMBS, which have higher yields relative to Agency RMBS, and a slight improvement in our net interest spread on our Agency RMBS portfolio resulting from the rebalancing of our Agency pass-through RMBS portfolio that began in the last three months of 2013. (See Table 8 below.)
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 9, 16 and 17 below.)
Our interest income on Agency RMBS was positively impacted by slower prepayment speeds on Agency RMBS during the first nine months of 2014 compared to the first nine months of 2013, which improved yields and increased interest income on such portfolio. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the nine months ended September 30, 2014 and 2013:

Table 8
	Nine Months Ended September 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,191,119	$1,257,144	$102,420		$3,550,683
Total interest income	$50,077	$58,742	$6,044		$114,863
Yield on average assets	3.05%	6.23%	7.87%		4.31%
Average balance of associated repurchase agreements	$1,900,722	$999,697	$28,599		$2,929,018
Average balance of securitized debt	$—	$—	$39,136		$39,136
Total interest expense	$5,204	$15,588	$1,694		$22,486
Average cost of funds (3) (4)	0.36%	2.06%	3.30%	(5)	1.00%
Net interest income	$44,873	$43,154	$4,350		$92,377
Net interest rate spread	2.69%	4.17%	4.57%		3.31%
Total interest expense including net interest cost of Swaps (5)	$19,789	$15,588	$2,107		$37,484
Effective cost of funds (5)	1.37%	2.06%	4.10%		1.67%
Net interest income including net interest cost of Swaps	$30,288	$43,154	$3,937		$77,379
Effective net interest rate spread (5)	1.68%	4.17%	3.77%		2.64%

	Nine Months Ended September 30, 2013
Collateral	Agency	Non-Agency and Other Credit Investments(1) (6)	Securitized Mortgage Loans (6)		Total
Average balance (2)	$3,437,380	$679,750	$95,734		$4,212,864
Total interest income	$72,184	$35,854	$5,954		$113,992
Yield on average assets	2.77%	6.96%	8.20%		3.57%
Average balance of associated repurchase agreements	$3,060,457	$546,120	$23,301		$3,629,878
Average balance of securitized debt	$—	$—	$41,148		$41,148
Total interest expense	$9,965	$8,610	$1,668		$20,243
Average cost of funds (3) (4)	0.44%	2.11%	3.46%	(5)	0.74%
Net interest income	$62,219	$27,244	$4,286		$93,749
Net interest rate spread	2.33%	4.85%	4.74%		2.83%
Total interest expense including net interest cost of Swaps (5)	$27,116	$8,609	$1,988		$37,713
Effective cost of funds (5)	1.18%	2.11%	4.12%		1.37%
Net interest income including net interest cost of Swaps	$45,068	$27,245	$3,966		$76,279
Effective net interest rate spread (5)	1.59%	4.85%	4.08%		2.20%

(1)
At September 30, 2014, other credit investments were comprised of STACR Notes, SBC-MBS and other investment securities and at September 30, 2013, other credit investments were comprised solely of STACR Notes.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. Since we have not elected to apply hedge accounting for our derivative instruments under GAAP, such net(costs)/income are included in “Gain/(loss) on derivative instruments, net” in our consolidated statements of operations.

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

Swaps and Swaptions
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See Table 9 and “Non-GAAP Financial Measures,” below and Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the nine months ended September 30, 2014 and September 30, 2013. (See Tables 16 and 17, included under “Non-GAAP Financial Measures” below.)

Table 9	Agency	Non-Agency and Other Credit Investments (1) (2)	Securitized Mortgage Loans (2)	Total
Nine months ended September 30, 2014
Effective interest expense	$19,789	$15,588	$2,107	$37,484
Effective cost of funds	1.37%	2.06%	4.10%	1.67%
Effective net interest income	$30,288	$43,154	$3,937	$77,379
Effective net interest rate spread	1.68%	4.17%	3.77%	2.64%
Nine months ended September 30, 2013
Effective interest expense	$27,116	$8,609	$1,988	$37,713
Effective cost of funds	1.18%	2.11%	4.12%	1.37%
Effective net interest income	$45,068	$27,245	$3,966	$76,279
Effective net interest rate spread	1.59%	4.85%	4.08%	2.20%

(1)	At September 30, 2014, other credit investments were comprised of STACR Notes, SBC-MBS and other investments. At September 30, 2013, other credit investments were comprised solely of STACR Notes.

(2)	Amounts for the nine months ended September 30, 2013 have been conformed to the current presentation, which reflects the allocation of associated repurchase agreements and Swaps to such investments.
Realized and Unrealized Gain/(Loss)
During the nine months ended September 30, 2014 and 2013, we sold Agency RMBS of $744,437 and $3,083,376, respectively, realizing net losses of $19,266 and $59,809, respectively, and sold non-Agency RMBS of $13,562 and $75,500, respectively, realizing net gains of $2,965 and $11,500, respectively (some of which may have settled in a subsequent period). As we find attractive investment opportunities in non-Agency RMBS and whole loans and other mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime mortgage loans, targeting securities at or near the top of the capital structure.

We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and, given that we do not apply hedge accounting, our derivatives are carried at fair value. As a result, we record the change in estimated fair value of each of these instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, other investment securities and derivative instruments, all of which are included in our consolidated statements of operations, for the nine months ended September 30, 2014 and September 30, 2013:

Table 10	Nine Months Ended
	September 30, 2014	September 30, 2013
Realized (loss) on sale of Agency RMBS, net	(19,266)	(59,809)
Realized gain on sale of Non-Agency RMBS, net	2,965	11,500
Unrealized gain/(loss) on Agency RMBS, net	81,810	(143,814)
Unrealized gain on Non-Agency RMBS, net	3,456	4,087
Realized gain/(loss) on derivatives, net (1)	(42,771)	5,337
Unrealized gain/(loss) on derivatives, net (2)	(20,751)	50,547
Unrealized gain on other investment securities	75	116
Unrealized gain/(loss) on securitized mortgage loans, net	2,440	(88)
Unrealized (loss) on securitized debt	(287)	(413)
Total	$7,671	$(132,537)

(1)
For the nine months ended September 30, 2014 and September 30, 2013, amounts include net interest payments (made)/received, including accrued amounts, of ($14,998) and ($17,470) associated with our Swaps, $0 and $15,689 of gains realized on terminations of Swaps, ($20,617) and $6,837 of realized gains/(losses) on terminations and expirations of Swaptions and ($7,156) and $281 of gains/(losses) on settlement of Short TBA Contracts, respectively.

(2)
For the nine months ended September 30, 2014 and September 30, 2013, we recognized net unrealized gains/(losses) of ($18,113) and $55,920 related to the change in fair value of our Swaps, ($1,888) and ($5,373) related to the change in fair value of our Swaptions and ($750) and $0 related to the change in fair value of our Short TBA Contracts, respectively.

At September 30, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.6 years. At September 30, 2014, our Swaptions had an aggregate notional balance of $1,100,000 and a weighted average term of six months until expiration of the option period. At September 30, 2014, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.61% and a weighted average term of 9.3 years. At September 30, 2014, we had gross unrealized gains of $22,429 and $0 on Swaps and Swaptions, respectively, and gross unrealized losses of $5,018 and $11,187 on Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $8,941 and $8,374 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in our general and administrative expenses was primarily driven by increases in the cost of our non-cash equity based compensation, which is impacted by the number of awards outstanding during a given period and by changes in the price of our common stock, data services, as we expanded our analytical tools, and legal fees and other costs, incurred primarily during the second quarter of 2014, associated with our new business development.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $8,360 and $8,651 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 14 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements relating to our investment securities, payments of principal and interest received on our RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our capital stock. As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase our target assets, meet margin calls, make distributions to stockholders and for other general business and operating purposes.
As of September 30, 2014, we had a $200,000 repurchase borrowing facility with a counterparty available to us to finance residential mortgage loans that we may acquire. The facility matures on April 30, 2015; however, extensions of up to one year may be granted at the discretion of our counterparty at our request, which requests may be made at specified times. We may use the facility to finance current and non-performing residential whole loans and properties subject to various haircuts and rates based on product type. Through September 30, 2014, we had not accessed such facility.
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
We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to actively hold and acquire our target assets, to fund dividends we declare on our capital stock and to pay our operating expenses. However, should the value of the securities we pledge as collateral suddenly decrease, significant margin calls on repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected. Further, should market liquidity tighten, our repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount on new financings, reducing our ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting our current or potential lenders’ ability to provide us with financing.
Investing Activity
During the nine months ended September 30, 2014, we: (i) invested $652,472 in Agency pass-through RMBS, at a weighted average purchase price of 106.3% of par value, $6,160 in Agency IO, $23,756 in Agency Inverse IO, $5,140 in Agency Inverse Floater, $304,388 in non-Agency RMBS, with a weighted average purchase price of 84.9% of par value, $20,752 in other investment securities and $27,992 in other investments; (ii) received prepayments and scheduled amortization of $125,043 for Agency RMBS, $108,661 for non-Agency RMBS, $5,736 on our securitized mortgage loans and $1,686 for other investment securities; and (iii) sold Agency RMBS of $744,437, realizing aggregate net losses of $19,266, and sold $13,562 of non-Agency RMBS, realizing gains of $2,965. As of September 30, 2014, we had investment related payables of $11,505 and we had investment related receivables of $6,095. All investment related payables and receivables at September 30, 2014 were settled in October 2014.
We receive interest-only payments with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $25,255 with an aggregate notional balance of $293,345, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the nine months ended September 30, 2014, we sold $33,014 of Agency IO and Agency Inverse IO, realizing aggregate net gains of $2,819.

Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At September 30, 2014, we had master repurchase agreements with 25 counterparties and outstanding repurchase agreement borrowings with 18 counterparties totaling $3,076,808. We continue to have available capacity under our master repurchase agreements; however, such agreements are generally uncommitted and renewable at the discretion of our lenders. As a matter of routine business, we may have discussions with other financial institutions regarding potentially providing us with additional repurchase agreement borrowing capacity.
The table below presents certain information about our borrowings for the periods presented:

Table 11
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292
December 31, 2013	$2,951,265	$3,034,058	$3,034,058	$44,268	$42,400	$44,567
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$45,590	$46,776
June 30, 2013 (2)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,353	$48,572
March 31, 2013 (3)	$3,669,629	$4,343,341	$4,343,341	$28,742	$48,980	$49,525

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

(2)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

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

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 12
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Average Cost of Funds	Effective Cost of Funds (2)
September 30, 2014:
Agency RMBS repurchase borrowings	$1,934,669	$2,022,839	0.34%	1.37%
Non-Agency RMBS and other investment securities repurchase borrowings	1,112,962	1,486,250	2.01	2.01
Securitized Mortgage Loans repurchase borrowings (3)	29,177	48,036	1.88	3.76
Total repurchase borrowings	3,076,808	3,557,125	0.95%	1.62%
Securitized debt	34,947	106,947	4.04	4.04
Total	$3,111,755	$3,664,072	0.99%	1.65%
(Table 12 and notes continued on next page.)

(Table 12 continued.)

Table 12
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Average Cost of Funds	Effective Cost of Funds (2)
June 30, 2014:
Agency RMBS repurchase borrowings	$1,905,783	$2,029,915	0.36%	1.41%
Non-Agency RMBS and STACR Notes repurchase borrowings	1,057,637	1,390,446	2.07	2.07
Securitized Mortgage Loans repurchase borrowings (3)	28,569	48,638	1.88	3.80
Total repurchase borrowings	2,991,989	3,468,999	0.97%	1.66%
Securitized debt	37,348	109,712	4.36	4.36
Total	$3,029,337	$3,578,711	1.01%	1.69%
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS and STACR Notes repurchase borrowings	970,044	1,303,098	2.10	2.10
Securitized Mortgage Loans repurchase borrowings (3)	28,234	47,614	2.06	4.00
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23	4.23
Total	$2,899,625	$3,423,555	0.99%	1.65%
December 31, 2013:
Agency RMBS repurchase borrowings	$2,082,447	$2,175,114	0.43%	1.28%
Non-Agency RMBS and STACR Notes repurchase borrowings	924,597	1,236,269	1.99	1.99
Securitized Mortgage Loans repurchase borrowings (3)	27,014	47,057	2.14	4.13
Total repurchase borrowings	3,034,058	3,458,440	0.91%	1.52%
Securitized debt	42,400	110,984	4.30	4.30
Total	$3,076,458	$3,569,424	0.96%	1.56%
September 30, 2013
Agency RMBS repurchase borrowings	$1,989,518	$2,102,874	0.42%	1.64%
Non-Agency RMBS and STACR Notes repurchase borrowings	865,148	1,148,085	2.04	2.04
Securitized Mortgage Loans repurchase borrowings (3) (4)	27,014	45,023	2.11	4.07
Total repurchase borrowings	2,881,680	3,295,982	0.84%	1.76%
Securitized Debt	45,590	109,586	4.19	4.19
Total	$2,927,270	$3,405,568	0.89%	1.80%

(1)	May include cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods presented is calculated on an annualized basis and includes the net interest component for Swaps of $5,128, $5,081, $4,789, $4,564 and $6,894 for the quarterly periods presented, respectively. While Swaps are not accounted for using GAAP hedge accounting, such instruments are viewed by us as an economic hedge against increases in interest rates.

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS were eliminated in consolidation with the VIE associated with the securitization and as a result are not included in our consolidated balance sheet. (See Notes 5 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)	Amounts have been conformed to the current presentation, which reflects the allocation of certain repurchase agreements and Swaps to such investments.
With respect to our repurchase agreement borrowings, the haircut represents the percentage by which the collateral value is discounted to determine the loan amount. At September 30, 2014, haircuts ranged from a low of 3.00% to a high of 5.25% for our repurchase borrowings secured by Agency RMBS and a low of 10% to a high of 45% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.

Certain repurchase agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through September 30, 2014. At September 30, 2014, we had RMBS of $3,468,943, and cash of $57,494 pledged as collateral to lenders as security for repurchase agreements. The total of the RMBS pledged for repurchase borrowings included non-Agency RMBS with a fair value of $48,036 that is not included on our consolidated balance sheet, as such RMBS are eliminated in consolidation with the securitization trust. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and was comprised of $57,494 pledged in connection with repurchase borrowings and $8,905 pledged in connection with derivatives.
Stock Repurchase Plan
Since November 6, 2013, we have had in place a Repurchase Program which allows us to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through September 30, 2014.
Collateral Requirement Updates
In 2013, the Treasury Market Practices Group (or, TMPG), a private-sector organization sponsored by the Federal Reserve Bank of New York, published guidelines recommending that broker dealers begin margining counterparties for certain types of collateral on the trade date as opposed to the settlement/financing date. As part of these guidelines, the TMPG recommended that, at a minimum, margining apply to the following four broad categories of forward-settling Agency RMBS transactions: TBA transactions; specified pool transactions; ARM transactions; and CMO transactions. We have completed the negotiation of the relevant legal documentation with the substantial majority of our counterparties as a result of these TMPG guidelines, which have not resulted in any material impact on our ability to manage our liquidity. We are in the process of negotiating the relevant legal documentation with two of our counterparties and do not currently anticipate that changes to such agreements will have a material impact on our ability to manage our liquidity.
Cash Flows and Liquidity for the Nine Months Ended September 30, 2014
Our cash and cash equivalents decreased by $22,055 during the nine months ended September 30, 2014, reflecting $5,918 used by financing activities, $60,247 used by investing activities and $44,110 provided by operating activities. We held cash of $105,904 at September 30, 2014. (For detailed information with respect to our operating, investing and financing activities, see “Consolidated Statements of Cash Flows,” included with our consolidated Financial Statements under Item 1 in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the future effect on our liquidity and cash flows of our contractual obligations for principal and interest as of September 30, 2014:

Table 13
	Less than 1 year	1 to 3 years	Total
Borrowings under repurchase agreements	$2,790,465	$286,343	$3,076,808
Interest on repurchase agreements borrowings (1)	11,735	7,815	19,550
Total	$2,802,200	$294,158	$3,096,358

(1)
Interest expense is calculated based on the interest rate in effect at September 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 14 and 17 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our obligations pursuant to the Management Agreement and our Preferred Stock.) At September 30, 2014, we had securitized debt with a balance of $34,947 (and a fair value of $36,188) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.

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
On July 27, 2014, the third anniversary of the closing of our IPO, our Management Agreement was renewed for a one-year term until July 27, 2015. This renewal followed a meeting of the independent members of our board of directors on January 27, 2014 with respect to the Management Agreement, which included a discussion of our Manager’s performance and the level of the management fees thereunder, at which meeting such members determined not to terminate the Management Agreement on July 27, 2014. Absent certain actions by the independent directors of our board of directors as described below, the Management Agreement will continue to automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
Dividends on Our Capital Stock
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012, which entitles holders to receive dividends at an annual rate of 8.00% (paid quarterly, in arrears) based on the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. After September 20, 2017, we may, at our option, redeem the shares at $25.00 per share, plus any accrued unpaid distribution through the date of the redemption.

The following table presents information about cash dividends we have declared on our Preferred Stock from January 1, 2013 through September 30, 2014:

Table 14
Declaration Date	Record Date	Payment Date	Dividend per Share
September 17, 2014	September 30, 2014	October 31, 2014	$0.50
June 19, 2014	June 30, 2014	July 30, 2014	$0.50
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
December 18, 2013	December 31, 2013	January 31, 2014	$0.50
September 19, 2013	September 30, 2013	October 31, 2013	$0.50
June 17, 2013	June 28, 2013	July 31, 2013	$0.50
March 18, 2013	March 28, 2013	April 30, 2013	$0.50
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
As of September 30, 2014, for tax purposes we had estimated non-deductible net capital losses from the prior year of approximately $93.4 million which will be carried forward and offset against future net capital gains for up to five years. Our capital loss carryforward will reduce the amount of future dividends designated as capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by the capital loss carryforwards. In addition, as of September 30, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.7 million and estimated net deferred tax losses from terminated and expired Swaptions of $13.5 million. These deferred gains/losses will be accreted/amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 15
Declaration Date	Record Date	Payment Date	Dividend per Share
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 30, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
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
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 16	Three Months Ended
	September 30, 2014		September 30, 2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$7,708	0.99%	$6,789	0.89%
Adjustment:
Net interest paid for Swaps	5,128	0.66%	6,894	0.91%
Effective interest expense/effective cost of funds	$12,836	1.65%	$13,683	1.80%
Weighted average balance of borrowings	$3,034,970		$3,013,372

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$22,486	1.00%	$20,243	0.74%
Adjustment:
Net interest paid for Swaps	14,998	0.67%	17,470	0.63%
Effective interest expense/effective cost of funds	$37,484	1.67%	$37,713	1.37%
Weighted average balance of borrowings	$2,968,154		$3,671,026

Table 17	Three Months Ended
	September 30, 2014		September 30, 2013
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$38,542	4.27%	$34,416	3.77%
Less: effective interest expense/effective cost of funds (1)	12,836	1.65%	13,683	1.80%
Effective net interest income	$25,706	2.62%	$20,733	1.97%
Weighted average balance of interest-earning assets	$3,612,155		$3,567,727

	Nine Months Ended
	September 30, 2014		September 30, 2013
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$114,863	4.31%	$113,992	3.57%
Less: effective interest expense/effective cost of funds (1)	37,484	1.67%	37,713	1.37%
Effective net interest income	$77,379	2.64%	$76,279	2.20%
Weighted average balance of interest-earning assets	$3,550,683		$4,212,864

(1)	As reconciled in Table 16, above.
The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 18
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income/(loss) allocable to common stockholders (1)	$7,344	$8,158	$71,960	$(66,442)
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(2,581)	16,596	16,301	48,309
Unrealized (gain)/loss on RMBS, net	16,971	(28,143)	(85,266)	139,727
Unrealized (gain)/loss on derivatives, net	(12,434)	27,572	20,751	(50,547)
Unrealized (gain)/loss on securitized mortgage loans, net	650	(537)	(2,440)	88
Unrealized (gain)/loss on securitized debt	(67)	428	287	413
Unrealized (gain)/loss on other investment securities	101	(116)	(75)	(116)
Non-cash stock-based compensation expense	144	207	1,011	752
Realized (gain)/loss on Swap/Swaption terminations and expirations, net	6,505	(12,498)	20,617	(22,526)
Realized (gain)/loss on Short TBA Contracts, net	—	(281)	7,156	(281)
Other, net	(11)	—	52	—
Tax amortization of gain/(loss) on Swaption terminations and expirations, net	(250)	—	(342)	—
Total adjustments to arrive at operating earnings	9,028	3,228	(21,948)	115,819
Operating earnings	$16,372	$11,386	$50,012	$49,377
Operating earnings per common share	$0.51	$0.36	$1.56	$1.65
Weighted average common shares	32,035,376	31,999,792	32,023,617	29,916,932

(1)	See Note 18 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to our non-Agency RMBS, residential mortgage loans, warehouse line receivable, SBC-MBS and other mortgage related assets we may acquire. The credit support built into non-Agency RMBS and SBC-MBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased the substantial majority of our non-Agency RMBS at a discount to par value, which is expected to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.
Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.
The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at September 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average Fair Isaac Corporation (or, FICO) score (which is a credit score used by major credit bureaus to indicate a borrower’s credit worthiness), and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 19	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	64	619	13	6	2	704
Current unpaid principal balance	$13,030	$125,099	$2,582	$1,164	$144	$142,019
Loan Attributes:
Weighted average loan age	78	87	93	110	122	86
Weighted average original loan-to-value	74.07%	79.99%	82.57%	80.62%	100.00%	79.52%
Weighted average original FICO	604	632	624	610	669	629
Net weighted average coupon rate	6.71%	5.72%	5.33%	5.39%	6.32%	5.80%
Current Performance:
Current	61.66%	71.48%	67.01%	100.00%	—%	70.66%
30 days delinquent	13.55%	9.62%	—%	—%	—%	9.71%
60 days delinquent	4.81%	3.76%	11.19%	—%	—%	3.96%
90+ days delinquent	16.24%	10.74%	21.80%	—%	42.43%	11.39%
Bankruptcy/foreclosure	3.74%	4.40%	—%	—%	57.57%	4.28%

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at September 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 20	Year of Securitization (1)
	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of securities	3	17	35	76	78	50	259
Carrying value/estimated fair value	$22,914	$115,982	$231,213	$464,726	$441,867	$168,314	$1,445,016
Amortized cost	$22,899	$101,677	$204,869	$441,053	$426,063	$161,331	$1,357,892
Current par value	$22,899	$148,965	$284,251	$553,731	$477,426	$179,209	$1,666,481
Carrying value to current par	100.07%	77.86%	81.34%	83.93%	92.55%	93.92%	86.71%
Amortized cost to current par	100.00%	68.26%	72.07%	79.65%	89.24%	90.02%	81.48%
Net weighted average security coupon	3.30%	1.48%	0.67%	0.99%	1.34%	2.07%	1.23%
Loan Attributes:
Weighted average loan age (months)	97	92	102	113	122	142	116
Weighted average original loan-to-value	99.67%	77.10%	79.20%	78.84%	80.32%	81.38%	79.84%
Weighted average original FICO	598	675	640	644	637	636	642
Current Performance:
60+ day delinquencies	80.04%	30.57%	30.24%	30.01%	25.56%	27.07%	29.18%
Average credit enhancement (2)	59.04%	16.45%	23.25%	35.31%	41.83%	27.37%	33.31%
3 month CRR (3)	6.25%	3.87%	3.39%	4.44%	5.53%	5.49%	4.71%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2014. Information is based on loans for individual groups owned by us.

The following table presents information about our SBC-MBS and the mortgages underlying such securities at September 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the changes in the underlying property values or changes in the borrowers’ credit score.

Table 21	Year of Securitization
	2014	2006	Total
Portfolio Characteristics:
Number of securities	1	1	2
Carrying value/estimated fair value	$7,517	$12,093	$19,610
Amortized cost	$7,521	$12,081	$19,602
Current par value	$7,601	$14,483	$22,084
Carrying value to current par	98.89%	83.50%	88.80%
Amortized cost to current par	98.95%	83.42%	88.76%
Net weighted average security coupon	2.15%	0.43%	1.02%
Loan Attributes:
Weighted average loan age (months)	11	97	64
Weighted average original loan-to-value	59.57%	69.92%	65.95%
Weighted average original FICO	714	699	705
Current Performance:
60+ day delinquencies	—%	23.37%	14.41%
Average credit enhancement (1)	34.50%	15.84%	22.99%
3 month CRR (2)	—%	5.92%	3.65%

(1)
Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our SBC-MBS may incur losses if credit enhancement is reduced to zero. Information is based on loans for individual groups owned by us.

(2)	Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2014. Information is based on loans for individual groups owned by us.
The following table presents information about our STACR Notes, and the referenced mortgages for such securities at September 30, 2014. Information presented with respect to weighted average loan-to-value, weighted average FICO score and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the changes in the underlying property values or changes in the borrowers’ credit score.

Table 22	Year of Securitization
2014
Portfolio Characteristics:
Carrying value/estimated fair value	$11,078
Amortized cost	$10,676
Current par value	$10,636
Carrying value to current par	104.16%
Amortized cost to current par	100.38%
Net weighted average security coupon	3.56%
Loan Attributes:
Weighted average loan age (months)	25
Weighted average original loan-to-value	72.76%
Weighted average original FICO	766
Current Performance:
60+ day delinquencies	0.04%
Average credit enhancement (1)	1.80%
3 month CRR (2)	7.57%

(1)	Credit enhancement is expressed as a percentage of all outstanding referenced mortgages.

(2)	Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2014.

The following table presents the fair value of our non-Agency RMBS at September 30, 2014, by original purchase price as a percentage of our par value by year of acquisition:

Table 23	Year of Acquisition
Acquisition Price (1)	2014	2013	2012	2011	Total	Percent of Total
>100%	$8,620	$13,874	$—	$—	$22,494	1.6%
95% to 100%	72,660	39,418	531	—	112,609	7.8
85% to <95%	90,319	369,340	46,661	4,351	510,671	35.2
75% to <85%	81,153	187,918	109,332	14,425	392,828	27.2
65% to <75%	26,252	72,478	88,454	17,524	204,708	14.2
<65%	8,674	8,419	160,572	24,041	201,706	14.0
Total	$287,678	$691,447	$405,550	$60,341	$1,445,016	100.0%

(1)	Prices are expressed as a percentage of par value.
The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at September 30, 2014 based on fair value:

Table 24
Property Location	Percent (1)
California	25.8%
New York	10.2
Florida	8.3
Texas	6.2
New Jersey	4.0
Other	45.5
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no concentration exceeding 3.2% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at September 30, 2014:

Table 25
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$1,106,477	76.57%
Alt-A	175,889	12.17
Option ARMs	162,650	11.26
Total	$1,445,016	100.0%
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

Nearly all of our Agency pass-through RMBS, which comprise the substantial majority of our Agency portfolio, are fixed-rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration of our Agency RMBS and derivatives using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
The value of our non-Agency RMBS and securitized mortgage loans, which may be backed by Hybrid, ARM and fixed-rate mortgage loans, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.
Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call, which we satisfy by pledging additional collateral in the form of securities and/or cash to the lender. In general, decreases in the fair value of our RMBS and MBS will reduce the amount we are able to borrow.
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at September 30, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at September 30, 2014, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 26
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.11%	2.09%
+50	0.53%	3.12%
(50)	(1.42)%	(7.63)%
(100)	(2.73)%	(14.66)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2014. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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

Counterparty Risk
We finance the acquisition of a significant portion of our RMBS with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. For additional information about our assets pledged as collateral as of September 30, 2014, see Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
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
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at September 30, 2014:

Table 27
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,497,887	$13,852	$234,562	5.9%
Canada (2)	2	502,858	—	97,003	2.4%
	9	2,000,745	13,852	331,565	8.3%
Europe: (2)
Germany	1	93,847	—	6,134	0.2%
Switzerland	2	103,364	—	47,311	1.2%
United Kingdom	2	319,540	(852)	77,257	1.9%
Netherlands	1	135,030	428	7,090	0.2%
	6	651,781	(424)	137,792	3.5%
Asia: (2)
Japan	3	424,282	6,576	26,271	0.7%
Total Counterparty Exposure	18	$3,076,808	$20,004	$495,628	12.5%

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

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller

Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of the warehouse counterparty which holds title to the real estate properties. At September 30, 2014, we had $22,989 outstanding under our warehouse line. If the warehouse counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.
We had outstanding balances under repurchase agreements with 18 counterparties at September 30, 2014. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2014:

Table 28
Counterparty	Counterparty Rating (1)	Amount of Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
J.P. Morgan Securities LLC	A+/Aa3/A+	$78,659	5	10.0%
Barclays Capital Inc.(3)	A/A2/A	$67,324	5	8.5%
Royal Bank of Canada (4)	AA-/Aa3/AA	$87,654	10	11.1%
Wells Fargo (5)	AA-/Aa3/AA-	$84,500	10	10.7%

(1)
The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2014 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Counterparty rating is the rating for Barclays Bank PLC, which is the parent entity of Barclays Capital Inc. Barclays Capital Inc. was rated A by Standard & Poor’s Ratings Services as of September 30, 2014.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. RBC (Barbados) Trading Bank Corporation was rated A2 by Moody’s Investor Services at September 30, 2014.

(5)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $71,539 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of September 30, 2014.

We maintain cash deposits with what we believe to be high credit quality financial institutions. At September 30, 2014, we had cash of $105,904 which was primarily comprised of cash on deposit with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2014, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, we were not involved in any legal proceedings.

ITEM 1A.	Risk Factors
For a discussion of our risk factors, see Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Other than the additional items below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
We have significant risk associated with our investments associated with our Seller Financing Program as such investments are concentrated in certain geographic areas and may be disproportionately affected by adverse events specific to those markets.
Assets we hold in connection with our Seller Financing Program are concentrated primarily in the southeastern U.S. Any event that adversely affects the economy or real estate values in these markets could have a disproportionately adverse effect on our ability to collect amounts due on our warehouse line receivable as well as our returns on investments associated with our Seller Financing Program.
We have significant credit and counterparty risks associated with our warehouse line receivables and the creditworthiness of our warehouse borrower counterparty.
We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by it to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the contract/mortgage. Should our Seller Financing Program counterparty default on the warehouse line, fail to properly and/or efficiently perform the property improvements or enter into sales agreements with home buyers at prices in excess of the amount invested in the homes, we may have difficulty in taking possession of the properties and completing the improvements necessary to market the homes for sale and/or experience losses associated with our warehouse line receivables. The warehouse line is collateralized by a pledge of the ownership interest in the equity of the warehouse counterparty which holds title to the real estate properties.

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

November 5, 2014

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)