Form 10-K
period 2014-12-31
Apollo Residential Mortgage, Inc.
filed 2015-02-19
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $529,782,513, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
On February 12, 2015, the registrant had a total of 32,088,045 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders scheduled to be held on or about June 18, 2015 are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in this annual report on Form 10-K: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae, which we may collectively refer to as “Agencies”; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in the index, which index is typically the one month London Interbank Offer Rate; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM-RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “Fannie Mae” refers to the Federal National Mortgage Association; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “LIBOR” refers to the London Interbank Offer Rate; “Long TBA Contracts” refer to to-be-announced Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “RMBS” refer to residential mortgage-backed securities; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts; “Swaptions” refer to our interest rate swaption contracts; and “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis.
We make forward-looking statements in this annual report on Form 10-K and will make forward-looking statements in future filings with the Securities and Exchange Commission (or, SEC), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (or, the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets or other real estate related assets; changes in the prepayment rates on the mortgage loans securing our RMBS; management’s assumptions regarding default rates on the mortgage loans securing our non-Agency RMBS and our SBC-MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowing; our estimates regarding taxable income, the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on non-Agency RMBS, realized losses and changes in the composition of our Agency RMBS and non-Agency RMBS portfolios that may occur during the applicable tax period, including gain or loss on any RMBS disposals; expected leverage; general volatility of the securities markets in which we participate; our expected portfolio and scope of our target assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; rates of default or decreased recovery rates on our assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility and the effects of hedging instruments on our assets; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters affecting our business; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our board of directors and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity; maintenance of our qualification as a real estate investment trust (or, REIT) for U.S. Federal income tax purposes and such other factors as our board of directors deems relevant; our ability to maintain our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (or, 1940 Act); availability of qualified personnel through ARM Manager, LLC (or, Manager); and our understanding of our competition.

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
We are externally managed and advised by our Manager, an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, Apollo). Founded in 1990, Apollo is a leading global alternative investment manager with a contrarian and value-oriented investment approach, with reported total assets under management of approximately $160 billion as of December 31, 2014. Apollo has significant and longstanding experience in residential real estate markets through a number of its funds’ investments. We believe that utilizing the extensive expertise of our Manager allows us to differentiate ourself from our peers in the acquisition of our target assets. Specifically, we believe that our Manager’s deep understanding of mortgage market fundamentals, as well as its ability to analyze, model and set value parameters around the individual mortgages that collateralize Agency RMBS and non-Agency RMBS, enables our Manager to selectively acquire assets for us that present attractive risk-adjusted return profiles and have the potential for capital appreciation.
We are primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets in the U.S. Our principal objective is to provide attractive risk-adjusted returns on our assets to our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation.
INVESTMENT STRATEGY
We primarily invest in residential mortgage assets throughout the United States. As of December 31, 2014, we held investments in RMBS, including Agency pass-through RMBS (whose underlying collateral is primarily comprised of 30 year fixed-rate mortgages), Agency Inverse Floaters, Agency IO, Agency Inverse IO, non-Agency RMBS, securitized mortgage loans, other mortgage-related securities, mortgage loans and other real estate related investments associated with our Seller Financing Program. The Seller Financing Program refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time. The following is a summary of our target assets at December 31, 2014:

Asset Classes	Principal Assets
Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO, Agency Inverse IO, Agency Inverse Floater and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS and Real Estate Related Asset-Backed Securities
Non-Agency RMBS, including highly rated, as well as non-investment grade and unrated, tranches backed by Alt-A mortgage loans, Option ARMs, Subprime mortgage loans and prime mortgage loans, and other real estate related asset-backed securities.

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
We primarily use repurchase agreements to finance the acquisition of our investments and, to a lesser extent, we have and expect to continue to use securitizations as a means to finance whole loans. We use interest rate derivatives to serve as an economic hedge against the interest rate risk associated with a portion of our repurchase agreement borrowings and securitized debt.
Repurchase agreements, although legally structured as a sale and repurchase obligation, are financing contracts (i.e., borrowings) under which we pledge our assets, currently comprised of RMBS, unsecuritized mortgage loans, SBC-MBS and cash as collateral. The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the assets pledged as collateral.  The portion of the pledged collateral held by the lender in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the original transfer price and return price is the cost, or interest expense, of borrowing under a repurchase agreement.  Under our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the lender, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls pursuant to which a lender may require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing with such lender are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  In certain circumstances, we also may make margin calls on counterparties when collateral values increase.  To date, we have satisfied all of our margin calls.
We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range of approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At December 31, 2014, we had master repurchase agreements with 25 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity.
We have engaged in and expect to continue to engage in securitization transactions. The objective of these transactions is to obtain long-term non-recourse financing on the underlying securitized assets with more favorable terms than those available on whole loans.
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
Our Swaps and Swaptions are intended to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings; in addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that when a Swaption is “in the money” at the expiration of the option period, we may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount, or receive a cash payment equal to the fair value of the underlying Swap. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation.
In addition to Swap and Swaptions, we also enter into TBA Contracts from time to time. Short TBA Contracts may serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract, or may serve as an economic hedge of indebtedness incurred or to be incurred to acquire real estate assets. We expect that any gains recognized in connection with the settlement of our derivative transactions that we identify for tax purposes to hedge indebtedness incurred or to be incurred to acquire real estate assets would not constitute gross income for purposes of the REIT 75% and 95% gross income tests. To date, we have identified our Swap and Swaptions as tax hedges.
To date, we have not elected to apply hedge accounting pursuant to accounting principles generally accepted in the United States (or, GAAP) for our derivatives and, as a result, we record changes in the estimated fair value of such instruments along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statements of operations.
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
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders and could cause the value of our common stock and 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock), to decline.
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
The departure of any of the senior personnel of our Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that our Manager will remain the investment manager or that it will continue to have access to its or Apollo’s executive officers and other investment professionals. The initial term of the Management Agreement with our Manager expired on July 27, 2014, the third anniversary of the closing of our IPO and was renewed for a one-year term until July 27, 2015. Absent certain action by the independent directors of our board of directors, the Management Agreement will continue to automatically renew on each anniversary for a one year term. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business strategy.
The ability of our Manager and its officers and other personnel to engage in other business activities may reduce the time our Manager spends managing our business and may result in certain conflicts of interest.
Certain of our officers and directors, and the officers and other personnel of our Manager, also serve or may serve as officers, directors or partners of other Apollo vehicles. Further, the officers and other personnel of our Manager may be called upon to provide managerial assistance to other Apollo vehicles. These demands on their time may distract them or slow the rate of our investment activity. Certain affiliates of Apollo, including certain separate accounts and funds managed by Apollo, source and/or manage RMBS and other mortgage related assets. It is possible that other Apollo vehicles, as well as existing or future portfolio companies or funds or separate accounts managed by Apollo, may from time to time, have the same target assets as ours as part of their larger business strategies. To the extent such other Apollo vehicle, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced.
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
The initial term of the Management Agreement with our Manager expired on July 27, 2014, the third anniversary of the closing of our IPO and was renewed for a one-year term until July 27, 2015. Absent certain action by the independent directors of our board of directors, the Management Agreement will continue to automatically renew on each anniversary for a one year term. However, as described above, under certain limited circumstances, the independent directors of our board may terminate the Management Agreement annually upon 180 days prior notice to our Manager, which cancellation would require that we pay a termination fee to the Manager.
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
We are subject to conflicts of interest arising out of our relationship with Apollo, including our Manager. In the future, we may enter into additional transactions with Apollo. In particular, we may invest in, or acquire, certain of our investments through other Apollo vehicles, including joint ventures with affiliates of Apollo, or purchase assets from, sell assets to or arrange financing from or provide financing to new affiliated potential pooled investment vehicles or managed accounts not yet established, whether managed or sponsored by Apollo’s affiliates or our Manager. Any such transactions will require approval by a majority of our independent directors. In certain instances, we may invest alongside other Apollo vehicles in different parts of the capital structure of the same issuer. Depending on the size and nature of such investment, such transactions may require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s length transaction.
Our Manager and Apollo have agreed that, for so long as the Management Agreement is in effect and Apollo controls our Manager, neither they nor any entity controlled by Apollo will sponsor or manage any U.S. publicly traded REIT that invests primarily in our target assets. However, our Manager, Apollo and their respective affiliates has and may in the future sponsor or manage additional U.S. publicly traded REITs that invest generally in real estate assets but not primarily in our target assets. Certain affiliates of Apollo, including certain separate accounts and funds managed by Apollo, source and/or manage RMBS and other mortgage related assets. It is possible that other Apollo vehicles, as well as existing or future portfolio companies or funds or separate accounts managed by Apollo, may from time to time, have the same target assets as ours as a part of their larger business strategies. To the extent such other Apollo vehicles, or other vehicles that may be organized in the future, seek to acquire the same target assets as us, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Manager and Apollo have an investment allocation policy in place that is intended to ensure that every Apollo vehicle, including us, is treated in a manner that, over time, is fair and equitable.
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
Apollo generally follows an open architecture approach to information sharing within the larger Apollo organization and does not normally impose information barriers among Apollo and certain of its affiliates. If our Manager were to receive material non-public information about a particular real estate-related entity, or have an interest in investing in or disposing of a particular mortgage-related asset, Apollo or its affiliates may be prevented from investing in or disposing of such asset. Conversely, if Apollo or its affiliates were to receive material non-public information about a particular mortgage-related asset, or have an interest in investing in or disposing of a particular mortgage-related asset, we may be prevented from investing in or disposing of such asset. This risk affects us more than it does investment vehicles that are not related to Apollo, as Apollo generally does not use information barriers that many firms implement to separate persons who make investment decisions from others who might possess material, non-public information that could influence such decisions. Apollo’s approach to these barriers could prevent our Manager’s investment professionals from undertaking advantageous investments or dispositions that would be permissible for them otherwise. In addition, Apollo could in the future decide to establish information barriers, particularly as its business expands and diversifies. In such event, Apollo’s ability to operate as an integrated platform will be restricted and our Manager’s resources may be limited.
Our business may be adversely affected if our reputation, the reputation of our Manager or Apollo, or the reputation of counterparties with whom we associate is harmed.
We may be harmed by reputational issues and adverse publicity relating to us, our Manager or Apollo. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm our business. Such reputational issues may depress the market price of our capital stock or have a negative effect on our ability to attract counterparties for our transactions, or otherwise adversely affect us.
Investigations and reviews of Apollo affiliates’ use of placement agents could harm our reputation, depress the market price of our capital stock or have other negative consequences.
Affiliates of our Manager sometimes use placement agents to assist in marketing certain of the investment funds that they manage. Various state attorneys general and federal and state agencies have initiated industry-wide investigations into the use of placement agents in connection with the solicitation of investments, particularly with respect to investments by public pension funds. Certain affiliates of Apollo have received subpoenas and other requests for information from various government regulatory agencies and investors in Apollo’s funds, seeking information regarding the use of placement agents. Any unanticipated developments from these or future investigations or changes in industry practice may adversely affect Apollo's business (including with respect to the Manager) or indirectly thereby, our business. Even if these investigations or changes in industry practice do not directly or indirectly affect Apollo’s or our respective businesses, adverse publicity could harm our reputation and may depress the market price of our capital stock or have other negative consequences.

Risks Related to Our Company
We may not be able to operate our business successfully, find suitable investments, or generate sufficient revenue to make or sustain dividend distributions to our stockholders.
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
Our results of operations may be materially affected by conditions in the market for mortgages and mortgage-related assets, including RMBS, as well as the residential real estate market, the financial markets and the economy in general. Continuing concerns about the mortgage market and the real estate market, as well as inflation, energy costs, geopolitical issues, unemployment and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the economy and markets going forward. In particular, the U.S. residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns, and there is no assurance that these conditions have stabilized or that they will not worsen. Further, there has been significant volatility in the price of residential mortgage assets. All of these factors have impacted investor perception of the risk associated with residential mortgage assets and had an impact on the value of existing real property and mortgages and new demand for homes and mortgages, which has weighed, and may continue to weigh, heavily on real estate and mortgage prices and performance. Further deterioration of the mortgage and residential real estate markets may affect our ability to identify target assets that will provide us with attractive return opportunities and may cause us to experience losses related to our assets. Declines in the value of our portfolio, or perceived market uncertainty about the value of our assets, would likely make it difficult for us to obtain financing on favorable terms or at all. Our profitability may be materially adversely affected if we are unable to obtain cost-effective financing. An increase in the volatility and deterioration in the broader residential mortgage and RMBS markets as well as the broader financial markets may adversely affect the performance and market value of our assets, which may reduce earnings and, in turn, cash available for distribution to our stockholders. Also, to the extent we invest in mortgage servicing rights (or, MSRs) deterioration of the residential real estate markets could increase delinquencies and defaults on the mortgage loans underlying the MSRs we acquire and increase the cost of servicing mortgage loans. Such increases in servicing costs could adversely affect our results of operations as revenues derived from the MSRs that would otherwise produce income may be diverted to pay servicers additional servicing fees or reimburse servicers for additional expenses from servicing. In addition, as default rates are a component of pricing MSRs, the market value of our MSRs may decrease, thereby decreasing the value we could obtain if we sold the MSRs.
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
The U.S. Government, the U.S. Federal Reserve (or, the Federal Reserve), the U.S. Treasury (or, the Treasury), the SEC and other governmental and regulatory bodies have taken or are taking various actions in an effort to address the underlying causes of, and to contain the fallout from the global financial crisis of 2007 and 2008. For example, on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (or, the Dodd-Frank Act) was signed into law. The Dodd-Frank Act places restrictions on residential mortgage loan originations and servicing and impacted the asset-backed securitization markets, including the RMBS market, most notably by imposing credit risk retention requirements (or, Risk Retention rules) on securitizers, which were finalized by various rule making regulators in October 2014, with an effective date of December 24, 2015. The Dodd-Frank Act also imposes requirements on originators to make reasonable, good faith determinations regarding a consumer’s ability to repay a loan, subject to certain exceptions for qualified mortgages. The qualified mortgage rules issued and adopted by the Consumer Financial Protection Bureau (or, the CFPB) became effective in January 2014. The Dodd-Frank Act also imposes certain requirements on the servicing of residential mortgage loans, and the rules issued and adopted by the CFPB implementing these aspects of the Dodd-Frank Act became effective in January 2014. These and many other aspects of the Dodd-Frank Act are subject to rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries.
The Dodd-Frank Act also created a new regulator, the CFPB, which now oversees many of the core laws that regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. In addition to the qualified mortgage rules and the servicing rules described above, we cannot predict what actions, if any, that the CFPB will take in the mortgage markets, nor what the impact of such actions will be on the mortgage markets or our results of operations, financial condition and business. In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could negatively impact mortgage REITs, such as ourselves. For example, a number of local governmental authorities have announced that they are evaluating eminent domain as one of several potential alternatives to help resolve housing finance challenges. This type of legislation and action could have a severe negative impact on the mortgage markets and may introduce risks that are difficult, if not impossible, to quantify. There is no certainty as to whether any governmental bodies will take steps to acquire any mortgage loans under such programs, or ultimately pass other legislation that will affect the mortgage markets. However, such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
We cannot predict future actions by the Federal Reserve or the impact such actions will have on our business.
The Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a strategy implemented by the Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates, prepayment speeds on certain RMBS increased. As of the end of October 2014, the Federal Reserve discontinued purchasing Agency and Treasury securities. No assurance can be given as to when the Federal Reserve will completely discontinue quantitative easing. We cannot predict or control the impact future actions by regulators or government bodies, such as the Federal Reserve, will have on our business. Accordingly, future actions by regulators or government bodies, including the Federal Reserve, could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, our other target assets.
The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or, FHA), and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (which provides homeowners with assistance in avoiding residential mortgage loan foreclosures), the Hope for Homeowners Program (which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures) and the Home Affordable Refinance Program (or, HARP) which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed rate mortgages). A number of these homeowners assistance programs have been enhanced or expanded since their inception. In addition, current administration officials and certain members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a material reduction in cash flows to the holders of mortgages or mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that we intend to acquire and the assets we currently hold.

We may be unable to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator, which would subject us to additional regulation and compliance requirements, and could materially adversely affect our business and financial condition.
The enforceability of agreements underlying certain derivative transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international statutory and regulatory requirements. Recently, regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps” which requires that many swaps be executed on a regulated market and cleared through a central counterparty, which may result in increased margin requirements and costs. In addition, under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a “commodity pool operator” (or, CPO). In December 2012, the Commodity Futures Trading Commission issued a no-action letter giving relief to operators of mortgage REITs from the requirements applicable to CPOs. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums for commodity interests (swaps and exchange-traded derivatives) to no more than 5% of the fair market value of our total assets; and (2) limit our net income from commodity interests that are not “qualifying hedging transactions” to less than 5% of our gross income. These parameters could limit the use of swaps by us below the level that our Manager would otherwise consider optimal or may lead to the registration of our Manager and/or directors as a CPO, which will subject us to additional regulatory oversight, compliance and costs.
The diminished level of Agency participation in, and other changes in the role of the Agencies in, the mortgage market may adversely affect our business.
If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change, our ability to acquire Agency RMBS could be adversely affected. These developments could also materially and adversely impact our then existing Agency RMBS portfolio. We could be negatively affected in a number of ways depending on the manner in which related events unfold for the Agencies. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (e.g., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our then existing Agency RMBS could be materially and adversely impacted. A reduction in the supply of Agency RMBS could also negatively affect the pricing of our existing Agency RMBS. We rely on our Agency RMBS (as well as other assets) as collateral for our financings under our repurchase agreement borrowings. Any decline in their value, or perceived market uncertainty about their value, may make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets, and may increase the prices of Agency RMBS, thereby lowering the yields we would expect to receive on Agency RMBS that we purchase. In March 2013, the U.S. Federal Housing Finance Agency announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Currency (or, FMIC), to replace Fannie Mae and Freddie Mac once they wind down operations. In June 2013, in a draft bill entitled the “Secondary Mortgage Market Reform and Taxpayer Protection Act of 2013” it was proposed that the FMIC would be modeled after the Federal Deposit Insurance Corporation and provide catastrophic reinsurance in the secondary market for mortgage-backed securities. It would also take over multi-family guarantees as the existing portfolios of Fannie Mae and Freddie Mac are wound down by at least 15% annually until they are completely liquidated. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the Agencies and the securities issued or guaranteed by them. As a result, such laws could increase the risk of loss on our investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade. All of the foregoing could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
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
Our business strategy involves the use of borrowings.  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance the acquisition of additional investment assets. While certain of our lending and other transactional agreements may, in effect, limit the maximum amount of leverage that we may maintain, we are not required to maintain any particular minimum debt-to-equity ratio.  Weakness in the financial markets, the residential mortgage markets and the economy in general could adversely affect one or more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of our financing. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from our investments. Our financing costs will reduce cash available to pay dividends to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
We depend on repurchase agreements, and may in the future depend on the availability of securitizations (which we have previously accessed), resecuritizations, warehouse facilities and bank credit facilities (including term loans and revolving facilities) to finance our investments. Our inability to access such funding could have a material adverse effect on our results of operations, financial condition and business. We rely on short-term financing and thus are especially exposed to changes in the availability and cost of financing.
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
Changes in interest rates will affect our operating results as such changes will affect the interest we receive on our floating rate interest-bearing investments, the financing cost of our borrowings and the amount of interest we pay/receive on our Swaps, which we utilize for hedging purposes. Changes in interest rates may also affect borrower default rates, which may result in losses for us. See “Risks Related to Our Assets” below.
Interest rate caps on certain of the mortgages collateralizing certain of our RMBS may adversely affect our profitability on such investments.
The coupon interest rate on ARM-RMBS adjusts over time as interest rates change (typically after an initial fixed-rate period for Hybrids). However, the level of adjustment to the interest rates earned on our RMBS collateralized by ARMs is typically limited by contract or, in certain cases, by state or federal law. Interim and lifetime interest rate caps on the mortgages collateralizing our ARMs limit the amount by which the interest rates on such mortgages can adjust. Interim interest rate caps limit the amount interest rates on a particular ARM can adjust upward during the next adjustment period. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM. Our repurchase transactions are not subject to similar restrictions, as the financial markets primarily determine the interest rates that we pay on borrowings under repurchase agreements used to finance our RMBS. Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, the interest income we earn on RMBS collateralized by ARMs could be less than the interest expense incurred to finance such assets.
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
Certain of our financing facilities and other counterparty agreements contain covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.
Certain of our financing facilities and other counterparty agreements contain, or may contain in the future, restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings.
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
The covenants and restrictions in our current and future financing facilities and other counterparty agreements may restrict our ability to, among other things:

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
We have acquired and, based on our Manager’s assessment of market conditions, may continue to acquire residential mortgage loans with the intention of securitizing them and retaining all or a part of the securitized assets in our portfolio. To the extent that we securitize residential mortgage loans, we may hold the most junior certificates associated with a securitization and, with the adoption of the Risk Retention Rules, we now will be required to retain these certificates or other certificates in an amount and a manner that satisfies the Risk Retention Rules. As a holder of the most junior certificates, we are more exposed to losses on the portfolio investments because the interest we retain is subordinate to the more senior notes typically issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the more senior notes experience any losses. We cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to securitize our assets could hurt our performance and our ability to grow our business. See “Market Conditions and Our Strategy,” included under ITEM 7 of this annual report on Form 10-K.
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
Our portfolio is primarily comprised of Agency RMBS and non-Agency RMBS and to a lesser extent, mortgage loans, mortgage related assets and other investments. Over time, we may continue to diversify our portfolio to cover a broader range of other residential mortgage and mortgage related assets, including, but not limited to, additional residential mortgage loans, which we may source through bulk acquisitions of pools of whole loans originated by third parties, bonds-for-title, MSRs and excess MSRs. However, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our portfolio of assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure, or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of security, downturns relating generally to such region or type of security may result in defaults on a number of our assets within a short time period, which may reduce our net income and the value of our shares and accordingly reduce our ability to pay dividends to our stockholders. Difficult conditions in the markets for mortgages and mortgage-related assets as well as the broader financial markets have resulted in a significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in which we invest.
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
We focus primarily on investing in, financing and managing Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets or other real estate related assets in the U.S. In a normal yield curve environment, some of these types of assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for dividends to our stockholders.
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
We invest in Agency IO and Agency Inverse IO and may in the future invest in non-Agency IO and non-Agency Inverse IO, all of which are highly sensitive to prepayments and/or changes in interest rates. As the mortgages underlying an IO or Inverse IO are paid off, the future stream of interest on such securities is reduced. Faster prepayments than we anticipated on the underlying loans backing our IO and Inverse IO will have an adverse effect on our returns on these investments.
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
Residential mortgage loans are secured by one-to-four family and other residential properties and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by a residential property typically is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In addition, we invest in non-Agency RMBS, which are backed by residential real property but, in contrast to Agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. Government. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers.
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
We own mortgage assets secured either directly or indirectly by real estate. In addition, we own real estate directly acquired through our Seller Financing Program and may also acquire real estate as a result of a default of mortgage loans. Real estate investments are subject to various risks, including:

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
If any of these or similar events occur, it may reduce our return from an affected property or asset and reduce or eliminate our ability to pay dividends to our stockholders. In particular, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing our mortgage loans and mortgages collateralizing our non-Agency RMBS. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may have to pay for repairs due to the disasters. Borrowers may not repair their property or may stop paying their mortgages under those circumstances. This would likely cause defaults and credit loss severities to increase on our mortgage and mortgage related assets which, unlike our investments in Agency RMBS, are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or federally chartered corporation.
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
We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by it to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the contract/mortgage. We could experience losses associated with our warehouse line receivables should our Seller Financing Program counterparty default on the warehouse line, as we may have difficulty in taking possession of the properties and completing property improvements necessary to market the homes for sale. The warehouse line is collateralized by a pledge of the ownership interest in the equity of the warehouse counterparty which holds title to the real estate properties.
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
Allegations of deficiencies in foreclosure documentation and servicing and foreclosure practices by several large mortgage servicers have raised various concerns relating to foreclosure practices. As a result of these alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In addition, on February 9, 2012, a group consisting of state attorneys general and state bank and mortgage regulators in 49 states reached a settlement with the largest mortgage servicers regarding foreclosure practices in the states’ various jurisdictions. On January 7, 2013, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System announced a settlement with a number of mortgage servicers in lieu of continuing a foreclosure review process, under which borrowers who believed they were financially harmed by the foreclosure process in 2009 and 2010 were able to request an independent review of the process. The settlement, which includes funds for both direct payments to eligible borrowers and for other assistance such as loan modifications and forgiveness of deficiency judgments, ended the case-by-case reviews. Although servicers have generally ended their suspension of foreclosures, the processing of foreclosures continues to be slow in many states due to continuing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in the state foreclosure laws, court rules and proceedings and the pipeline of foreclosures resulting from these delays as well as the elevated level of foreclosures caused by the housing market downturn. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure or bankruptcy proceedings. We intend to continue to monitor and review the issues raised by the alleged improper foreclosure practices. We cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business and cannot assure you that these matters will not impair our performance and reduce the return on our investments.
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
If we decide to issue debt securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In September 2012, we issued 6,900,000 shares of Preferred Stock. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock. The issuance of additional shares of our common stock, including in connection with conversions of our outstanding Preferred Stock, or other future issuances of convertible securities, including outstanding options and warrants, or otherwise, will dilute the ownership interest of our common stockholders. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our Preferred Stock prohibits any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits which permit that: (i) Apollo and certain of its affiliates to collectively hold up to 25% of our common stock; (ii) certain private fund investors to collectively hold (a) up to the greater of 1,540,500 shares of our common stock or 15% of our common stock, and (b) up to 25% of our Preferred Stock, and; (iii) other private fund investors to collectively hold up to 20% of our Preferred Stock.
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
We have acquired and intend to continue to acquire non-Agency RMBS and residential whole loans at prices that reflect significant market discounts on their unpaid principal balances. In particular, we have purchased junior tranches of certain non-Agency RMBS in which our right to cash distributions is subordinated to that of the holders of the senior tranches. The senior tranches participate in the cash flow from the underlying loan assets and distributions on the junior tranches are generally made only after all required payments are made to holders of the senior tranches. The amount of the discount at which we have acquired such non-Agency RMBS will generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions. In addition, even if junior tranches of non-Agency RMBS that we hold continue to generate taxable income with no corresponding receipt of cash, we must continue to meet the REIT distribution requirements, which are based on our taxable income.
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
The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS

Revenue Procedure 2011-16 and IRS Revenue Procedure 2014-51 interpret the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.
The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. We expect that all or most of the mortgage loans that we acquire will be secured only by real property and no other property value is taken into account in our underwriting process. Accordingly, it is not contemplated that we will invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 and IRS Revenue Procedure 2014-51 should be applied to certain mortgage loans in our portfolio, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.
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
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2014, we were not involved in any legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All currency amounts are presented in thousands, except per share amounts or as otherwise noted.
Market Information
Our common stock is listed on the New York Stock Exchange (or, NYSE), under the symbol “AMTG.” On February 18, 2015, the last sales price for our common stock on the NYSE was $15.69 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2014 and 2013:

Year	Quarter End Date	High	Low
2014	December 31, 2014	$16.71	$15.44
	September 30, 2014	$17.00	$15.41
	June 30, 2014	$17.14	$15.60
	March 31, 2014	$17.50	$14.66
2013	December 31, 2013	$15.80	$14.24
	September 30, 2013	$16.65	$14.30
	June 30, 2013	$22.74	$15.78
	March 31, 2013	$23.11	$20.54
Holders
As of February 12, 2015, we had 131 registered holders of our common stock. The 131 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
We elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2011 and, as such, anticipate distributing annually at least 90% of our REIT taxable income. Although we may borrow funds to pay dividends, cash for such dividends is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our board of directors may deem relevant. From time to time a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2014, all of our common stock dividends were characterized as ordinary income to stockholders, as none were characterized as return of capital or capital gains. (See ITEM 1A and ITEM 7 of this annual report on Form 10-K for a discussion of factors which may adversely affect our ability to pay dividends and for information regarding the sources of funds used for dividends.)
In September 2012, we issued 6,900,000 shares of Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.00% (paid quarterly, in arrears) based on the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. No dividends may be paid on our common stock unless full cumulative dividends have been paid on the Preferred Stock, all of which have been paid to date. After September 20, 2017, we may, at our option, redeem the shares at $25.00 per share, plus any accrued unpaid distribution through the date of the redemption.

The following table presents information with respect to our common stock dividends declared during the years ended December 31, 2014 and December 31, 2013:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2014	December 18, 2014	December 31, 2014	January 30, 2015	$0.45
	September 17, 2014	September 30, 2014	October 31, 2014	$0.44
	June 19, 2014	June 30, 2014	July 31, 2014	$0.42
	March 13, 2014	March 31, 2014	April 30, 2014	$0.40
2013	December 18, 2013	December 31, 2013	January 31, 2014	$0.40
	September 19, 2013	September 30, 2013	October 31, 2013	$0.40
	June 17, 2013	June 28, 2013	July 31, 2013	$0.70
	March 18, 2013	March 28, 2013	April 30, 2013	$0.70
Direct Stock Purchase and Dividend Reinvestment Plan (Dollar amounts presented with respect to our Direct Stock Purchase and Dividend Reinvestment Plan are in whole dollars.)
In November 2012, we initiated a Direct Stock Purchase and Dividend Reinvestment Plan (or, the Stock Purchase Plan) to provide new investors and existing stockholders of our common stock with a convenient and economical way to purchase shares of our common stock. By participating in the Stock Purchase Plan, individuals may purchase additional shares of our common stock by reinvesting some or all of the cash dividends that they receive on their shares of our common stock. In addition, the Stock Purchase Plan permits participants to make optional cash investments of up to $10,000 per month, and, with our prior approval, optional cash investments in excess of $10,000 per month, for the purchase of additional shares of our common stock. We may, in the future, offer a discount from the market price of our common stock ranging from 0% to 5%, including the payment by us of applicable brokerage fees, pursuant to the dividend reinvestment or optional cash investment features of the Stock Purchase Plan, at our sole discretion.
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
Stock Repurchase Program
On November 6, 2013, our Board of Directors authorized a stock repurchase program (or, Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through December 31, 2014, we had not repurchased any shares of common stock under the Repurchase Program.

Stockholder Return Performance (Amounts presented with respect to Stockholder Return Performance are in whole dollars.)
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return on our common stock, the Russell 2000 Index (or, Russell 2000) and the SNL Finance REIT Index (or, SNL Finance REIT), a peer group index from July 22, 2011 (the day we commenced trading on the NYSE) to December 31, 2014. The graph assumes that $100 was invested on July 22, 2011 in our common stock, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph.

Stock Performance Graph
$175
$150
$125
$100
$75
$50
$25
$0
07/22/11
12/31/11
06/30/12
12/31/12
06/30/13
12/31/13
06/30/14
12/31/14
Apollo Residential Mortgage, Inc.
Russell 2000
SNL Finance REIT

	Period Ended
Index	7/22/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
Apollo Residential Mortgage, Inc.	$100.00	$83.43	$114.02	$130.43	$114.57	$108.35	$128.80	$128.39
Russell 2000	$100.00	$88.65	$96.21	$103.14	$119.50	$143.18	$147.75	$150.19
SNL Finance REIT(1)	$100.00	$93.66	$110.61	$112.48	$109.75	$108.63	$125.67	$124.40

(1)
As of December 31, 2014, the SNL Finance REIT Index was comprised of the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust; Capstead Mortgage Corporation; Cherry Hill Mortgage; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage; Five Oaks Investment Corp.; Hannon Armstrong Sustainable; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New Resdl Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Orchid Island Capital Inc.; Origen Financial, Inc.; Owens Realty Mortgage Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; United Development Fund IV; Western Asset Mortgage Capital Corporation; and Zais Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans
During 2011, we adopted the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, restricted stock units (or, RSUs) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock. (For further discussion of the LTIP, see Note 17 - Equity Award Plan to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
The following table presents certain information about the 2011 Plan as of December 31, 2014:

Award(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units	292,088	N/A(2)	1,279,056
Total	292,088	$—	1,279,056

(1)	All equity based compensation granted to date has been granted pursuant to the LTIP, which was approved by our sole stockholder prior to our IPO.

(2)
A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2014, 102,250 RSUs were vested and 189,838 RSUs were subject to time based vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Recent Purchases of Equity Securities
None.

ITEM 6.	Selected Financial Data
All currency figures are presented in thousands, except per share amounts or as otherwise noted.
The selected financial data set forth below has been derived from our audited consolidated financial statements. This information should be read in conjunction with ITEM 1, ITEM 7 and the audited consolidated financial statements and notes thereto included under ITEM 8 of this annual report on Form 10-K.

	For the Year Ended December 31,
Operating Data:	2014	2013	2012	For the Period from July 27, 2011 through December 31, 2011
Interest income	$154,177	$154,713	$94,369	$10,733
Interest expense	(30,386)	(27,602)	(14,631)	(1,138)
Net interest income	123,791	127,111	79,738	9,595
Realized gain/(loss) on sale of RMBS, net	(8,821)	(66,850)	39,817	885
Unrealized gain/(loss) on RMBS, net	91,290	(147,375)	100,402	2,482
Realized gain/(loss) on derivatives, net	(49,148)	9,203	(12,514)	(630)
Unrealized gain/(loss) on derivatives, net	(39,379)	50,373	(20,151)	(3,246)
Unrealized gain on securitized mortgage loans, net	1,683	3,950	—	—
Unrealized (loss) on mortgage loans, net	(9)	—	—	—
Unrealized (loss) on securitized debt, net	(124)	(954)	—	—
Unrealized gain/(loss) on other investment securities	(205)	335	—	—
Other, net	82	76	48	2
Operating expenses	(23,105)	(23,080)	(14,584)	(4,616)
Net income/(loss)	$96,055	$(47,211)	$172,756	$4,472
Preferred Stock dividends declared	(13,800)	(13,800)	(5,022)	—
Net income/(loss) allocable to common stock and participating securities	$82,255	$(61,011)	$167,734	$4,472
Earnings/(loss) per common share - basic and diluted	$2.55	$(2.02)	$8.36	$0.43
Dividends declared per share of common stock	$1.71	$2.20	$3.40	$0.30

	December 31,
Balance Sheet Data (at period end):	2014	2013	2012	2011
Agency pass-through RMBS	$2,243,946	$2,219,334	$3,572,168	$1,112,459
Agency Inverse Floater	$5,094	$—	$—	$—
Agency IO securities	$11,941	$44,425	$5,880	$7,884
Agency Inverse IO securities	$26,542	$26,778	$48,046	$7,783
Non-Agency RMBS	$1,468,109	$1,212,789	$605,197	$112,346
Securitized mortgage loans	$104,438	$110,984	$—	$—
Other investment securities	$34,228	$11,515	$—	$—
Mortgage loans held at fair value	$14,120	$—	$—	$—
Other investments	$40,561	$—	$—	$—
Derivative instruments - assets	$11,642	$53,315	$750	$—
Cash and cash equivalents	$114,443	$127,959	$149,576	$44,407
Total Assets	$4,348,053	$3,911,576	$4,487,921	$1,416,927
Borrowings under repurchase agreements	$3,402,327	$3,034,058	$3,654,436	$1,079,995
Non-recourse securitized debt	$34,176	$43,354	$—	$—
Derivative instruments - liabilities	$8,949	$4,610	$23,184	$3,481
Total Liabilities	$3,562,101	$3,153,975	$3,771,138	$1,212,341
Preferred Stock, liquidation preference	$172,500	$172,500	$172,500	$—
Total Stockholders’ Equity	$785,952	$757,601	$716,783	$204,586

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
At December 31, 2014, our portfolio was comprised of $2,287,523 of Agency RMBS (comprised of pass-through, IO, Inverse IO and Inverse Floater securities), $1,468,109 of non-Agency RMBS, $104,438 of securitized mortgage loans, and $88,909 of other mortgage and mortgage related assets. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (For information about our target assets, see “Investment Strategy” included under ITEM 1 of this annual report on Form 10-K.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of December 31, 2014, our derivatives included Swaps, Swaptions, and a Long TBA Contract.
Factors Impacting Our Operating Results
Our results of operations are driven by, among other things, our net interest income, changes in the market value of our investments and derivative instruments and, from time to time, realized gains and losses on the sale of our investments and termination of our derivative instruments. The supply and demand for RMBS and other mortgage assets in the market place, the terms and availability of financing for such assets, general economic and real estate conditions, the impact of U.S Government actions that impact the real estate and mortgage sector, and the credit performance of our credit sensitive investments impact our overall performance. Our net interest income varies primarily as a result of changes in market interest rates and the slope of the yield curve (i.e., the differential between long-term and short-term interest rates) and constant prepayment rates (or, CPR) on our RMBS. The CPR measures the amount of unscheduled principal prepayments on RMBS as a percentage of the principal balance, and includes the conditional repayment rate (or, CRR), which measures voluntary prepayments of mortgages collateralizing a particular RMBS and conditional default rates (or, CDR), which measures involuntary prepayments resulting from defaults of the underlying mortgage loans. CPRs vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In addition, our borrowing costs and available credit are further affected by the collateral pledged and general conditions in the credit market.
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS, Inverse IO and Inverse Floater securities and Long TBA Contracts to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities, securitized mortgage loans, mortgage loans and other investments. Such credit risk is associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such investments. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. The credit risk associated with our warehouse line receivable is mitigated by a pledge of substantially all the equity of the third-party borrower/guarantor, which borrower has legal title to the homes, BFT Contracts and mortgage loans that we finance on a warehouse line. To date we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk”, included under ITEM 7A of this annual report on Form 10-K.)
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at December 31, 2014, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Market Conditions and Our Strategy
General:
Long-term interest rates decreased during 2014 while short-term interest rates increased, causing the yield curve to flatten. Global price deflation and economic weakness were the primary catalysts for lower long term rates while short term rates moved higher, as the market anticipated that the Federal Reserve would raise interest rates in 2015. (See Table 1 below.)

The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year Treasury rate for each calendar quarter during the year ended December 31, 2014:

Table 1
	Max	Min	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year Treasury Rate				Ten-Year Swap Rate
December 31, 2014	2.43%	2.06%	2.27%	2.17%	2.61%	2.16%	2.40%	2.29%
September 30, 2014	2.64%	2.34%	2.49%	2.49%	2.76%	2.49%	2.62%	2.64%
June 30, 2014	2.81%	2.44%	2.61%	2.53%	2.92%	2.54%	2.72%	2.63%
March 31, 2014	3.03%	2.58%	2.76%	2.72%	3.09%	2.72%	2.87%	2.84%
	Two-Year Treasury Rate				Spread Between Two and Ten Year Treasury Rate
December 31, 2014	0.74%	0.31%	0.52%	0.67%	1.69%	1.75%	1.75%	1.5%
September 30, 2014	0.59%	0.41%	0.50%	0.57%	2.05%	1.93%	1.99%	1.92%
June 30, 2014	0.48%	0.33%	0.40%	0.46%	2.33%	2.11%	2.21%	2.07%
March 31, 2014	0.45%	0.29%	0.36%	0.42%	2.58%	2.29%	2.40%	2.30%
Investment Strategy:
During 2014, we continued to migrate our investment portfolio from Agency RMBS to non-Agency RMBS and other credit sensitive mortgage and mortgage related investments. We believe that this migration has reduced our overall exposure to changes in interest rates while increasing our sensitivity to credit risk.
The following table presents the composition of our investment portfolio as a percentage of total investments as of December 31, 2014 and December 31, 2013:

Table 2	December 31, 2014	December 31, 2013
Agency pass-through RMBS	56.8%	61.2%
Agency Inverse Floater	0.1%	—%
Agency IO and Agency Inverse IO	1.0%	1.9%
Total Agency RMBS	57.9%	63.1%

Non-Agency RMBS	37.2%	33.5%
Securitized mortgage loans	2.6%	3.1%
Mortgage loans held at fair value	0.4%	—%
Other investments	1.0%	—%
Other investment securities (1)	0.9%	0.3%
Total credit investments	42.1%	36.9%
Total	100.0%	100.0%

(1)
At December 31, 2014, other investment securities were comprised of investments in a Freddie Mac Structured Agency Credit Risk debt note (or, STACR Note) and SBC-MBS. At December 31, 2013, other investment securities were comprised of investments in a STACR Note.

Agency RMBS Portfolio/Interest Rate Hedges:
For 2014, our Agency RMBS portfolio experienced a fair value weighted CPR of 6.6%, comprised of 6.5% CPR on Agency pass-through securities and 9.6% on Agency IO and Agency Inverse IO securities, in the aggregate. During 2014, the maximum average monthly CPR of our Agency RMBS was experienced in July 2014, with an overall Agency CPR of 8.3% comprised of 8.2% on Agency pass-through securities and 12.3% on Agency IO and Agency Inverse IO securities in the aggregate.

The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at December 31, 2014 and December 31, 2013:

Table 3	December 31, 2014		December 31, 2013
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Mortgages:
3.5% Coupon	$515,628	$169	$301,068	$(21,883)
4.0% Coupon	$1,256,724	$399	$1,602,080	$(77,499)
4.5% & 5.0% Coupons	$366,472	$4,256	$250,136	$(3,257)
	$2,138,824	$4,824	$2,153,284	$(102,639)
15 Year Mortgages:
3.0% Coupon	$—	$—	$53,711	$(401)
ARMs	$105,122	$(153)	$12,339	$(62)
Agency Inverse Floater	$5,094	$145	$—	$—
Agency IO	$11,941	$(7)	$44,425	$2,904
Agency Inverse IO	$26,542	$53	$26,778	$(895)
Total Agency RMBS	$2,287,523	$4,862	$2,290,537	$(101,093)
The following table presents information with respect to our Swaps and Swaptions at December 31, 2014 and December 31, 2013:

Table 4	December 31, 2014	December 31, 2013
Swaps:
Notional amount	$1,687,000	$1,587,000
Estimated fair value	$594	$35,525
Unrealized gain/(loss), net	$(34,931)	$58,708
Weighted average fixed pay rate	1.43%	1.34%
Weighted average months to maturity	52	60

Swaptions:
Notional amount	$1,250,000	$1,375,000
Estimated fair value	$1,555	$12,430
Unrealized gain/(loss), net	(4,242)	(9,085)
Weighted average term to expiration (months)	5	5
Weighted average underlying Swap term (months)	112	120
Weighted average underlying Swap fixed pay rate	3.53%	3.64%
Credit Investments:
Despite some fluctuations during 2014, yields available on non-Agency RMBS in the market place generally trended lower during 2014, as market valuations, which move inversely with yields, for such bonds generally trended upward in 2014. We believe non-Agency valuations continue to be supported by market technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which factors support positive future performance with respect to borrower defaults and loss severities on liquidated properties. Our non-Agency RMBS performed well over 2014, as we experienced stable voluntary prepayments and defaults continued to decrease. During 2014, we transferred $29.1 million, net from credit reserve to accretable discount on our non-Agency RMBS, which is net of other-than-temporary impairments (or, OTTI) recognized. These transfers reflect the positive impact on our non-Agency RMBS from home price appreciation and the improving U.S. economy. We expect the impact of these transfers to be reflected in future interest income on non-Agency RMBS. During 2014, we continued to shift our investment allocation to credit sensitive assets, investing $464,419 in non-Agency RMBS with a weighted average unlevered yield of 4.43% and we purchased a pool of 63 mortgage loans for $14,120 with an unpaid principal balance of approximately $17,645, of which 71.8% were current, 19.4% were 30 days delinquent, 3.8% were 60 days delinquent and 5.0% were over 90 days past due or in bankruptcy or foreclosure. (See Table 29 included under ITEM 7A of this annual report on Form 10-K.) At December 31, 2014, approximately 64.1% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis and approximately 35.9% were securities on which we currently receive only interest payments and will generally receive principal after the more senior securities in the capital structure are paid off.
As of December 31, 2014, we had: (a) $28,639 of advances outstanding under a warehouse line; (b) $9,616 of legal title to real estate subject to BFT Contracts; and (c) $2,306 of mortgage loans, all of which were related to our Seller Financing Program. Warehouse advances we make are used by a third-party borrower to fund the acquisition of single-family homes primarily located in the southeastern U.S. We view our Seller Financing Program as a way to gain exposure to residential real estate and as a complement to our strategy of acquiring non-Agency RMBS.
We anticipate that we will purchase BFT Contracts and/or mortgage loans originated in connection with the Seller Financing Program over time. This investment strategy is in its early stages, and our ultimate investment in BFT Contracts and/or mortgage loans through this program will be dependent on, among other things, market conditions, including our ability to obtain leverage on such assets under favorable terms, and the ability of one or more of our counterparties to efficiently and economically purchase, rehabilitate and sell such properties to individuals. In addition, given that such investments are less liquid than non-Agency securities, we will continue to grow the program at a measured pace.
During 2014, we purchased $24,838 of SBC-MBS, with a weighted average purchase price of 87.85% of par value; at December 31, 2014, these securities had a weighted average unlevered yield of 5.17%. We view the credit and collateral attributes of SBC-MBS as being similar to those of our non-Agency RMBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity.
Leverage and Borrowing Facilities:
Our average debt-to-equity multiple during 2014 was 3.84 times compared to 4.45 times for 2013. A portion of the decrease in our leverage reflects our shift in equity to non-Agency RMBS from Agency RMBS, as we employ less leverage when we finance non-Agency RMBS.
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
In September 2014, the SEC adopted rules substantially revising Regulation AB requirements regarding the offering process, disclosure and reporting for publicly-issued asset-backed securities (or, Enhanced Disclosure Rules). Among other things, publicly-issued asset-backed securities transactions issued after the effective date of the Enhanced Disclosure Rules will have enhanced asset-level disclosure on an ongoing basis and requirements for a review of underlying assets by an independent asset representations reviewer if certain trigger events occur. In addition, the SEC has not yet acted on certain rules initially proposed in April 2010 and re-proposed in July 2011 that would make the Enhanced Disclosure Rules applicable to private offerings issued in reliance on Rule 144A or Rule 506 of Regulation D at the request of the investor.
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
In October 2014, the Federal Deposit Insurance Corporation, the FHFA, the Office of the Comptroller of the Currency, the SEC, the Federal Reserve System and the Department of Housing and Urban Development adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act for asset-backed securities (or, Risk Retention Rules). As required by the Dodd-Frank Act, the Risk Retention Rules generally require “securitizers” to retain not less than 5% of the credit risk of the mortgage loans securitized. The Risk Retention Rules applicable to RMBS will not become effective until December 24, 2015.
It remains unclear which, if any, of the currently proposed legislation or initiatives will be enacted, and, if any legislation or initiatives are enacted, what the impact of such legislation or initiatives will be. For a discussion of additional risks relating to our business, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Borrowings:
Borrowings under repurchase agreements remained readily available from an increasing number of counterparties for repurchase agreements collateralized by Agency RMBS, non-Agency RMBS and residential whole loans. Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.
Results of Operations
Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
General
For the year ended December 31, 2014, we had net income allocable to common stock and participating securities of $82,255 or $2.55 per basic and diluted common share, compared to a net loss allocable to common and participating securities of $(61,011) and $(2.02) per basic and diluted common share for the year ended December 31, 2013. Our results of operations for the year ended December 31, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the realized and unrealized gains on our derivative instruments and non-Agency RMBS.
Net Interest Income
For the year ended December 31, 2014 and December 31, 2013, we earned interest income of $154,177 and $154,713, respectively, and incurred interest expense, which was primarily related to our borrowings under repurchase agreements, of approximately $30,386 and $27,602, respectively. This increase in our interest expense reflects the increase in our cost of funds to 0.99% for 2014, from 0.79% for 2013. This increase in our weighted average borrowing rate reflects higher borrowing rates associated with our portfolio shift toward credit sensitive investments, which borrowings bear higher interest rates compared to borrowing rates on Agency RMBS.
The yield on our Agency RMBS increased to 3.04% for 2014 from 2.92% for 2013, primarily reflecting our migration to Agency RMBS with lower purchase premiums during 2014. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. Investments in non-Agency RMBS made during 2014 generally generated lower yields than the yields on non-Agency RMBS previously purchased, reflecting the general appreciation of non-Agency RMBS in the market during 2014. Changes in the performance, or performance expectations, of our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
We had an interest rate spread and net interest margin of 3.29% and 3.39% for the year ended December 31, 2014, respectively, compared to 3.02% to 3.13%, respectively, for the year ended December 31, 2013. (Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets.) Over the course of 2014, our interest rate spread and net interest margin increased, generally reflecting our shift in investment allocation from Agency RMBS to non-Agency RMBS. The net interest rate spread and net interest margin do not reflect the total return on equity allocated to investment types, which is significantly impacted by the amount of leverage we use to finance our investments. We are generally able to utilize greater leverage on Agency RMBS than on non-Agency RMBS and other mortgage assets, as Agency RMBS are not viewed as having credit risk and are generally more liquid than non-Agency RMBS and other mortgage assets. Therefore, when making investment decisions we consider, among other things, the relative return on equity for each investment opportunity. Returns on investments will vary over time based on market conditions at the time of purchase and changes in such conditions thereafter. The impact of our Swaps is not reflected in our net interest rate spread and net interest margin, as we have not elected hedge accounting for our derivative instruments. However, when making investment decisions, we consider our “effective cost of borrowings,” which non-GAAP measure includes the net interest component of our Swaps. (See Tables 5, 6, 7, 10, 21, 23, 24 and 25 below.)

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the years ended December 31, 2014 and December 31, 2013:

Table 5	For the Year Ended December 31, 2014
	Agency RMBS	Non-Agency RMBS and Other Credit Investments(1)	Securitized Mortgage Loans	Total
Average balance(2)	$2,203,434	$1,297,019	$101,354	$3,601,807
Total interest income	$67,030	$79,247	$7,900	$154,177
Yield on average assets	3.04%	6.11%	7.79%	4.28%
Average balance of associated repurchase agreements	$1,932,424	$1,029,761	$29,736	$2,991,921
Average balance of securitized debt(3)	$—	$—	$37,886	$37,886
Total interest expense	$6,977	$21,162	$2,247	$30,386
Average cost of funds(4)(5)	0.36%	2.03%	3.28%	0.99%
Net interest income	$60,053	$58,085	$5,653	$123,791
Net interest rate spread	2.68%	4.08%	4.51%	3.29%
Total interest expense including net interest cost of Swaps(6)	$26,536	$21,162	$2,800	$50,498
Effective cost of funds(6)	1.35%	2.03%	4.08%	1.64%
Net interest income including net interest cost of Swaps	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread(6)	1.69%	4.08%	3.71%	2.64%

	For the Year Ended December 31, 2013
	Agency RMBS	Non-Agency RMBS and Other Credit Investments(1)	Securitized Mortgage Loans	Total
Average balance(2)	$3,176,294	$783,195	$99,020	$4,058,509
Total interest income	$92,729	$53,717	$8,267	$154,713
Yield on average assets	2.92%	6.86%	8.35%	3.81%
Average balance of associated repurchase agreements	$2,803,094	$631,983	$24,237	$3,459,314
Average balance of securitized debt(3)	$—	$—	$41,998	$41,998
Total interest expense	$12,189	$13,110	$2,303	$27,602
Average cost of funds(4)(5)	0.43%	2.07%	3.48%	0.79%
Net interest income	$80,540	$40,607	$5,964	$127,111
Net interest rate spread	2.49%	4.79%	4.87%	3.02%
Total interest expense including net interest cost of Swaps(6)	$33,767	$13,110	$2,759	$49,636
Effective cost of funds(6)	1.20%	2.07%	4.17%	1.42%
Net interest income including net interest cost of Swaps	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread(6)	1.71%	4.79%	4.18%	2.39%

(1)	Other credit investments includes other investment securities, other investments, and mortgage loans.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(5)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statement of operations.

(6)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by one of the subordinate securities that we retained in the securitization transaction. These subordinate bonds do not appear on our financial statements, as they were eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

As of December 31, 2014, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to four months with haircut requirements ranging from 3.0% to 5.3% and financing rates from 0.32% to 0.39%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 24 months with haircut requirements ranging from 10.0% to 45.0% and financing rates from 1.16% to 2.59%; and our repurchase borrowings collateralized by residential whole loans had initials terms up to four months and haircut requirements ranging from 35.0% to 40.0% and financing rates from 2.67% to 2.92%.
The following table presents certain information regarding our investment portfolio and borrowings for the quarterly periods presented:

Table 6
Quarterly Period Ended:	Average Balances(1)	Total Interest Income	Weighted Average CPR	Yield on Average Assets	Average Balance of Borrowings(2)	Total Interest Expense	Average Cost of Funds(3)(4)	Net Interest Income	Net Interest Rate Spread
December 31, 2014
Agency RMBS	$2,239,978	$16,951	6.80%	3.03%	$2,026,498	$1,775	0.34%	$15,176	2.69%
Non-Agency RMBS and other credit investments(5)	1,415,349	20,506	4.45%	5.80%	1,118,972	5,572	1.95%	14,934	3.85%
Securitized mortgage loans	98,191	1,857	1.73%	7.56%	67,286	553	3.22%	1,304	4.34%
Total	$3,753,518	$39,314	5.78%	4.19%	$3,212,756	$7,900	0.96%	$31,414	3.23%
September 30, 2014
Agency RMBS	$2,146,535	$16,563	8.00%	3.09%	$1,890,885	$1,629	0.34%	$14,934	2.75%
Non-Agency RMBS and other credit investments(5)	1,366,642	20,108	4.71%	5.89%	1,078,454	5,541	2.01%	14,567	3.88%
Securitized mortgage loans	98,978	1,871	2.79%	7.56%	65,631	538	3.21%	1,333	4.35%
Total	$3,612,155	$38,542	6.61%	4.27%	$3,034,970	$7,708	0.99%	$30,834	3.28%
June 30, 2014
Agency RMBS	$2,150,645	$16,356	6.70%	3.04%	$1,866,797	$1,688	0.36%	$14,668	2.68%
Non-Agency RMBS and other credit investments(5)	1,273,563	19,858	4.22%	6.24%	1,004,942	5,254	2.07%	14,604	4.17%
Securitized mortgage loans	102,062	1,927	4.83%	7.55%	67,676	568	3.32%	1,359	4.23%
Total	$3,526,270	$38,141	5.75%	4.33%	$2,939,415	$7,510	1.01%	$30,631	3.32%
March 31, 2014
Agency RMBS	$2,277,618	$17,159	4.90%	3.01%	$1,945,140	$1,886	0.39%	$15,273	2.62%
Non-Agency RMBS and other credit investments(5)	1,128,447	18,775	3.49%	6.66%	913,808	4,795	2.10%	13,980	4.56%
Securitized mortgage loans	106,300	2,246	2.33%	8.45%	69,947	587	3.36%	1,659	5.09%
Total	$3,512,365	$38,180	4.37%	4.35%	$2,928,895	$7,268	0.99%	$30,912	3.36%

December 31, 2013
Agency RMBS	$2,401,550	$20,546	4.90%	3.42%	$2,039,398	$2,224	0.43%	$18,322	2.99%
Non-Agency RMBS and other credit investments(5)	1,090,158	17,861	4.00%	6.55%	884,853	4,499	1.99%	13,362	4.56%
Securitized mortgage loans	108,772	2,313	5.70%	8.51%	71,282	635	3.49%	1,678	5.02%
Total	$3,600,480	$40,720	4.65%	4.52%	$2,995,533	$7,358	0.96%	$33,362	3.56%
September 30, 2013
Agency RMBS	$2,546,622	$16,943	6.70%	2.60%	$2,203,256	$2,358	0.42%	$14,585	2.18%
Non-Agency RMBS and other credit investments(5)	911,056	15,149	4.97%	6.51%	736,941	3,798	2.04%	11,351	4.47%
Securitized mortgage loans	110,049	2,324	1.53%	8.26%	73,175	633	3.43%	1,691	4.83%
Total	$3,567,727	$34,416	6.10%	3.77%	$3,013,372	$6,789	0.89%	$27,627	2.88%
(Table 6 and notes continued on next page.)

(Table 6 continued.)

Quarterly Period Ended:	Average Balances(1)	Total Interest Income	Weighted Average CPR	Yield on Average Assets	Average Balance of Borrowings(2)	Total Interest Expense	Average Cost of Funds(3)(4)	Net Interest Income	Net Interest Rate Spread
June 30, 2013
Agency RMBS	$4,167,139	$28,388	7.10%	2.69%	$3,762,949	$4,048	0.43%	$24,340	2.26%
Non-Agency RMBS	589,969	10,644	4.28%	7.14%	470,514	2,541	2.17%	8,103	4.97%
Securitized mortgage loans	111,257	2,297	1.41%	8.16%	75,407	648	3.45%	1,649	4.71%
Total	$4,868,365	$41,329	6.63%	3.36%	$4,308,870	$7,237	0.67%	$34,092	2.69%
March 31, 2013
Agency RMBS	$3,621,734	$26,853	7.00%	2.97%	$3,226,408	$3,558	0.45%	$23,295	2.52%
Non-Agency RMBS	534,083	10,061	2.83%	7.54%	427,504	2,271	2.15%	7,790	5.39%
Securitized mortgage loans	65,099	1,333	2.54%	8.19%	44,459	388	3.54%	945	4.65%
Total	$4,220,916	$38,247	6.40%	3.62%	$3,698,371	$6,217	0.68%	$32,030	2.94%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Reflects average unpaid balance of borrowings under repurchase agreements and securitized debt.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions, as we have not elected to apply hedge accounting. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

(5)	Other credit investments includes other investment securities, other investments, and mortgage loans.
The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2014, and December 31, 2013 and the respective effective cost of funds for the periods presented:

Table 7	For the Year Ended December 31,
	2014		2013
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.36%	1.35%	0.43%	1.20%
Non-Agency RMBS and other credit investments(2)	2.03	2.03	2.07	2.07
Securitized mortgage loans(3)	3.28	4.08	3.48	4.17
Total	0.99%	1.64%	0.79%	1.42%

(1)
The effective cost of funds for the periods presented include interest expense for the periods and the net interest component for Swaps during the periods of $20,112 and $22,034, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)
At December 31, 2014, other credit investments were comprised of investments in a STACR Note, SBC-MBS, mortgage loans and other investments. At December 31, 2013, other credit investments were comprised of investments in a STACR Note.

(3)
Securitized mortgage loans, in effect, collateralize our securitized debt and repurchase agreement borrowings that are collateralized by the non-Agency RMBS that were retained in our February 2013 securitization transaction. The non-Agency RMBS that we retained in the securitization were eliminated in consolidation, such that we consider that the securitized mortgage loans as indirectly collateralizing such repurchase agreements.

The repurchase borrowings associated with non-Agency RMBS that were legally retained in connection with our securitization are included with the cost of funds for our securitized mortgage loans.

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the years ended December 31, 2014 and December 31, 2013:

Table 8	For the Year Ended December 31,
Components of Gain/(Loss) on Derivative Instruments	2014	2013
Net interest (payments/accruals) on Swaps(1)	$(20,112)	$(22,034)
Gain on the termination of Swaps, net(1)	—	24,119
Gain/(loss) on the termination and expiration of Swaptions, net(1)	(22,502)	6,837
Gain/(loss) on settlement of TBA Contracts, net(1)	(6,534)	281
Change in fair value of Swaps(2)	(34,931)	58,708
Change in fair value of Swaptions(2)	(4,242)	(9,085)
Change in fair value of TBA Contracts(2)	(206)	750
Total	$(88,527)	$59,576

(1)	Amounts are realized.

(2)	Amounts are unrealized.
At December 31, 2014, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and weighted average term to maturity of 4.4 years. At December 31, 2014, our Swaptions had an aggregate notional amount of $1,250,000 and a weighted average term of five months until expiration; Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.53% and a weighted average term of 9.4 years.
We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at December 31, 2014 and December 31, 2013, see Note 13 - Derivative Instruments to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at December 31, 2014 and December 31, 2013:

Table 9	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$9,543	$1,007,000	$40,135
Swaptions - assets	1,250,000	1,555	1,375,000	12,430
Swaps - (liabilities)	730,000	(8,949)	580,000	(4,610)
Long TBA Contracts - assets	100,000	544	—	—
Short TBA Contracts - assets	—	—	400,000	750
Total derivative instruments, net	$3,037,000	$2,693	$3,362,000	$48,705

The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the annual and quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Securitized Debt Collateralized by Securitized Mortgage Loans	Total
Year Ended December 31, 2014
Effective interest expense	$26,536	$21,162	$2,800	$50,498
Effective cost of funds	1.35%	2.03%	4.08%	1.64%
Effective net interest income	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread	1.69%	4.08%	3.71%	2.64%
Year Ended December 31, 2013
Effective interest expense	$33,767	$13,110	$2,759	$49,636
Effective cost of funds	1.20%	2.07%	4.17%	1.42%
Effective net interest income	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread	1.71%	4.79%	4.18%	2.39%
Quarterly Period Ended December 31, 2014
Effective interest expense	$6,749	$5,572	$692	$13,013
Effective cost of funds	1.30%	1.95%	4.02%	1.58%
Effective net interest income	$10,202	$14,934	$1,165	$26,301
Effective net interest rate spread	1.72%	3.85%	3.54%	2.60%
Quarterly Period Ended September 30, 2014
Effective interest expense	$6,617	$5,541	$678	$12,836
Effective cost of funds	1.37%	2.01%	4.04%	1.65%
Effective net interest income	$9,946	$14,567	$1,193	$25,706
Effective net interest rate spread	1.72%	3.88%	3.52%	2.62%
Quarterly Period Ended June 30, 2014
Effective interest expense	$6,631	$5,254	$706	$12,591
Effective cost of funds	1.41%	2.07%	4.13%	1.69%
Effective net interest income	$9,725	$14,604	$1,221	$25,550
Effective net interest rate spread	1.63%	4.17%	3.42%	2.64%
Quarterly Period Ended March 31, 2014
Effective interest expense	$6,539	$4,795	$723	$12,057
Effective cost of funds	1.34%	2.10%	4.13%	1.65%
Effective net interest income	$10,620	$13,980	$1,523	$26,123
Effective net interest rate spread	1.67%	4.56%	4.32%	2.70%
Quarterly Period Ended December 31, 2013
Effective interest expense	$6,651	$4,499	$772	$11,922
Effective cost of funds	1.28%	1.99%	4.24%	1.56%
Effective net interest income	$13,895	$13,362	$1,541	$28,798
Effective net interest rate spread	2.15%	4.56%	4.27%	2.97%
Quarterly Period Ended September 30, 2013
Effective interest expense	$9,118	$3,799	$766	$13,683
Effective cost of funds	1.64%	2.04%	4.15%	1.80%
Effective net interest income	$7,825	$11,350	$1,558	$20,733
Effective net interest rate spread	0.96%	4.45%	4.12%	1.97%
(Table 10 and notes continued on next page.)

(Table 10 - continued.)	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency and Other Credit Investments(1)	Securitized Debt Collateralized by Securitized Mortgage Loans	Total
Quarterly Period Ended June 30, 2013
Effective interest expense	$10,352	$2,541	$781	$13,674
Effective cost of funds	1.10%	2.17%	4.15%	1.27%
Effective net interest income	$18,036	$8,103	$1,516	$27,655
Effective net interest rate spread	1.59%	4.97%	4.01%	2.09%
Quarterly Period Ended March 31, 2013
Effective interest expense	$7,646	$2,271	$439	$10,356
Effective cost of funds	0.96%	2.15%	4.00%	1.14%
Effective net interest income	$19,207	$7,790	$894	$27,891
Effective net interest rate spread	2.00%	5.38%	4.19%	2.48%

(1)
Other credit investments presented were comprised of investments in a STACR Note, SBC-MBS, mortgage loans and other investments at December 31, 2014. At December 31, 2013, other credit investments were comprised of investments in a STACR Note. We had no other credit investments prior to the quarterly period ended December 31, 2013.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the years ended December 31, 2014 and 2013, we sold Agency RMBS of $1,555,100 and $3,529,336, respectively, realizing net losses of $(19,282) and $(81,504), respectively, and sold non-Agency RMBS of $112,841 and $94,307, respectively, realizing net gains of $10,461 and $14,654, respectively. During 2014, as we identified attractive investment opportunities in non-Agency RMBS, we sold Agency RMBS and reinvested such capital in non-Agency RMBS. The substantial majority of our RMBS sales during the year ended December 31, 2013 were made during the second quarter and were comprised primarily of sales of Agency RMBS, as we repositioned our portfolio in connection with the significant volatility in the fixed income market. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may sell Agency and/or non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime, Alt-A and Option ARM mortgage loans.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, pools of mortgage loans we purchased, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our assets and liabilities carried at fair value for the years ended December 31, 2014 and December 31, 2013:

Table 11	For the Year Ended December 31,
	2014	2013
Realized (loss) on sale of RMBS, net	$(8,821)	$(66,850)
Unrealized gain/(loss) on RMBS, net	91,290	(147,375)
Unrealized gain/(loss) on other investment securities	(205)	335
Unrealized gain on securitized mortgage loans	1,683	3,950
Unrealized (loss) on securitized debt	(124)	(954)
Unrealized (loss) on mortgage loans carried at fair value	(9)	—
Total	$83,814	$(210,894)
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our CFO/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $11,905 and $11,501 for the years ended December 31, 2014 and December 31, 2013, respectively. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. During 2014, we incurred higher legal expenses in connection with our new business initiatives. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect that additional costs may be incurred for additional legal work, diligence, and credit analysis.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $11,200 and $11,579 for the years ended December 31, 2014 and December 31, 2013, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 15 - Commitments and Contingencies to the consolidated financial statements included under ITEM 8 of this annual report Form 10-K.
Results of Operations
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
General
For the year ended December 31, 2013, we had a net loss allocable to common stock and participating securities of $(61,011) or $(2.02) per basic and diluted common share, compared to net income allocable to common and participating securities of $167,734 and $8.36 per basic and diluted common share for the year ended December 31, 2012. Our results of operations for the year ended December 31, 2013 were significantly impacted by steep declines in the value of our Agency RMBS portfolio, some of which were realized through sales, which were partially offset by increases in the realized and unrealized gains on our derivative instruments and non-Agency RMBS. Our results for the year ended December 31, 2012 were positively impacted by significant increases in the value of our Agency RMBS, some of which were realized through sales, which income was partially offset by decreases in the value of our derivatives.
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
The yield on our Agency RMBS increased to 2.92% for 2013 from 2.64% for 2012, primarily reflecting our migration to higher coupon bonds during 2013. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. Investments in non-Agency RMBS made during 2013 generally generated lower yields than the yields on non-Agency RMBS previously purchased, reflecting the general increase in valuations in the non-Agency RMBS market during 2013. Changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
We had an interest rate spread and net interest margin of 3.02% and 3.13% for the year ended December 31, 2013, respectively, compared to 2.83% and 2.96%, respectively, for the year ended December 31, 2012. (Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets.) Over the course of 2013, our interest rate spread and net interest margin increased, generally reflecting our shift in investment allocation from Agency RMBS to non-Agency RMBS. The net interest rate spread and net interest margin do not reflect the total return on equity allocated to investment types, which is significantly impacted by the amount of leverage we use to finance our investments. We are generally able to utilize greater leverage on Agency RMBS than on non-Agency RMBS. Therefore, when making investment decisions we consider, among other things, the relative return on equity for each investment opportunity. Returns on investments will vary overtime based on market conditions at the time of purchase and changes in such conditions thereafter. The impact of our Swaps is not reflected in our net interest rate spread and net interest margin, as we have not elected hedge accounting for our derivative instruments. However, when making investment decisions, we consider our “effective cost of borrowings”, which non-GAAP measure includes the net interest component of our Swaps.
The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the years ended December 31, 2013 and December 31, 2012:

Table 12	For the Year Ended December 31,
	2013					2012
	Agency RMBS	Non-Agency RMBS and Other Credit Investments(1)	Securitized Mortgage Loans		Total	Agency RMBS	Non-Agency RMBS	Total
Average balance(2)	$3,176,294	$783,195	$99,020		$4,058,509	$2,345,193	$348,333	$2,693,526
Total interest income	$92,729	$53,717	$8,267		$154,713	$63,052	$31,317	$94,369
Yield on average assets	2.92%	6.86%	8.35%		3.81%	2.64%	8.84%	3.45%
Average balance of associated repurchase agreements	$2,803,094	$631,983	$24,237		$3,459,314	$2,122,914	$254,517	$2,377,431
Average balance of securitized debt	$—	$—	$41,998		$41,998	$—	$—	$—
Total interest expense	$12,189	$13,110	$2,303		$27,602	$9,232	$5,399	$14,631
Average cost of funds(3)(4)	0.43%	2.07%	3.48%	(5)	0.79%	0.43%	2.12%	0.61%
Net interest income	$80,540	$40,607	$5,964		$127,111	$53,820	$25,918	$79,738
Net interest rate spread	2.49%	4.79%	4.87%		3.02%	2.21%	6.72%	2.83%
Total interest expense including net interest cost of Swaps(5)	$33,767	$13,110	$2,759		$49,636	$17,037	$5,399	$22,436
Effective cost of funds(5)	1.20%	2.07%	4.17%		1.42%	0.80%	2.12%	0.94%
Net interest income including net interest cost of Swaps	$58,962	$40,607	$5,508		$105,077	$46,015	$25,918	$71,933
Effective net interest rate spread(5)	1.71%	4.79%	4.18%		2.39%	1.84%	6.72%	2.50%

(1)	At December 31, 2013, other credit investments were comprised of investments in a STACR Note.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

The following table presents certain information regarding our investment portfolio and borrowings for the quarterly periods presented:

Table 13
Quarterly Period Ended:	Average Balances(1)	Total Interest Income	Weighted Average CPR	Yield on Average Assets	Average Balance of Borrowings(2)	Total Interest Expense	Average Cost of Funds(3)(4)	Net Interest Income	Net Interest Rate Spread
December 31, 2013
Agency RMBS	$2,401,550	$20,546	4.90%	3.42%	$2,039,398	$2,224	0.43%	$18,322	2.99%
Non-Agency RMBS and Other Investments(5)	1,090,158	17,861	4.00%	6.55%	884,853	4,499	1.99%	13,362	4.56%
Securitized Mortgage Loans	108,772	2,313	5.70%	8.51%	71,282	635	3.49%	1,678	5.02%
Total	$3,600,480	$40,720	4.65%	4.52%	$2,995,533	$7,358	0.96%	$33,362	3.56%
September 30, 2013
Agency RMBS	$2,546,622	$16,943	6.70%	2.60%	$2,203,256	$2,358	0.42%	$14,585	2.18%
Non-Agency RMBS and Other Investments(5)	911,056	15,149	4.97%	6.51%	736,941	3,798	2.04%	11,351	4.47%
Securitized Mortgage Loans	110,049	2,324	1.53%	8.26%	73,175	633	3.43%	1,691	4.83%
Total	$3,567,727	$34,416	6.10%	3.77%	$3,013,372	$6,789	0.89%	$27,627	2.88%
June 30, 2013
Agency RMBS	$4,167,139	$28,388	7.10%	2.69%	$3,762,949	$4,048	0.43%	$24,340	2.26%
Non-Agency RMBS	589,969	10,644	4.28%	7.14%	470,514	2,541	2.17%	8,103	4.97%
Securitized Mortgage Loans	111,257	2,297	1.41%	8.16%	75,407	648	3.45%	1,649	4.71%
Total	$4,868,365	$41,329	6.63%	3.36%	$4,308,870	$7,237	0.67%	$34,092	2.69%
March 31, 2013
Agency RMBS	$3,621,734	$26,853	7.00%	2.97%	$3,226,408	$3,558	0.45%	$23,295	2.52%
Non-Agency RMBS	534,083	10,061	2.83%	7.54%	427,504	2,271	2.15%	7,790	5.39%
Securitized Mortgage Loans	65,099	1,333	2.54%	8.19%	44,459	388	3.54%	945	4.65%
Total	$4,220,916	$38,247	6.40%	3.62%	$3,698,371	$6,217	0.68%	$32,030	2.94%

December 31, 2012
Agency RMBS	$3,531,012	$23,267	5.80%	2.58%	$3,184,479	$3,840	0.48%	$19,427	2.10%
Non-Agency RMBS	546,752	10,311	2.72%	7.38%	417,428	2,270	2.16%	8,041	5.22%
Total	$4,077,764	$33,578	5.39%	3.22%	$3,601,907	$6,110	0.67%	$27,468	2.55%
September 30, 2012
Agency RMBS	$2,624,211	$17,406	5.20%	2.60%	$2,312,870	$2,579	0.44%	$14,827	2.15%
Non-Agency RMBS	430,337	9,032	3.40%	8.21%	312,185	1,710	2.17%	7,322	6.04%
Total	$3,054,548	$26,438	4.95%	3.39%	$2,625,055	$4,289	0.65%	$22,149	2.74%
June 30, 2012
Agency RMBS	$2,362,290	$14,015	3.70%	2.35%	$1,995,103	$1,913	0.38%	$12,102	1.96%
Non-Agency RMBS	274,200	7,975	3.30%	11.51%	197,765	958	1.94%	7,017	9.56%
Total	$2,636,490	$21,990	3.66%	3.30%	$2,192,868	$2,871	0.53%	$19,119	2.77%
March 31, 2012
Agency RMBS	$1,220,907	$8,364	6.00%	2.71%	$1,005,133	$900	0.36%	$7,464	2.35%
Non-Agency RMBS	138,902	3,999	3.10%	11.39%	94,012	461	1.97%	3,538	9.42%
Total	$1,359,809	$12,363	5.70%	3.60%	$1,099,145	$1,361	0.50%	$11,002	3.10%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Reflects borrowings under repurchase agreements and securitized debt.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions, as we have not elected to apply hedge accounting. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

(5)	At December 31, 2013 and September 30, 2013, other investments were comprised of investments in a STACR Note.

The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2013 and December 31, 2012 and the respective effective cost of funds for the periods presented:

Table 14	For the Year Ended December 31,
	2013		2012
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.43%	1.20%	0.43%	0.80%
Non-Agency RMBS and other investments(2)	2.07	2.07	2.12	2.12
Securitized mortgage loans(3)	3.48	4.17	—	—
Total	0.79%	1.42%	0.61%	0.94%

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

(2)	At December 31, 2013, other investments were comprised of investments in a STACR Note. We had no “other investments” during the year ended December 31, 2012.

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

Table 15	For the Year Ended December 31,
Components of Gain/(Loss) on Derivative Instruments	2013	2012
Net interest (payments/accruals) on Swaps(1)	$(22,034)	$(7,805)
Gain/(loss) on the termination of Swaps, net(1)	24,119	(4,709)
Gain on the termination of Swaptions, net(1)	6,837	—
Gain on settlement of Short TBA Contracts, net(1)	281	—
Change in fair value of Swaps(2)	58,708	(19,937)
Change in fair value of Swaptions(2)	(9,085)	(214)
Change in fair value of Short TBA Contracts(2)	750	—
Total	$59,576	$(32,665)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
During the year ended December 31, 2013, we entered into seven Short TBA Contracts with an aggregate notional balance of $725,000, of which $400,000 were outstanding at December 31, 2013 and were in a net unrealized gain position of $750. Our Short TBA Contracts outstanding at December 31, 2013, which settled on February 13, 2014, had a weighted average sales price of 102.93% with respect to 4.00% coupon Fannie Mae 30-year RMBS. We may terminate TBA Contracts prior to their final contractual settlement date as part of our portfolio management, which may result in realized gains or losses, the timing of which cannot be predicted with any certainty.
At December 31, 2013, we had Swaps with an aggregate notional amount of $1,587,000, a weighted average fixed pay rate of 1.34% and weighted average term to maturity of 5.1 years. At December 31, 2013, our Swaptions had an aggregate notional amount of $1,375,000 and a weighted average term of five months until expiration; Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.64% and a weighted average term of 10.0 years. At December 31, 2013, we had gross unrealized gains of $40,135 and $849 on Swaps and Swaptions, respectively, and gross unrealized losses of $4,610 and $10,148 on Swaps and Swaptions, respectively.

We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS; however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. The terms and benchmark interest rates associated with our derivatives are not matched with our investments, the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at December 31, 2013 and December 31, 2012, see Note 13 - Derivative Instruments to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at the dates presented:

Table 16	December 31, 2013		December 31, 2012
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$1,007,000	$40,135	$—	$—
Swaptions - assets	1,375,000	12,430	75,000	750
Swaps - (liabilities)	580,000	(4,610)	1,500,000	(23,184)
Short TBA Contracts - assets	400,000	750	—	—
Total derivative instruments	$3,362,000	$48,705	$1,575,000	$(22,434)
The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the annual and quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 17	Agency	Non-Agency and Other Investments(1)	Securitized Mortgage Loans	Total
Year Ended December 31, 2013
Effective interest expense	$33,767	$13,110	$2,759	$49,636
Effective cost of funds	1.20%	2.07%	4.17%	1.42%
Effective net interest income	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread	1.71%	4.79%	4.18%	2.39%
Year Ended December 31, 2012
Effective interest expense	$17,037	$5,399	$—	$22,436
Effective cost of funds	0.80%	2.12%	—%	0.94%
Effective net interest income	$46,015	$25,918	$—	$71,933
Effective net interest rate spread	1.84%	6.72%	—%	2.50%
Quarterly Period Ended December 31, 2013
Effective interest expense	$6,651	$4,499	$772	$11,922
Effective cost of funds	1.28%	1.99%	4.24%	1.56%
Effective net interest income	$13,895	$13,362	$1,541	$28,798
Effective net interest rate spread	2.15%	4.56%	4.27%	2.97%
Quarterly Period Ended September 30, 2013
Effective interest expense	$9,118	$3,799	$766	$13,683
Effective cost of funds	1.64%	2.04%	4.15%	1.80%
Effective net interest income	$7,825	$11,350	$1,558	$20,733
Effective net interest rate spread	0.96%	4.45%	4.12%	1.97%
(Table 17 and notes continued on next page.)

(Table 17 - continued.)	Agency	Non-Agency and Other Investments(1)	Securitized Mortgage Loans	Total
Quarterly Period Ended June 30, 2013
Effective interest expense	$10,352	$2,541	$781	$13,674
Effective cost of funds	1.10%	2.17%	4.15%	1.27%
Effective net interest income	$18,036	$8,103	$1,516	$27,655
Effective net interest rate spread	1.59%	4.97%	4.01%	2.09%
Quarterly Period Ended March 31, 2013
Effective interest expense	$7,646	$2,271	$439	$10,356
Effective cost of funds	0.96%	2.15%	4.00%	1.14%
Effective net interest income	$19,207	$7,790	$894	$27,891
Effective net interest rate spread	2.00%	5.38%	4.19%	2.48%
Quarterly Period Ended December 31, 2012
Effective interest expense	$7,060	$2,270	$—	$9,330
Effective cost of funds	0.88%	2.16%	—%	1.03%
Effective net interest income	$16,169	$8,041	$—	$24,210
Effective net interest rate spread	1.70%	5.22%	—%	2.19%
Quarterly Period Ended September 30, 2012
Effective interest expense	$4,654	$1,710	$—	$6,364
Effective cost of funds	0.80%	2.17%	—%	0.96%
Effective net interest income	$12,752	$7,322	$—	$20,074
Effective net interest rate spread	1.80%	6.04%	—%	2.43%
Quarterly Period Ended June 30, 2012
Effective interest expense	$3,674	$958	$—	$4,632
Effective cost of funds	0.73%	1.94%	—%	0.84%
Effective net interest income	$10,379	$7,017	$—	$17,396
Effective net interest rate spread	1.62%	9.56%	—%	2.46%
Quarterly Period Ended March 31, 2012
Effective interest expense	$1,649	$461	$—	$2,110
Effective cost of funds	0.66%	1.97%	—%	0.77%
Effective net interest income	$6,715	$3,538	$—	$10,253
Effective net interest rate spread	1.95%	9.42%	—%	2.83%

(1)	For the periods ended December 31, 2013 and September 30, 2013, other investments were comprised of investments in a STACR Note. We had no other investments during the year ended December 31, 2012.
Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the years ended December 31, 2013 and 2012, we sold Agency RMBS of $3,529,336 and $1,779,911, respectively, realizing net gains/(losses) of $(81,504) and $30,503, respectively, and sold non-Agency RMBS of $94,307 and $66,886, respectively, realizing net gains of $14,654 and $9,314, respectively. During 2013, as we identified attractive investment opportunities in non-Agency RMBS, we sold Agency RMBS and reinvested such capital in non-Agency RMBS. The substantial majority of our RMBS sales during the year ended December 31, 2013 were made during the second quarter and were comprised primarily of sales of Agency RMBS, as we repositioned our portfolio in connection with the significant volatility in the fixed income market. (See “Market Conditions and Our Strategy,” above.)

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

Table 18	For the Year Ended December 31,
	2013	2012
Realized gain/(loss) on sale of RMBS, net	$(66,850)	$39,817
Unrealized gain/(loss) on RMBS, net	(147,375)	100,402
Unrealized gain on other investment securities	335	—
Unrealized gain on securitized mortgage loans	3,950	—
Unrealized (loss) on securitized debt	(954)	—
Total	$(210,894)	$140,219
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our CFO/Treasurer/Secretary based on the percentage of such individual’s time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. We incurred general and administrative expenses of $11,501 and $7,780 for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in our general and administrative expenses was driven, in part, by significant growth in our assets resulting from our investment, on a levered basis, of incremental equity capital raised since the second quarter of 2012. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. Beginning in the third quarter of 2013, we reduced our use of a third-party accounting service provider, as our Manager directly assumed certain accounting functions previously outsourced. We anticipate that this change will allow us to better manage certain of our accounting related expenses in the future.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $11,579 and $6,804 for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in the management fee for the year ended December 31, 2013 reflects our growth in stockholders’ equity reflecting issuances of our capital stock since the second quarter of 2012. From April 20, 2012 to March 25, 2013, we raised additional net capital of approximately $587,704 from issuances of common and preferred stock.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 15 - Commitments and Contingencies to the consolidated financial statements included under ITEM 8 of this annual report Form 10-K.
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
To date, we have elected the fair value option for certain of our investments at the time of purchase and, as a result, record the change in the estimated fair value of such assets in earnings as unrealized gains/(losses). We believe that our election of the fair value option for our investments and securitized debt improves financial reporting, as it is consistent with presenting changes in the fair value of derivative instruments through earnings.
We generally intend to hold our investments to generate interest income; however, we have and may continue to sell certain of our investments as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investments are recorded in earnings using the specific identification method.
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
Exchange quoted market prices are not available for any of our assets/liabilities carried at fair value. We receive a quote from an independent pricing service for all of our investment securities. With respect to our Agency pass-through RMBS, we generally receive two to three broker quotes per instrument and with respect to all of our other securities in our portfolio, we receive one or more broker quotes. We review and may challenge broker quotes and valuations from the pricing service to ensure that such quotes and valuations are indicative of fair value. As part of this process, we consider where we have observed transactions involving securities with similar characteristics that have occurred at or near the valuation date. We then estimate the fair value of each security based upon the average of the final broker quotes received. Broker quotes which, while non-binding, are indicative of fair value. However, adjustments to valuations may be made as deemed appropriate by our Manager to capture market information at the valuation date. Further, broker quotes are only used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, our Manager will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS and SBC-MBS, default rates and loss severities. Valuation techniques for RMBS and SBC-MBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no adjustments made to valuations determined based on broker quotes received and there were no events that resulted in us using internal models to value our Agency, non-Agency RMBS and SBC-MBS in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for Agency RMBS, STACR Notes and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions, as such, we categorize valuations on such instruments as Level II valuations. While market liquidity exists for non-Agency RMBS and SBC-MBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, such that our non-Agency RMBS, SBC-MBS and securitized debt are categorized as Level III.
In providing valuations for our Agency RMBS, we understand that our third party pricing service utilizes observable inputs such as: pool specific characteristics such as loan age, loan size, and credit quality of borrowers; yields for Treasury securities of various maturities; a range of spread and discount margin assumptions; floating rate indices such as LIBOR; prices for TBA securities; and recent trading and bidding activity for bonds with similar collateral characteristics. In providing valuations for our non-Agency RMBS, other investment securities and securitized debt, we understand that our third party pricing service utilizes both observable and unobservable inputs such as: pool specific characteristics such as loan age, loan size, credit quality of borrowers, servicer quality, structural and waterfall features of each bond; floating rate indices such as LIBOR; prepayment and default assumptions developed using the pricing service’s proprietary models. As a final step, we understand that the pricing service checks prices against recent trading and Bid Wanted in Competition (commonly known as “BWIC”) indications on each bond, bonds from the same securitization, bonds with similar underlying collateral or structural characteristics and bonds from the same manager and may make adjustments it considers appropriate based on such trading indications.
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
For Agency IO, Agency Inverse IO and Agency Inverse Floaters, income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO securities is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
Interest income on non-Agency RMBS and other investment securities rated below AA or not rated by a nationally recognized statistical rating organization is recognized based on the effective yield method. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency and other investment securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
Securitized Mortgage Loans
Application of the interest method of accounting for our pool of securitized mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for the pool of mortgages. To the extent the actual performance of the pool is better than last expected, the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of the mortgage pool. However, if the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the original or the last calculated yield, we recognize an OTTI, which reduces the amortized cost of the securitized mortgage loans and is recorded in earnings, such that the yield will remain unchanged. Decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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

Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and TBA Contracts as part of our interest rate risk management. We view our Swaps and Swaptions as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and do not use derivatives for speculative purposes. Our TBA Contracts also mitigate the impact that increases in interest rates would have on our Agency RMBS.
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
Repurchase agreements
RMBS financed under repurchase agreements are treated as collateralized financing transactions, unless they meet sale treatment, or are deemed to be a linked transaction. Securities financed through a repurchase agreement remain on our consolidated balance sheet as an asset and cash received from the lender is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense.
Income taxes
Our financial results generally do not reflect provisions for current or deferred income taxes. We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to qualify as a REIT for tax purposes. Provided that we distribute all of our REIT taxable income annually and meet each of the requirements to maintain our status as a REIT, we do not generally expect to pay corporate level taxes and/or excise taxes. Many of the REIT requirements, are highly technical and complex and, if we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.
We have TRSs and may in the future elect to treat newly formed subsidiaries as TRSs. A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2014, our TRSs, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of approximately $1.3 million and a capital loss carryforward of $0.1 million. Given the limited operating history of our TRSs, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million and $0.06 million associated with our TRSs operating and capital loss carryforward, respectively, have been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2014 or 2013, respectively and have not recorded any tax benefits through December 31, 2014. Our capital loss carryforwards expire in 2018 and 2019.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions beginning with 2011. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.
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
Timing differences between our GAAP and taxable net income arise as a result of temporary differences between when certain revenue or expense items are recognized in earnings. The differences are expected to reverse over time and may cause significant short-term variances between GAAP and taxable net income. For 2014, the primary differences between our GAAP and taxable income arose from the following: (1) unrealized gain/(losses) are recognized for GAAP purposes are not recognized for tax purposes; (2) discounts on non-Agency RMBS were recognized slower for tax purposes than for GAAP; (3) gains and losses on the termination of Swaps and Swaptions were recognized in the period that the Swap or Swaption was terminated for GAAP purposes, while such gain/loss is recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption for tax purposes; and (4) purchase premiums on Agency RMBS were amortized faster for tax purposes than for GAAP. In addition, we hold certain securities that were issued with OID. We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes which will never affect the calculation of taxable income.
As of December 31, 2014, for tax purposes we had estimated non-deductible net capital losses of approximately $84 million which may be carried forward and applied against future net capital gains, of which approximately $20 million may be carried forward five years and approximately $64 million may be carried forward four years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforwards. In addition, as of December 31, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.3 million and estimated net deferred tax losses from terminated Swaptions of $14.9 million which will be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
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
Our primary sources of cash for the year ended December 31, 2014 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency RMBS and payments of principal and interest we received on our RMBS portfolio. We expect that in the future, subject to market conditions, that we may issue additional shares of our common stock, other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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
We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due, to actively hold and acquire our target assets, to fund dividends we declare on our capital stock and to pay our operating expenses. However, should the value of our pledged assets suddenly decrease, significant margin calls on repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected. Further, should market liquidity tighten, our repurchase agreement counterparties could increase the percentage by which the collateral value is required to exceed the loan amount on new financings, reducing our ability to use leverage. Access to financing may also be negatively impacted by the ongoing volatility in the global financial markets, potentially adversely impacting our current or potential lenders’ ability to provide us with financing.

Public Offerings of Capital Stock
The following table presents information with respect to shares of our capital stock we issued through public offerings from January 1, 2013 through December 31, 2014:

Table 19
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issues	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,430
March 13, 2013	Common	6,800,000	$22.00	$149,212
We primarily used the cash from these public offerings to invest on a levered basis in our target assets.
Share Repurchase Plan
On November 6, 2013, our Board of Directors authorized a Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through December 31, 2014.
Investing Activity
During the year ended December 31, 2014, we: (i) invested $1,625,547 in RMBS with a weighted average purchase price of 105.92% of par value, $13,177 in Agency IO, $26,544 in Agency Inverse IO, $5,140 in Agency Inverse Floater, $464,419 in non-Agency RMBS, $25,792 in other investment securities, $40,570 in other investments and $14,120 in mortgage loans; (ii) received prepayments and scheduled amortization of $170,311 for Agency RMBS, $151,640 for non-Agency RMBS, $6,949 on our securitized mortgage loans and $3,151 for other investment securities; and (iii) sold Agency RMBS of $1,555,100 realizing a net loss of $19,282 and sold $112,841 of non-Agency RMBS realizing a net gain of $10,461. As of December 31, 2014, we had investment related payables of $76,105 and we had investment related receivables of $191,455, of which $188,527 was related to unsettled sales of Agency RMBS and $2,928 was principal receivable from brokers on non-Agency RMBS. All investment related receivables at December 31, 2014 were settled in January 2015.
We receive interest-only payments with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $11,948 with an aggregate notional balance of $133,924, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the year ended December 31, 2014, we sold $54,047 of Agency IO and Agency Inverse IO securities, realizing an aggregate net gain of $946.
As of December 31, 2014, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 82.8% and 78.9% of par as of December 31, 2014 and December 31, 2013, respectively. (For additional information about our RMBS portfolios as of December 31, 2014, see Tables 28, 31, 32 and 33 included under ITEM 7A and Note 4 - Residential Mortgage-Backed Securities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At December 31, 2014, we had outstanding repurchase agreement borrowings with 20 counterparties totaling $3,402,327. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of December 31, 2014, we had master repurchase agreements with 25 counterparties, and as a matter of routine business we may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.

The following table presents certain information about our borrowings for the periods presented:

Table 20	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
December 31, 2014	$3,178,580	$3,402,327	$3,402,327	$34,176	$33,098	$34,519
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292

December 31, 2013	$2,951,265	$3,034,058	$3,034,058	$44,268	$42,400	$44,567
September 30, 2013	$2,967,123	$2,881,680	$3,045,769	$46,249	$45,590	$46,776
June 30, 2013 (2)	$4,260,599	$3,945,097	$4,516,604	$48,271	$47,353	$48,572
March 31, 2013 (3)	$3,669,630	$4,343,341	$4,343,341	$28,742	$48,980	$49,525

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

(2)	The end-of-period balance at June 30, 2013 includes repurchase agreement borrowings of $990,973, which amount was repaid in July 2013 upon settlement of Agency RMBS sold in June 2013.

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

The following table presents information about our borrowings by type of collateral pledged and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 21	Principal Balance of Borrowing	Fair Value of Collateral Pledged(1)	Weighted Average Cost of Funds	Effective Cost of Funds(2)
December 31, 2014:
Agency RMBS repurchase borrowings	$2,205,082	$2,313,124	0.34%	1.30%
Non-Agency RMBS and Other Investment repurchase borrowings	1,164,092	1,538,096	1.95%	1.95%
Securitized Mortgage Loans repurchase borrowings(3)	33,153	47,786	2.20%	3.84%
Total repurchase borrowings	3,402,327	3,899,006	0.93%	1.56%
Securitized debt	33,098	104,438	4.20%	4.20%
Total	$3,435,425	$4,003,444	0.96%	1.58%
September 30, 2014:
Agency RMBS repurchase borrowings	$1,934,669	$2,022,839	0.34%	1.37%
Non-Agency RMBS and Other Investment repurchase borrowings	1,112,962	1,486,250	2.01%	2.01%
Securitized Mortgage Loans repurchase borrowings	29,177	48,036	1.88%	3.76%
Total repurchase borrowings	3,076,808	3,557,125	0.95%	1.62%
Securitized debt	34,947	106,947	4.27%	4.27%
Total	$3,111,755	$3,664,072	0.99%	1.65%
June 30, 2014:
Agency RMBS repurchase borrowings	$1,905,783	$2,029,915	0.36%	1.41%
Non-Agency RMBS repurchase borrowings	1,057,637	1,390,446	2.07%	2.07%
Securitized Mortgage Loans repurchase borrowings	28,569	48,638	1.88%	3.80%
Total repurchase borrowings	2,991,989	3,468,999	0.97%	1.66%
Securitized debt	37,348	109,712	4.36%	4.36%
Total	$3,029,337	$3,578,711	1.01%	1.69%
(Table 21 and notes continued on next page.)

(Table 21 - continued.)	Principal Balance of Borrowing	Fair Value of Collateral Pledged(1)	Weighted Average Cost of Funds	Effective Cost of Funds(2)
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS repurchase borrowings	970,044	1,303,098	2.10%	2.10%
Securitized Mortgage Loans repurchase borrowings	28,234	47,614	2.06%	4.00%
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23%	4.23%
Total	$2,899,625	$3,423,555	0.99%	1.65%
December 31, 2013:
Agency RMBS repurchase borrowings	$2,082,447	$2,175,114	0.43%	1.28%
Non-Agency RMBS repurchase borrowings	924,597	1,236,269	1.99%	1.99%
Securitized Mortgage Loans repurchase borrowings	27,014	47,057	2.14%	4.13%
Total repurchase borrowings	3,034,058	3,458,440	0.91%	1.52%
Securitized debt	42,400	110,984	4.30%	4.30%
Total	$3,076,458	$3,569,424	0.96%	1.56%
September 30, 2013:
Agency RMBS repurchase borrowings	$1,989,518	$2,102,874	0.42%	1.64%
Non-Agency RMBS repurchase borrowings	865,148	1,148,085	2.04%	2.04%
Securitized Mortgage Loans repurchase borrowings	27,014	45,023	2.11%	4.07%
Total repurchase borrowings	2,881,680	3,295,982	0.84%	1.76%
Securitized debt	45,590	109,586	4.19%	4.19%
Total	$2,927,270	$3,405,568	0.89%	1.80%
June 30, 2013:
Agency RMBS repurchase borrowings	$3,367,445	$3,533,248	0.43%	1.10%
Non-Agency RMBS repurchase borrowings	550,752	747,666	2.17%	2.17%
Securitized Mortgage Loans repurchase borrowings	26,900	44,834	2.07%	4.04%
Total repurchase borrowings	3,945,097	4,325,748	0.63%	1.24%
Securitized debt	47,353	110,278	4.22%	4.22%
Total	$3,992,450	$4,436,026	0.67%	1.27%
March 31, 2013:
Agency RMBS repurchase borrowings	$3,896,493	$4,096,389	0.45%	0.96%
Non-Agency RMBS repurchase borrowings	419,645	594,052	2.15%	2.15%
Securitized Mortgage Loans repurchase borrowings	27,203	45,904	2.01%	3.32%
Total repurchase borrowings	4,343,341	4,736,345	0.65%	1.11%
Securitized debt	48,980	114,881	4.37%	4.37%
Total	$4,392,321	$4,851,226	0.68%	1.14%

(1)
Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 11 - Collateral Positions to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS were eliminated in consolidation with the VIE associated with the securitization and as a result are not included in our consolidated balance sheet. (See Notes 5 - Securitized Mortgage Loans and 15 - Use of Special Purpose Entities to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At December 31, 2014, haircuts ranged from 3.0% to 5.3% for our repurchase borrowings secured by Agency RMBS, 10.0% to 45.0% for repurchase borrowings secured by non-Agency RMBS and 35.0% to 40.0% for repurchase borrowings collateralized by residential whole loans. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants at December 31, 2014. At December 31, 2014, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,796,346 and RMBS held as a component of clearing margin totaled $3,998. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at December 31, 2014, was comprised of $54,830 provided in connection with repurchase borrowings and $14,176 provided in connection with Swaps.
Cash Flows and Liquidity for the Year Ended December 31, 2014
Our cash and cash equivalents decreased by $13,516 during the year ended December 31, 2014, reflecting $301,362 provided by financing activities, $60,762 provided by operating activities and $375,640 used by investing activities. We held cash of $114,443 at December 31, 2014. (See “Consolidated Statements of Cash Flows,” included under ITEM 8 of this annual report on Form 10-K.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of the periods presented:

Table 22
December 31, 2014	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,064,996	$337,331	$—	$—	$3,402,327
Interest on repurchase agreements borrowings(1)	10,118	10,389	—	—	20,507
Total	$3,075,114	$347,720	$—	$—	$3,422,834

(1)
Interest expense is calculated based on the interest rate in effect at December 31, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 15 - Commitments and Contingencies and 17 - Stockholders’ Equity to the consolidated financial statements included under ITEM 8 of this annual report on Form 10-K for a discussion with respect to our Management Agreement and Preferred Stock.) At December 31, 2014, we had securitized debt with a balance of $33,098 (and a fair value of $34,176) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity, as defined in the Management Agreement, per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our CFO/Treasurer/Secretary based on the percentage of their time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.
The initial term of the Management Agreement expired on July 27, 2014, the third anniversary of the closing of our IPO. To date, the independent members of our board of directors have not provided notice of termination of the Management Agreement to our Manager and, as a result, the term of the Management Agreement was automatically extended to July 27, 2016, with automatic one year renewals thereafter. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.
Dividends on Our Capital Stock
We have outstanding 6,900,000 shares of Preferred Stock, which entitles holders to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. No dividends may be paid on our common stock unless full cumulative dividends have been paid on the Preferred Stock, all of which have been paid to date.
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
Operating earnings and operating earnings per common share presented exclude, as applicable: (i) certain realized and unrealized gains and losses recognized through earnings; (ii) non-cash equity compensation; (iii) one-time events pursuant to changes in GAAP; and (iv) certain other non-cash charges. Operating Earnings is a non-GAAP financial measure that is used by us to assess our business results.
While we have not elected hedge accounting under GAAP for our Swaps, such derivative instruments are viewed by us as an economic hedge against increases in future market interest rates. To present for investors how we view our Swaps, we provide the “effective cost of funds” which is comprised of GAAP interest expense plus the interest expense component for our Swaps. The interest expense component of our Swaps reflects the net interest payments made or accrued on our Swaps. We believe that the presentation of the effective cost of funds is useful for investors, as it presents borrowing costs as viewed by us.
We believe that the non-GAAP measures we present provide investors and other readers of our annual report on Form 10-K with useful measures to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes, except for the net interest component of Swaps, the effects of net realized and unrealized gains/(losses) from investments and derivative instruments. Our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this annual report on Form 10-K are as follows:

Table 23	For the Year Ended December 31,
	2014		2013		2012
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/ Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$30,386	0.99%	$27,602	0.79%	$14,631	0.61%
Adjustment:
Net interest component of Swaps	20,112	0.65%	22,034	0.63%	7,805	0.33%
Effective cost of funds	$50,498	1.64%	$49,636	1.42%	$22,436	0.94%
Weighted average balance of borrowings	$3,029,807		$3,501,312		$2,377,431

Table 24	For the Year Ended December 31,
	2014		2013		2012
	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$154,177	4.28%	$154,713	3.81%	$33,578	3.58%
Less: effective interest expense/effective cost of funds(1)	50,498	1.64%	49,636	1.42%	22,436	0.94%
Effective net interest income	$103,679	2.64%	$105,077	2.39%	$11,142	2.64%
Weighted average balance of interest earning assets	$3,601,807		$4,058,509		$2,693,526

(1)	As reconciled above in Table 23.

Table 25	Reconciliation of Interest Expense to Effective Cost of Funds for the Quarterly Periods Presented
		GAAP		Adjustment	Non-GAAP
	Weighted Average Balance of Borrowings	Interest Expense	Cost of Funds	Net Interest Component of Swaps	Effective Cost of Borrowings	Effective Cost of Funds
2014 - Quarterly Period Ended:
December 31	$3,212,756	$7,900	0.96%	$5,113	$13,013	1.58%
September 30	$3,034,970	$7,708	0.99%	$5,128	$12,836	1.65%
June 30	$2,939,415	$7,510	1.01%	$5,081	$12,591	1.69%
March 31	$2,928,895	$7,268	0.99%	$4,789	$12,057	1.65%
2013 - Quarterly Period Ended:
December 31	$2,995,533	$7,358	0.96%	$4,564	$11,922	1.56%
September 30	$3,013,372	$6,789	0.89%	$6,894	$13,683	1.80%
June 30	$4,308,870	$7,237	0.67%	$6,437	$13,674	1.27%
March 31	$3,698,371	$6,217	0.68%	$4,139	$10,356	1.14%
2012 - Quarterly Period Ended:
December 31	$3,601,907	$6,110	0.67%	$3,220	$9,330	1.03%
September 30	$2,625,055	$4,289	0.65%	$2,075	$6,364	0.96%
June 30	$2,192,868	$2,871	0.53%	$1,762	$4,633	0.84%
March 31	$1,099,145	$1,361	0.50%	$749	$2,110	0.77%

The following table provides a reconciliation of our operating earnings to our net income/(loss) reported in accordance with GAAP for the periods presented:

Table 26	For the Year Ended December 31,
	2014	2013	2012
Net income/(loss) allocable to common stockholders	$81,690	$(61,416)	$167,123
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	8,821	66,850	(39,817)
Unrealized (gain)/loss on RMBS, net	(91,290)	147,375	(100,402)
Unrealized (gain)/loss on derivative instruments, net	39,379	(50,373)	20,151
Realized (gain)/loss on Swap and Swaption terminations, net	22,502	(30,956)	4,709
Realized (gain)/loss on TBA Contracts	6,534	(281)	—
Tax amortization of gain/(loss) on Swaption terminations and expirations, net	(702)	—	—
Unrealized (gain)/loss on securitized mortgage loans	(1,683)	(3,950)	—
Unrealized loss on mortgage loans	9	—	—
Unrealized loss on securitized debt	124	954	—
Unrealized (gain)/loss on other investment securities	205	(335)	—
Non-cash stock-based compensation expense	1,265	1,047	444
Preferred dividend declared related to future period	—	—	1,150
Total adjustments to arrive at operating earnings	(14,836)	130,331	(113,765)
Operating earnings	$66,854	$68,915	$53,358
Basic and diluted operating earnings per share of common stock	$2.09	$2.26	$2.67
Basic and diluted weighted average common shares outstanding	32,028	30,444	19,984

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to our non-Agency RMBS, other investment securities, securitized mortgage loans, mortgage loans and other investments. The credit support built into non-Agency RMBS and SBC-MBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased the substantial majority of our non-Agency RMBS at a discount to par value, which is expected to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. The credit risk associated with our warehouse line receivable is mitigated by a pledge of substantially all the equity of the third-party borrower/guarantor, which borrower has legal title to the homes, BFT Contracts and mortgage loans that we finance on a warehouse line. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer.
Investment decisions are made following a bottom-up credit analysis and specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.
The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at December 31, 2014. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 27	Year of Securitization(1)
	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	7	16	36	72	73	50	254
Carrying Value/Estimated Fair Value	$130,495	$107,111	$232,774	$427,376	$403,948	$166,405	$1,468,109
Amortized Cost	$130,456	$94,177	$207,901	$409,586	$391,637	$159,756	$1,393,513
Current Par Value	$130,489	$138,996	$284,694	$513,695	438,015	$176,969	$1,682,858
Carrying Value to Current Par	100.00%	77.06%	81.76%	83.20%	92.22%	94.03%	87.24%
Amortized Cost to Current Par	99.97%	67.76%	73.03%	79.73%	89.41%	90.27%	82.81%
Net Weighted Average Coupon	4.55%	1.49%	0.67%	0.98%	1.35%	2.08%	1.46%
Collateral Attributes:
Weighted Average Loan Age (in months)	95	95	105	115	126	146	117
Weighted Average Original Loan-to-Value	111.30%	78.74%	80.07%	77.71%	78.20%	81.13%	81.67%
Weighted Average Original FICO	582	664	654	633	607	604	624
Current Performance:
60+ Day Delinquencies	75.30%	30.87%	30.54%	28.22%	23.93%	27.25%	31.67%
Average Credit Enhancement(2)	46.79%	15.23%	23.21%	33.16%	41.18%	27.57%	33.06%
3 Month CPR(3)	0.82%	4.06%	3.44%	4.49%	5.47%	5.11%	4.45%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the year ended December 31, 2014.

The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at December 31, 2014. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 28	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	64	610	13	6	2	695
Current unpaid principal balance	$12,971	$123,432	$2,579	$1,159	$144	$140,285
Loan Attributes:
Weighted average loan age (in months)	81	90	96	113	125	89
Weighted average original loan-to-value	74.07%	80.03%	82.58%	80.63%	100.00%	79.55%
Weighted average original FICO	604	632	624	610	669	630
Net weighted average coupon rate	6.83%	5.79%	4.90%	5.39%	6.32%	5.87%
Current Performance:
Current	54.02%	66.75%	72.58%	100.00%	—%	65.88%
30 day delinquent	9.68%	14.41%	5.70%	—%	—%	13.68%
60 days delinquent	12.48%	3.45%	—%	—%	—%	4.19%
90+ days delinquent	21.88%	9.46%	—%	—%	—%	10.35%
Bankruptcy/foreclosure	1.94%	5.93%	21.72%	—%	100.00%	5.90%
The following table presents certain characteristics about our mortgage loans at December 31, 2014. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 29	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	6	15	15	16	11	63
Current unpaid principal balance	$2,526	$4,246	$5,169	$3,428	$2,276	$17,645
Loan Attributes:
Weighted average loan age (in months)	80	88	99	112	124	100
Weighted average original loan-to-value	68.32%	73.88%	74.65%	74.80%	78.20%	74.04%
Weighted average original FICO	716	671	670	692	664	684
Net weighted average coupon rate	4.93%	5.06%	6.11%	5.27%	5.41%	5.43%
Current Performance:
Current	29.31%	78.43%	86.51%	71.72%	73.43%	71.81%
30 day delinquent	60.11%	8.20%	8.44%	24.28%	12.50%	19.38%
60 days delinquent	—%	8.05%	5.06%	—%	2.57%	3.75%
90+ days delinquent	10.58%	5.32%	—%	—%	11.50%	4.28%
Bankruptcy/foreclosure	—%	—%	—%	4.00%	—%	0.78%
At December 31, 2014, we had investments of $23,833 in two SBC-MBS with an aggregate amortized cost of $23,868 and par value of $27,136. These SBC-MBS had a weighted average credit enhancement of 21.71%, based on the percentage of all outstanding referenced loans. The performance of our SBC-MBS is based upon the performance of the underlying loans collateralizing the SBC-MBS securitization. At December 31, 2014, the loans underlying the SBC-MBS had a weighted average coupon rate of 0.90%, a weighted average loan age of 74 months, a weighted average original loan-to-value of 66.51%, and a weighted average FICO score of 703. At December 31, 2014, 17.48% of the loans underlying the SBC-MBS were 60 or more days delinquent.
At December 31, 2014, we had investments of $10,395 in a STACR Note with an amortized cost of $10,120 and par value of $10,082. The STACR Note had credit enhancement of 3.01%, based on the percentage of all outstanding referenced mortgages. The performance of the STACR Note is based upon the performance of the referenced mortgages associated with the STACR securitization. At December 31, 2014, the loans underlying the STACR Note had a weighted average coupon rate of 3.56%, a weighted average loan age of 28 months, a weighted average original loan-to-value of 70.46%, and a weighted average FICO score of 766. At December 31, 2014, 0.06% of the loans underlying the STACR Note were 60 or more days delinquent.
The following table presents the fair value of our non-Agency RMBS at December 31, 2014, by original purchase price as a percentage of our par value by year of acquisition:

Table 30	Year of Acquisition
Acquisition Price(1)	2014	2013	2012	2011	Total	Percent of Total
>100%	$25,072	$12,089	$—	$—	$37,161	2.5%
100% to 95%	154,254	34,989	529	—	189,772	12.9
<95% to 85%	117,559	338,382	41,937	4,240	502,118	34.2
<85% to 75%	81,117	175,427	80,065	13,957	350,566	23.9
<75% to 65%	25,147	73,224	87,057	16,876	202,304	13.8
<65%	8,727	8,355	145,457	23,649	186,188	12.7
Total	$411,876	$642,466	$355,045	$58,722	$1,468,109	100.0%

(1)	Prices are expressed as a percentage of par value.
The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at December 31, 2014 based on fair value:

Table 31
Property Location	Percent(1)
California	24.6%
New York	11.2
Florida	8.5
Texas	5.7
New Jersey	4.9
Other(2)	45.1
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.3% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at December 31, 2014:

Table 32
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$1,129,045	76.9%
Alt-A	179,767	12.2
Option ARM	159,297	10.9
Total	$1,468,109	100.0%
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS, Inverse IO and Inverse Floater securities and Long TBA Contracts to decline; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions to improve. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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

Nearly all of our Agency pass-through RMBS, which comprise the substantial majority of our Agency portfolio, are fixed-rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration of our Agency RMBS and derivatives using empirical data as well as third party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at December 31, 2014, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at December 31, 2014, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 33
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.44%	1.47%
+50	1.02%	3.07%
(50)	(1.11)%	(9.19)%
(100)	(2.38)%	(16.23)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2014. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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

Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of December 31, 2014, see Note 11 to the consolidated financial statements, included under ITEM 8 of this annual report on Form 10-K.)
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
During the past several years, certain repurchase agreement and derivative counterparties in the U.S. and Europe have experienced financial difficulty and have been either rescued by government assistance or otherwise benefited from accommodative monetary policy of their respective central banks. Certain Swap trades entered into since June 10, 2013 are required to be cleared through a clearinghouse, in accordance with the CFTC Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties.
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at December 31, 2014:

Table 34	Number of Counter-parties(2)	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure(1)	Exposure as Percent of Total Assets
North America:
United States(2)	8	$1,357,956	$(81)	$196,044	4.5%
Canada(3)	2	518,352	—	91,320	2.1%
	10	1,876,308	(81)	287,364	6.6%
Europe:(3)
Germany	1	69,098	—	3,895	0.1%
Switzerland	2	221,729	—	86,772	2.0%
United Kingdom	3	247,257	(1,341)	51,256	1.2%
Netherlands	1	226,312	77	12,948	0.3%
France	1	231,370	—	15,109	0.3%
	8	995,766	(1,264)	169,980	3.9%
Asia:(3)
Japan	3	530,253	4,038	30,456	0.7%
Total	21	$3,402,327	$2,693	$487,800	11.2%

(1)
Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings, associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged to us, and the fair value of our Swaptions.

(2)	Includes $2,520 of exposure associated with a Swap that is cleared through a U.S. based clearing house.

(3)
Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At December 31, 2014, we had $28,639 outstanding under our warehouse line. If the warehouse counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.
We had outstanding balances under repurchase agreements with 20 counterparties at December 31, 2014. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2014:

Table 35
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
UBS AG, London Branch	A2/A/A	$41,124	20	5.2%
Credit Suisse (USA) LLC	A/A1/A	$45,170	6	5.8%
J.P. Morgan Securities LLC	A+/Aa3/A+	$52,292	1	6.7%
Barclays Capital Inc.(3)	A/A2/A	$68,098	1	8.7%
Wells Fargo(4)	AA-/Aa3/AA-	$78,694	9	10.0%
Royal Bank of Canada(5)	AA-/Aa3/AA	$80,565	3	10.3%

(1)
The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2014 by Standard & Poor's Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Counterparty rating is the rating for Barclays Bank PLC, which is the parent entity of Barclays Capital Inc. Barclays Capital Inc. was rated A by Standard & Poor’s Ratings Services as of December 31, 2014.

(4)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $74,054 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor's Ratings Services as of December 31, 2014.

(5)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. RBC (Barbados) Trading Bank Corporation was rated A2 by Moody’s Investor Services at December 31, 2014.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At December 31, 2014, we had cash and cash equivalents of $114,443 which was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits, and $40,000 invested in a money market fund.
Funding Risk
We have financed a substantial majority of our securities and mortgage loans with repurchase agreement borrowings. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apollo Residential Mortgage, Inc.
New York, New York
We have audited the accompanying consolidated balance sheets of Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 19, 2015

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands - except share and per share data)

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$114,443	$127,959
Restricted cash	69,006	67,458
Residential mortgage-backed securities, at fair value ($3,583,853 and $3,317,060 pledged as collateral, respectively)	3,755,632	3,503,326
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	104,438	110,984
Other investment securities, at fair value ($34,228 and $11,515 pledged as collateral, respectively)	34,228	11,515
Other investments	40,561	—
Mortgage loans, at fair value ($13,602 and $0 pledged as collateral)	14,120	—
Investment related receivable ($168,705 and $21,959 pledged as collateral, respectively)	191,455	24,887
Interest receivable	10,455	10,396
Deferred financing costs, net	652	882
Derivative instruments, at fair value	11,642	53,315
Other assets	1,421	854
Total Assets	$4,348,053	$3,911,576

Liabilities:
Borrowings under repurchase agreements	$3,402,327	$3,034,058
Non-recourse securitized debt, at fair value	34,176	43,354
Investment related payable	76,105	—
Obligation to return cash held as collateral	2,546	38,654
Accrued interest payable	13,026	8,708
Derivative instruments, at fair value	8,949	4,610
Payable to related party	4,968	5,444
Dividends payable	18,305	16,812
Accounts payable, accrued expenses and other liabilities	1,699	2,335
Total Liabilities	3,562,101	3,153,975

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 and 6,900,000 shares issued and outstanding, respectively ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,088,045 and 32,038,970 shares issued and outstanding, respectively	321	320
Additional paid-in capital	793,274	792,010
Accumulated deficit	(7,712)	(34,798)
Total Stockholders’ Equity	785,952	757,601
Total Liabilities and Stockholders’ Equity	$4,348,053	$3,911,576

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands - except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Interest Income:
Residential mortgage-backed securities	$144,529	$146,263	$94,369
Securitized mortgage loans	7,900	8,267	—
Other	1,748	183	—
Total interest income	154,177	154,713	94,369

Interest Expense:
Repurchase agreements	(28,746)	(25,808)	(14,631)
Securitized debt	(1,640)	(1,794)	—
Total interest expense	(30,386)	(27,602)	(14,631)

Net Interest Income	123,791	127,111	79,738

Other Income/(Loss), net
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(8,821)	(66,850)	39,817
Unrealized gain/(loss) on residential mortgage-backed securities, net	91,290	(147,375)	100,402
Unrealized (loss) on securitized debt	(124)	(954)	—
Unrealized gain on securitized mortgage loans	1,683	3,950	—
Unrealized (loss) on mortgage loans	(9)	—	—
Unrealized gain/(loss) on other investment securities	(205)	335	—
Gain/(loss) on derivative instruments, net (includes ($39,379), $50,373 and ($20,151) of unrealized gains/(losses), respectively)	(88,527)	59,576	(32,665)
Other, net	82	76	48
Other Income/(Loss), net	(4,631)	(151,242)	107,602

Operating Expenses:
General and administrative (includes ($1,265), ($1,047) and ($444) of non-cash stock based compensation, respectively)	(11,905)	(11,501)	(7,780)
Management fee - related party	(11,200)	(11,579)	(6,804)
Total Operating Expenses	(23,105)	(23,080)	(14,584)

Net Income/(Loss)	96,055	(47,211)	172,756

Preferred Stock Dividends Declared	(13,800)	(13,800)	(5,022)

Net Income/(Loss) Allocable to Common Stock and Participating Securities	$82,255	$(61,011)	$167,734

Earnings/(Loss) per Common Share - Basic and Diluted	$2.55	$(2.02)	$8.36

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands - except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Par	Shares	Par
Balance at December 31, 2011	—	$—	10,271,562	$103	$203,101	$1,382	$204,586
Issuance of common stock, net of expenses	—	—	13,900,000	139	249,351	—	249,490
Issuance of preferred stock, net of expenses	6,900,000	69	—	—	166,503	—	166,572
Grant of restricted stock to independent directors	—	—	28,160	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	6,250	—	—	—	—
Equity based compensation expense					444		444
Net income	—	—	—	—	—	172,756	172,756
Cash dividends:
Common - $3.40 per share	—	—	—	—		(72,043)	(72,043)
Preferred	—	—	—	—	—	(5,022)	(5,022)
Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783

Issuance of common stock, net of expenses	—	$—	7,820,000	$78	$171,564	$—	$171,642
Grant of restricted stock to independent directors	—	—	6,748	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	6,250	—	—	—	—
Equity based compensation expense	—	—	—	—	1,047	—	1,047
Net income	—	—	—	—	—	(47,211)	(47,211)
Cash dividends:
Common - $2.20 per share	—	—	—	—	—	(70,860)	(70,860)
Preferred	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601

Issuance of common stock, net of expenses	—	$—	—	$—	$—	$—	$—
Grant of restricted stock to independent directors	—	—	34,112	—	—	—	—
Settlement of vested restricted stock units in common stock	—	—	14,963	1	1,264	—	1,265
Equity based compensation expense	—	—	—	—	—	—	—
Net income	—	—	—	—	—	96,055	96,055
Cash dividends:
Common - $1.71 per share	—	—	—	—	—	(55,169)	(55,169)
Preferred	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2014	6,900,000	$69	32,088,045	$321	$793,274	$(7,712)	$785,952

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income/(loss)	$96,055	$(47,211)	$172,756
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(24,434)	392	5,571
Amortization of deferred financing costs	427	379	297
Equity based compensation expense	1,229	1,047	444
Unrealized (gain)/loss on mortgage-backed securities, net	(91,290)	147,375	(100,402)
Unrealized (gain) on securitized mortgage loans	(1,683)	(3,950)	—
Unrealized (gain)/loss on derivative instruments, net	39,379	(50,373)	20,151
Unrealized loss on securitized debt	124	954	—
Unrealized (gain)/loss on other investment securities	205	(335)	—
Realized (gain) on sales of mortgage-backed securities	(22,581)	(42,344)	(40,239)
Realized loss on sales of mortgage-backed securities	31,402	109,194	422
Realized (gain)/loss on derivative instruments	29,037	(31,236)	—
Realized loss on real estate owned, net	22	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	(147)	926	(7,384)
(Increase)/decrease in other assets	(390)	125	(401)
Increase in accrued interest payable	4,318	1,934	5,651
Increase/(decrease) in accounts payable and accrued expenses	443	888	(106)
Increase/(decrease) in payable to related party	(1,382)	1,229	2,415
Increase in other liabilities	28	—	—
Net cash provided by operating activities	$60,762	$88,994	$59,175
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(2,058,722)	$(3,534,147)	$(5,050,601)
Proceeds from sales of mortgage-backed securities	1,501,505	3,601,684	1,958,182
Purchases of mortgage loans, simultaneously securitized	—	(113,038)	—
Purchase of other investment securities	(25,792)	(12,000)	—
Warehouse line advances	(40,487)	—	—
Payments received on warehouse line	11,849	—	—
Purchase of real estate subject to sale agreements	(9,626)	—	—
Purchase of mortgage loans	(16,426)	—	—
Proceeds from sales of real estate owned	178	—	—
(Increase)/decrease in restricted cash related to investing activities	(11,625)	30,844	(28,558)
Increase/(decrease) in collateral held related to investing activities	(36,108)	38,654	—
Principal payments received on mortgage-backed securities	321,907	370,844	236,749
Principal payments received on securitized mortgage loans	6,949	6,038	—
Principal payments received on other investment securities	3,151	820	—
Principal payments received on other investments	10	—	—
Proceeds from sale of derivative instruments	(5,803)	34,153	—
Purchase of interest rate swaptions	(16,601)	(23,682)	(964)
Other, net	1	33	—
Net cash provided/(used) in investing activities	$(375,640)	$400,203	$(2,885,192)
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$11,424,498	$18,734,904	$13,459,366
Repayments of repurchase agreement borrowings	(11,056,228)	(19,355,283)	(10,839,909)
(Increase)/decrease in restricted cash related to financing activities	10,077	(4,661)	(54,681)
Proceeds from issuance of securitized debt	—	50,375	—
Principal payments on securitized debt	(9,302)	(7,975)	—
Payments made for securitization/deferred financing costs	—	(826)	—
Dividends paid on preferred stock	(13,800)	(15,372)	—
Proceeds from issuance of preferred stock	—	—	172,500
Dividends paid on common stock	(53,676)	(83,151)	(49,480)
Proceeds from issuance of common stock	—	172,040	250,200
Implied repurchase of common stock for net share settlement of equity awards	36	—	—
Payment of costs to issue preferred and common stock	—	(825)	(6,582)
Deferred financing costs/offering costs expensed/(incurred) net	(243)	(40)	(228)
Net cash provided/(used) by financing activities	$301,362	$(510,814)	$2,931,186
Net increase/(decrease) in cash	$(13,516)	$(21,617)	$105,169
Cash and cash equivalents at beginning of period	127,959	149,576	44,407
Cash and cash equivalents at end of period	$114,443	$127,959	$149,576

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$26,501	$25,769	$9,643
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$112,422	$22,003	$(50,032)
Due from broker	$2,928	$2,909	$—
Dividends and dividend equivalent rights declared, not yet paid	$18,305	$16,812	$30,675
Payable for issuance of preferred and common stock	$—	$—	$477
Deferred financing costs not yet paid	$—	$18	$155

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

References to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entity (or, VIE). The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in index, which index is typically the one month London Interbank Offer Rate; ” Agency IO” and ” Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM-RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “Fannie Mae” refers to the Federal National Mortgage Association; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “LIBOR” refers to the London Interbank Offer Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “RMBS” refer to residential mortgage-backed securities; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; and “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. Through December 31, 2014, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
Note 2 - Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
The consolidated financial statements include our accounts and those of our consolidated subsidiaries and a VIE in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. We currently operate as one business segment.
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
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At December 31, 2014 and 2013, our cash was primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.) substantially all of which was in excess of applicable insurance limits and, at December 31, 2014 we had $40,000 invested in a money market fund; we did not have any investments in money market funds at December 31, 2013. We held cash pledged by our counterparties to us of $2,546 and $38,654 at December 31, 2014 and December 31, 2013, respectively.

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

(e)	Investment Securities and Securitized Mortgage Loans
Our investment securities, which are comprised of RMBS and other investment securities, are designated as available for sale. Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loan portfolio is comprised of a pool of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
At December 31, 2014, our other investment securities were comprised of investments in a Freddie Mac Structured Agency Credit Risk debt note (or, STACR Note) and SBC-MBS. The STACR Note represents unsecured general obligations of Freddie Mac and are structured to be subject to the performance of a referenced pool of residential mortgage loans. Interest income on the STACR Note is included in “Interest income - other” and changes in the estimated fair value of the security are included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in the STACR Note and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet.
Balance Sheet Presentation
Purchases and sales of our investment securities are recorded on the trade date. Our RMBS and other investment securities pledged as collateral against borrowings under repurchase agreements are included in “Residential mortgage-backed securities, at fair value” and “Other investment securities, at fair value” on the consolidated balance sheet, respectively, with the fair value of securities pledged disclosed parenthetically. Amounts receivable/payable associated with sales/purchases of securities at the balance sheet date are reflected on our consolidated balance sheet as “Investment related receivables” and “Investment related payables,” respectively.
The aggregate fair value of the mortgage loans that we securitized are presented on our consolidated balance sheet as “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.” Such assets can be used only to settle obligations of the consolidated VIE. (See Notes 5 and 16.)
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
Impairments
Investment Securities: We have elected the fair value option for our investment securities and, as such, all changes in the market value of our investment securities are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Notes 4 and 6.)
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

(f)	Designation and Fair Value Option Election
To date, we have elected the fair value option for all of our investment securities, at the time of purchase, and our securitized debt; as a result, we record the change in the estimated fair value of such assets and liabilities in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investment securities are recorded in earnings using the specific identification method.
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
For Agency IO, Agency Inverse IO and Agency Inverse Floaters, income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
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
Mortgage Loan Securitization
In February 2013, we purchased a pool of residential mortgage loans and simultaneously completed a securitization transaction collateralized by such mortgage loans. In determining the accounting treatment to be applied to this securitization transaction, we evaluated whether the trust used to facilitate the transaction was a VIE and, if so, whether it should be consolidated. Based on our evaluation, we concluded that the trust was a VIE which should be consolidated by us. (See Note 16.)

(i)	Deferred Financing Costs
Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. We incurred such costs in connection with our repurchase agreements and, beginning in February 2013, in connection with our whole-loan securitization transaction and issuance of beneficial interests by the consolidated VIE. Our deferred financing costs may include legal, accounting and other related fees. These deferred charges are included on our consolidated balance sheet as a component of “Deferred financing costs, net.” The amortization of deferred charges associated with our securitized debt is adjusted to reflect actual repayments of the securitized debt. (See Note 16.)

(j)	Earnings Per Share
Basic earnings per share (or, EPS) is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb their share of such losses. (See Note 19.)

(k)	Derivative Instruments
Subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes, we utilize derivative financial instruments, currently comprised of Swaps, Swaptions and, from time to time, TBA Contracts as part of our interest rate risk management. We view our derivative instruments as economic hedges, which we believe mitigate interest rate risk associated with our borrowings under repurchase agreements and/or the fair value of our RMBS portfolio. We do not enter into derivative instruments for speculative purposes.
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in the consolidated statements of operations in the line item “Gain/(loss) on derivative instruments, net.”

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
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2014, none of our repurchase agreements had been accounted for as components of linked transactions. With the exception of securities obtained in connection with our securitization that were eliminated in consolidation, through December 31, 2014 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(m)	Stock-based Payments
We account for stock-based awards granted to our independent directors, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to RSUs issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We measure the fair value of our RSUs using the price of our common stock and other measurement assumptions including implied volatility and discount rates. We use the graded vesting attribution method to amortize expense related to RSUs granted to our Manager and its affiliates.

(n)	Income Taxes
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations.
As of December 31, 2014, we had estimated net capital loss carryforwards of $84.0 million which may be carried forward and applied against future net capital gains. Our capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by capital loss carryforwards. In addition, as of December 31, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.3 million and net deferred tax losses from terminated Swaptions of $14.9 million. These deferred gains/losses are expected to be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
We have elected to treat certain wholly owned subsidiaries as taxable REIT subsidiaries (or, TRSs). A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2014, our TRSs, which are not consolidated with the Company for income tax purposes, had an estimated net operating carryforward of $1.3 million and a capital loss carryforward of $0.1 million. Given the limited operating history of our TRSs, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million and $0.06 million, associated with our net operating loss carryforward and capital loss carryforward, respectively have been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2014 or 2013, respectively and have not recorded any tax benefits through December 31, 2014. We had no investments through TRSs prior to the year ended December 31, 2013.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Under GAAP, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Based upon review of our federal, state and local income tax returns and tax filing positions, we determined that no unrecognized tax benefits for uncertain tax positions were required to be recorded. In addition, we do not believe that we have any tax positions for which it is reasonably possible that we will be required to record significant amounts of unrecognized tax benefits within the next twelve months.
Our capital loss carryforwards expire in 2018 and 2019. Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2011.

(o)	Recent Accounting Pronouncements
Accounting Standards Adopted
In June 2013, the FASB issued guidance to change the assessment of whether an entity is an investment company by developing a new two-tiered approach that requires an entity to possess certain fundamental characteristics while allowing judgment in assessing certain typical characteristics. The fundamental characteristics that an investment company is required to have include the following: (1) it obtains funds from one or more investors and provides the investor(s) with investment management services; (2) it commits to its investor(s) that its business purpose and only substantive activities are investing the funds solely for returns from capital appreciation, investment income or both; and (3) it does not obtain returns or benefits from an investee or its affiliates that are not normally attributable to ownership interests. The typical characteristics of an investment company that an entity should consider before concluding whether it is an investment company include the following: (1) it has more than one investment; (2) it has more than one investor; (3) it has investors that are not related parties of the parent or the investment manager; (4) it has ownership interests in the form of equity or partnership interests; and (5) it manages substantially all of its investments on a fair value basis. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and design to determine whether it is an investment company. The guidance includes disclosure requirements about an entity’s status as an investment company and financial support provided or contractually required to be provided by an investment company to its investees. The guidance became effective for interim and annual reporting periods in fiscal years beginning after December 15, 2013. Given that this new guidance does not apply to public REITs and is not intended to change current practice for real estate entities, its adoption on January 1, 2014 did not impact our consolidated financial statements.
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
Accounting Standards Issued but Not Yet Adopted
In January 2014, the FASB issued guidance in order to help determine when a creditor should derecognize a loan receivable and recognize the real estate property by clarifying when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. The guidance is effective for public business entities for fiscal years beginning after December 15, 2014. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements when adopted.
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held-for-sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held-for-sale. The guidance is effective for all disposals (or classifications as held-for-sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016; early application is not permitted. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.
In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with a forward repurchase commitment. The new guidance eliminates current guidance on repurchase financings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. Under existing guidance, there is a rebuttable presumption that the two parts of the repurchase financing are linked, meaning that the transactions should be combined and accounted for as a forward agreement to sell (purchase) a financial asset. The new guidance requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. These disclosures include information about the types of assets pledged and the relationship between those assets and the related obligation to return the proceeds. The new standard also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The disclosures include information about the nature of the transactions, the transferor’s continuing exposure to the financial assets it derecognized and the components of the transactions presented in the financial statements. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015; earlier application of this guidance is not permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In June 2014, the FASB issued guidance to resolve diversity in practice in the accounting for share-based payments where the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The new guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

could be achieved after the requisite service period. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early application of the guidance permitted. To date, we have not granted share based payments that provide for performance targets and, as such, we currently do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.
In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption of this guidance is permitted as of the beginning of an annual period. We are currently assessing the impact that this guidance will have on our consolidated financial statements when adopted.
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management’s plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016, with early adoption permitted. Based on our current financial condition, we do not expect this guidance to have an impact on our consolidated financial statements.
In November 2014, the FASB issued guidance to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Further, the new guidance clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.

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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, other investment securities (comprised of investments in a STACR Note and SBC-MBS) and non-recourse securitized debt, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to valuations received from a third party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for our Agency RMBS, STACR Note and TBA Contracts prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and STACR Notes as Level II valuations. While market liquidity exists for non-Agency RMBS and SBC-MBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, our non-Agency RMBS, SBC-MBS and securitized debt are categorized as Level III.
(c) Securitized Mortgage Loans and Mortgage Loans
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of December 31, 2014 and December 31, 2013, based upon our consolidated balance sheet by the valuation hierarchy:

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,523	$1,468,109	$3,755,632
Securitized mortgage loans	—	—	104,438	104,438
Other investment securities	—	10,395	23,833	34,228
Mortgage Loans	—	—	14,120	14,120
Long TBA Contracts	—	544	—	544
Swaps/Swaptions	—	11,098	—	11,098
Total	$—	$2,309,560	$1,610,500	$3,920,060
Liabilities:
Swaps	$—	$8,949	$—	$8,949
Non-recourse securitized debt	—	—	34,176	34,176
Total	$—	$8,949	$34,176	$43,125

	December 31, 2013
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,290,537	$1,212,789	$3,503,326
Securitized mortgage loans	—	—	110,984	110,984
Other investment securities	—	—	11,515	11,515
Short TBA Contracts	—	750	—	750
Swaps/Swaptions	—	52,565	—	52,565
Total	$—	$2,343,852	$1,335,288	$3,679,140
Liabilities:
Swaps	$—	$4,610	$—	$4,610
Non-recourse securitized debt	—	—	43,354	43,354
Total	$—	$4,610	$43,354	$47,964

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(f) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
Beginning balance	$1,212,789	$605,197	$112,346
Purchases	464,419	748,032	549,036
Sales	(112,841)	(94,307)	(76,200)
Principal repayments	(151,640)	(117,411)	(68,948)
Total net gains/(losses) included in net income:
Realized gains, net	10,461	14,654	9,314
Unrealized gains/(losses), net(1)	(13,019)	15,913	54,437
Discount accretion	57,940	40,711	25,212
Ending balance	$1,468,109	$1,212,789	$605,197

(1)	Includes unrealized losses of $10,005, $5,892 and $3,003 that have been classified as other-than-temporary impairments as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
The following table presents a summary of the changes in the fair value of our securitized mortgage loans for the periods presented:

	For the Year Ended December 31,
	2014	2013
Beginning balance	$110,984	$—
Purchases	—	113,038
Principal repayments	(6,949)	(6,038)
Unrealized gain/(loss), (net)[1]	1,683	3,950
Discount accretion and other adjustments	(745)	34
Transfer to REO	(535)	—
Ending balance	$104,438	$110,984

(1)	Amount is net of a provision for loan losses of $3,218 and $0 for the years ended December 31, 2014 and December 31, 2013, respectively.
During the twelve months ended December 31, 2014, we transferred certain of our other investment securities from Level III to Level II of the fair value hierarchy, all of which occurred during the three months ended March 31, 2014. These transferred securities, comprised of investments in a STACR Note, were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.
The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	For the Year Ended December 31,
	2014	2013
Beginning balance	$11,515	$—
Transfer out of Level III fair values	(11,515)	—
Purchases	24,838	12,000
Principal repayments	(1,137)	(820)
Discount accretion	276	—
Unrealized gain/(loss)	(144)	335
Ending balance	$23,833	$11,515

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents a summary of the changes in fair value of our mortgage loans for the year ended December 31, 2014:

For the Year Ended December 31, 2014(1)
Beginning balance	$—
Purchases(1)	14,120
Discount accretion	9
Unrealized gain/(loss)	(9)
Ending balance	$14,120

(1)	Purchased a pool of 63 mortgage loans on December 18, 2014.
The following table presents a summary of the changes in fair value of our securitized debt for the years ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
	2014	2013
Beginning balance	$43,354	$—
Debt issued during the period	—	50,375
Principal paid	(9,302)	(7,975)
Unrealized gain	124	954
Ending balance	$34,176	$43,354
The following table presents key unobservable inputs used in arriving at the estimated fair value of our securitized mortgage loans at December 31, 2014:

Assumption	Weighted Average	Range
Default rate	5.72%	0.00%	to	11.08%
Loss severity	51.65%	0.00%	to	84.97%
Voluntary prepayments	0.97%	0.00%	to	1.19%
Discount rate	7.05%	2.33%	to	15.00%
(g) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Investment related receivable(1)	$191,455	$191,455	$24,887	$24,887
Warehouse line receivable(1)(2)	$28,639	$28,639	$—	$—
Mortgage loans(2)	$2,306	$2,306	$—	$—
Real estate subject to BFT Contracts(2)	$9,616	$9,616	$—	$—
Financial Liabilities:
Repurchase agreements	$3,402,327	$3,402,237	$3,034,058	$3,034,230
Investment related payable(1)	$76,105	$76,105	$—	$—

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	This item is included as a component of “Other investments” on our consolidated balance sheet.
To determine estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 65 days and 42 days at December 31, 2014 and December 31, 2013, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.
Note 4 - Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at December 31, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount)(1)	Amortized Cost(2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Net Weighted Average Coupon	Weighted Average Yield(3)
	December 31, 2014
Agency pass-through RMBS - 30-Year Mortgages:
ARM - RMBS	$98,079	$7,196	$105,275	$105,122	$6	$(159)	2.36%	1.14%
3.5% coupon	495,214	20,245	515,459	515,628	1,536	(1,367)	3.50%	2.87%
4.0% coupon	1,173,972	82,353	1,256,325	1,256,724	8,357	(7,958)	4.00%	2.86%
4.5% coupon	336,353	25,863	362,216	366,472	4,256	—	4.50%	2.83%
	2,103,618	135,657	2,239,275	2,243,946	14,155	(9,484)	3.89%	2.78%
Agency Inverse Floater	1,359	3,590	4,949	5,094	145	—	81.76%	11.82%
Agency IO(4)	—	—	11,948	11,941	62	(69)	2.24%	7.24%
Agency Inverse IO(4)	—	—	26,489	26,542	306	(253)	6.30%	8.69%
Total Agency securities	2,104,977	139,247	2,282,661	2,287,523	14,668	(9,806)	3.93%	2.87%
Non-Agency RMBS	1,682,858	(289,345)	1,393,513	1,468,109	78,434	(3,838)	1.46%	5.86%
Total RMBS	$3,787,835	$(150,098)	$3,676,174	$3,755,632	$93,102	$(13,644)	2.91%	4.00%

	December 31, 2013
Agency RMBS - 30-Year Mortgages:
ARM - RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)	4.12%	1.06%
3.5% coupon	303,026	19,925	322,951	301,068	—	(21,883)	3.50%	2.54%
4.0% coupon	1,558,943	120,636	1,679,579	1,602,080	—	(77,499)	4.00%	2.84%
4.5% & 5.0% coupons	235,127	18,266	253,393	250,136	—	(3,257)	4.52%	3.18%
	2,108,715	159,609	2,268,324	2,165,623	—	(102,701)	3.99%	2.82%
Agency RMBS - 15-20 Year Mortgages:
3.0% coupon	52,699	1,413	54,112	53,711	—	(401)	3.00%	2.50%
Agency IO(4)	—	—	41,521	44,425	3,254	(350)	3.95%	1.58%
Agency Inverse IO(4)	—	—	27,673	26,778	50	(945)	6.16%	15.16%
Total Agency securities	2,161,414	161,022	2,391,630	2,290,537	3,304	(104,397)	4.08%	2.94%
Non-Agency RMBS	1,438,007	(302,827)	1,135,180	1,212,789	81,876	(4,267)	1.24%	6.73%
Total RMBS	$3,599,421	$(141,805)	$3,526,810	$3,503,326	$85,180	$(108,664)	3.09%	4.16%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $76,009 and $0 at December 31, 2014 and December 31, 2013 respectively, with an estimated fair value of $75,990 and $0, respectively, at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(f).

(2)
Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $11,652 and $13,412 for the year ended December 31, 2014 and 2013, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At December 31, 2014 and December 31, 2013, our Agency IO had a notional balance of $133,924 and $410,187, respectively, and our Agency Inverse IO had a notional balance of $138,293 and $145,650, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS at December 31, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	December 31, 2014
Fannie Mae
ARM-RMBS	$78,731	$5,878	$84,609	$84,537	$6	$(78)
3.5% Coupon	149,436	6,200	155,636	155,895	417	(158)
4.0% Coupon	271,031	19,397	290,428	289,903	1,531	(2,056)
4.5% Coupon	294,177	22,712	316,889	320,653	3,764	—
	793,375	54,187	847,562	850,988	5,718	(2,292)
Freddie Mac
ARM-RMBS	19,348	1,318	20,666	20,585	—	(81)
3.5% Coupon	345,778	14,045	359,823	359,733	1,119	(1,209)
4.0% Coupon	902,941	62,956	965,897	966,821	6,826	(5,902)
4.5% Coupon	42,176	3,151	45,327	45,819	492	—
	1,310,243	81,470	1,391,713	1,392,958	8,437	(7,192)
Total Agency pass-through RMBS	$2,103,618	$135,657	$2,239,275	$2,243,946	$14,155	$(9,484)

	December 31, 2013
Fannie Mae
ARM-RMBS	$11,619	$782	$12,401	$12,339	$—	$(62)
3.5% Coupon	195,625	12,982	208,607	194,518	—	(14,089)
4.0% Coupon	867,103	70,437	937,540	894,009	—	(43,531)
4.5% Coupon	210,356	16,301	226,657	223,536	—	(3,121)
	1,284,703	100,502	1,385,205	1,324,402	—	(60,803)
Freddie Mac
3.0% Coupon	52,699	1,413	54,112	53,711	—	(401)
3.5% Coupon	107,402	6,943	114,345	106,551	—	(7,794)
4.0% Coupon	691,838	50,199	742,037	708,069	—	(33,968)
4.5% & 5.0% Coupons	24,772	1,965	26,737	26,601	—	(136)
	876,711	60,520	937,231	894,932	—	(42,299)
Total Agency pass-through RMBS	$2,161,414	$161,022	$2,322,436	$2,219,334	$—	$(103,102)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,257,231	$(184,851)	$1,072,380	$1,129,045	$59,350	$(2,685)
Alt-A	220,220	(53,283)	166,937	179,767	13,329	(499)
Option ARMs	205,407	(51,211)	154,196	159,297	5,755	(654)
Total Non-Agency RMBS	$1,682,858	$(289,345)	$1,393,513	$1,468,109	$78,434	$(3,838)

	December 31, 2013
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,128,254	$(222,816)	$905,438	$964,740	$62,685	$(3,383)
Alt-A	164,010	(36,935)	127,075	139,425	12,831	(481)
Option ARMs	145,743	(43,076)	102,667	108,624	6,360	(403)
Total Non-Agency RMBS	$1,438,007	$(302,827)	$1,135,180	$1,212,789	$81,876	$(4,267)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at December 31, 2014:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$115,497	$(89)	2	$548,381	$(9,236)	12
Agency IO	5,209	(69)	—	—	—	—
Agency Inverse IO	14,244	(253)	6	—	—	—
ARM - RMBS	98,628	(159)	4	—	—	—
Total Agency RMBS	233,578	(570)	12	548,381	(9,236)	12
Non-Agency RMBS	263,173	(3,148)	56	37,699	(690)	11
Total RMBS	$496,751	$(3,718)	68	$586,080	$(9,926)	23

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Interest Income on RMBS
The following table presents components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented.

	For the Year Ended December 31,
	2014			2013			2012
	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion(1)	Interest Income
Agency RMBS	$100,017	$(32,987)	$67,030	$133,900	$(41,170)	$92,730	$93,834	$(30,782)	$63,052
Non-Agency RMBS	19,559	57,940	77,499	12,822	40,711	53,533	6,105	25,212	31,317
Total	$119,576	$24,953	$144,529	$146,722	$(459)	$146,263	$99,939	$(5,570)	$94,369

(1)
The amount of premium amortization on Agency RMBS reflects our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

(f) Realized and Unrealized Gains and Losses on RMBS
The following table presents components of realized gains, net and the change in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	For the Year Ended December 31,
	2014		2013		2012
	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net	Realized Gains/(Losses), net	Unrealized Gains/(Losses), net
Agency Pass-through	$(20,169)	$107,864	$(80,904)	$(157,784)	$29,103	$47,975
Agency Inverse	—	145	—	—	—	—
Agency IO	725	(4,010)	1,599	1,939	909	(85)
Agency Inverse IO	221	401	(2,199)	(7,381)	491	(1,925)
Agency ARM	(59)	(91)	—	(62)	—	—
Non-Agency RMBS	10,461	(13,019)	14,654	15,913	9,314	54,437
Total	$(8,821)	$91,290	$(66,850)	$(147,375)	$39,817	$100,402
(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
Contractual Maturities of RMBS(1)	2014	2013
> 10 years and < or equal to 20 years	$628,787	$189,243
> 20 years and < or equal to 30 years	2,977,089	2,861,028
> 30 years	149,756	453,055
Total	$3,755,632	$3,503,326

(1)
Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying or referenced mortgages.

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

	For the Year Ended December 31,
	2014		2013
	Discount Designated as Credit Reserve and OTTI(1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI(1)	Accretable Discount
Balance at beginning of period	$(109,299)	$(193,647)	$(123,026)	$(144,831)
Accretion of discount	—	57,889	—	40,695
Realized credit losses	3,450	—	3,433	—
Purchases	(35,992)	(23,145)	(35,542)	(89,601)
Sales and other	17,188	3,606	42,836	8,943
OTTI recognized in earnings	(10,005)	—	(5,853)	—
Transfers/release of credit reserve	39,154	(39,154)	8,853	(8,853)
Balance at end of period	$(95,504)	$(194,451)	$(109,299)	$(193,647)

(1)
At December 31, 2014, our non-Agency RMBS had gross discounts of $289,955, which included credit discounts of $76,914 and OTTI of $18,590. At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219.

Note 5 - Securitized Mortgage Loans
In February 2013, we purchased a pool of 755 mortgage loans with an unpaid principal balance of $155,001 for $113,038, which we simultaneously securitized. At December 31, 2014, our securitized mortgage loan pools were carried at their fair value of $104,438, comprised of an amortized cost of $95,586 and unrealized gains of $8,852. Amortized cost reflects the principal balance of the securitized mortgage loans of $140,285 net of $44,699 of purchase discounts and provision for loan losses at December 31, 2014. Our securitized mortgage loan pool at December 31, 2014 was comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. The servicer for our securitized mortgage loans, who is appointed by us, may modify certain provisions of the loans in order to mitigate losses. (See Note 16.)
The following table presents a summary of the changes in the carrying value of securitized mortgage loans held for investment for the year ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
	2014(1)	2013
Balance	$110,984	$—
Purchases	—	113,038
Principal repayments	(6,949)	(6,038)
Discount accretion and other adjustments	(745)	34
Unrealized gain/(loss)	1,683	3,950
Transfer to REO	(535)	$—
Ending balance	$104,438	$110,984

(1)	Amount is net of the recognition of provision for loan losses of $3,218 and $0 for the year ended December 31, 2014 and December 31, 2013, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents the five largest states represented in our securitized mortgage loans at December 31, 2014 based on principal balance:

Property Location	Concentration	Principal Balance
California	21.6%	$30,356
Florida	14.0	19,661
Maryland	12.3	17,259
Texas	7.5	10,591
New York	7.1	10,012
Other states and the District of Columbia	37.5	52,406
Total	100.0%	$140,285

Note 6 – Other Investment Securities
The following table presents certain information about our other investment securities portfolio at December 31, 2014 and December 31, 2013:

	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses (2)	Weighted Average Coupon	Estimated Weighted Average Yield (3)
	December 31, 2014
STACR Note	$10,082	$38	$10,120	$10,395	$288	$(13)	3.56%	4.27%
SBC-MBS	27,136	(3,268)	23,868	23,833	—	(35)	0.90	5.17
Total Other Investment Securities	$37,218	$(3,230)	$33,988	$34,228	$288	$(48)	1.62%	4.91%

	December 31, 2013
STACR Note	$11,180	$—	$11,180	$11,515	$335	$—	3.57%	5.51%
Total Other Investment Securities	$11,180	$—	$11,180	$11,515	$335	$—	3.57%	5.51%

(1)
Amortized cost is reduced by unrealized losses that are classified as other-than-temporary impairments. We recognized other-than-temporary impairments of $109 and $0 for the year ended December 31, 2014 and 2013, respectively.

(2)	Amounts presented include two other investment securities which as of December 31, 2014 were in an unrealized loss position for less than 12 months.

(3)	The estimated weighted average yield presented incorporates estimates for future prepayment assumptions and forward interest rate assumptions.

The following tables present components of interest income on our other investment securities for the periods presented:

	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
	For the Year Ended December 31, 2014
STACR Note (1)	$399	$1	$400
SBC-MBS	66	276	342
Total	$465	$277	$742

	For the Year Ended December 31, 2013
STACR Note (1)	$183	$—	$183
Total	$183	$—	$183

(1)
Our STACR Note pays interest monthly at a rate of one-month LIBOR plus 3.4%. STACR Notes represent an unsecured general obligation of Freddie Mac and are structured to be subject to the performance of a referenced pool of residential mortgage loans.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

During the year ended December 31, 2014, we invested $27,136 in SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property. In some instances, certain mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principal(s) of the related business and/or borrowing entity. As part of underwriting small balance commercial loans, real estate appraisals of the underlying real estate are generally obtained at origination of the mortgage assets underlying the SBC-MBS.
The following table presents the changes in the components of our purchase discount on SBC-MBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the period presented:

	For the Year Ended December 31, 2014
	Discount Designated as Credit Reserve and OTTI(1)	Accretable Discount
Balance at beginning of period	$—	$—
Accretion of discount	—	276
Realized credit losses	—	—
Purchases	(664)	(2,771)
Sales and other	—	—
OTTI recognized in earnings	(109)	—
Transfers/release of credit reserve	409	(409)
Balance at end of period	$(364)	$(2,904)

(1)	At December 31, 2014, our SBC-MBS had gross discounts of $3,268, which included credit discounts of $254 and OTTI of $109.
Note 7 – Other Investments
Our other investments are comprised of the balance outstanding on our warehouse line and real estate subject to BFT contracts and mortgage loans that we acquire in connection with our Seller Financing Program.
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
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower which owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line. All BFT Contracts purchased through December 31, 2014 are considered real estate subject to BFT Contracts, which we depreciate until such time that the criteria for sale have been met. With respect to payments we received under BFT Contracts, we recorded the principal component of the buyer’s monthly payment as a deposit liability, which is included in other liabilities on our consolidated statements of financial condition, and recorded the interest payment in interest income as received. At December 31, 2014 we had $28 of deposit liability included as part of our other liabilities on our consolidated balance sheet.
We had no assets designated as other investments as of December 31,2013. The following table presents components of the carrying value of our other investments at December 31, 2014:

December 31, 2014
Warehouse line receivable	$28,639
Real estate subject to BFT Contracts (1) (2)	9,616
Mortgage loans purchased through Seller Financing Program	2,306
Total Other Investments	$40,561

(1)	BFT Contracts on real estate at December 31, 2014 had an aggregate principal balance of $9,655 with a weighted average interest rate of 8.88%.

(2)	Net of $48 of accumulated depreciation.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 8 – Mortgage Loans, at Fair Value
On December 18, 2014, we purchased a pool of 63 performing, reperforming and non-performing residential mortgage loans with an aggregate principal balance of $17,645 at a purchase price of $14,120, we have elected to account for this pool of mortgage loans at fair value. These loans, all of which were all originated between 1999 and 2008, are collateralized by properties located in Florida, with approximately 81% located in Miami-Dade County at December 31, 2014. As of December 31, 2014, 73.7% of the outstanding loan balance was comprised of loans made to borrowers that represented they would not occupy the property as their primary residence and 86.9% of the loan balance had an interest only payment for the first 10 years of the loan and approximately 44.3% of the loan balance was made to non-resident aliens at the time the loan was originated.
The following table presents certain information about mortgage loans we carried at fair value at December 31, 2014:

December 31, 2014
Performing	$8,861
Re-performing	1,556
Non-Performing	7,228
Purchase discount	(3,516)
Fair value adjustment	(9)
Mortgage loans carried at fair value	$14,120

Note 9 - Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at December 31, 2014 and December 31, 2013:

Investment Category	December 31, 2014	December 31, 2013
Agency RMBS, Fannie Mae(1)	$3,101	$4,537
Agency RMBS, Freddie Mac(1)	4,798	4,274
Agency RMBS, Ginnie Mae(1)	30	—
Non-Agency RMBS	1,068	902
Total RMBS interest receivable	8,997	9,713
Securitized mortgage loans	719	676
Other investment securities	10	7
Other Investments	609	—
Mortgage Loans	120	—
Total	$10,455	$10,396

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at December 31, 2014 and December 31, 2013:

Investment Related Receivables	December 31, 2014	December 31, 2013
Unsettled sales of Agency RMBS	$188,527	$21,978
Principal payments due from broker	2,928	2,909
Total investment related receivables	$191,455	$24,887

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 10 - Borrowings Under Repurchase Agreements
As of December 31, 2014, we had master repurchase agreements with 25 counterparties and had outstanding borrowings of $3,402,327 with 20 counterparties. At December 31, 2014 and December 31, 2013, we had approximately $652 and $882, respectively, of deferred financing costs, net of amortization, included in “Deferred financing costs, net” on our consolidated balance sheet.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 24 months. The following table presents certain characteristics of our repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$2,205,082	0.34%	16	$2,082,447	0.42%	19
Non-Agency RMBS(1)	1,159,698	1.95	160	942,091	2.00	94
Other investment securities	28,805	1.74	13	9,520	1.74	24
Mortgage Loans	8,742	2.79	120	—	—	0
Total	$3,402,327	0.91%	65	$3,034,058	0.91%	42

(1)
Includes $33,153 and $27,014 of repurchase borrowings collateralized by non-Agency RMBS of $47,786 and $47,057 at December 31, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following table presents repricing information about our borrowings under repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,658,515	0.73%	$2,349,800	0.83%
Over 30 days to 60 days	501,291	1.34	534,487	0.95
Over 60 days to 90 days	116,196	1.92	55,950	2.06
Over 90 days to 120 days	35,668	1.94	13,406	2.05
Over 120 days to 360 days	90,657	2.01	74,682	2.21
Over 360 days	—	—	5,733	2.59
Total	$3,402,327	0.91%	$3,034,058	0.91%
The following table presents the contractual maturity of our repurchase agreements at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,461,835	0.61%	$2,181,208	0.70%
Over 30 days to 60 days	393,555	1.10	534,487	0.95
Over 60 days to 90 days	116,196	1.92	55,950	2.06
Over 90 days to 120 days	35,668	1.56	13,406	2.05
Over 120 days to 360 days	287,337	2.18	243,274	2.36
Over 360 days	107,736	2.23	5,733	2.59
Total	$3,402,327	0.91%	$3,034,058	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 11 - Collateral Positions
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash(1)	$14,176	$2,546	$2,550	$38,654
Repurchase agreement borrowings:
Agency RMBS(2)	2,297,050	—	2,125,767	—
Non-Agency RMBS(3)	1,499,296	—	1,256,250	—
Other investment securities	34,228	—	11,515	—
Mortgage loans	13,602	—	—	—
Restricted Cash	54,830	—	64,908	—
	3,899,006	—	3,458,440	—
Clearing margin:
Agency RMBS	3,998	—	4,059	—
Total	$3,917,180	$2,546	$3,465,049	$38,654

(1)
Cash pledged as collateral is reported as “restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and, therefore is included with cash with a corresponding liability, “obligation to return cash held as collateral,” on our consolidated balance sheet.

(2)	Includes Agency RMBS of $168,705 and $21,959 that were sold but unsettled at December 31, 2014 and December 31, 2013, respectively.

(3)
Includes non-Agency RMBS of $47,786 and $47,057 at December 31, 2014 and December 31, 2013, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with our securitization transaction.

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at December 31, 2014 and December 31, 2013:

	December 31, 2014
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS(1)	$2,297,050	$2,287,498	$7,015	$2,304,065
Non-Agency RMBS(2)	1,499,296	1,423,853	1,144	1,500,440
Other investment securities	34,228	33,988	10	34,238
Mortgage loans	13,602	13,602	116	13,718
Cash	54,830	—	—	54,830
	3,899,006	3,758,941	8,285	3,907,291
Cash pledged for derivative contracts	14,176	—	—	14,176
Agency RMBS pledged for clearing margin	3,998	3,907	12	4,010
Total	$3,917,180	$3,762,848	$8,297	$3,925,477
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(Tables and notes continued.)

	December 31, 2013
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS(1)	$2,125,767	$2,225,769	$6,850	$2,132,617
Non-Agency RMBS(3)	1,256,250	1,174,007	1,150	1,257,400
Other investment securities	11,515	11,180	7	11,522
Cash	64,908	—	—	64,908
	3,458,440	3,410,956	8,007	3,466,447
Cash pledged for Swaps	2,550	—	—	2,550
Agency RMBS pledged for clearing margin	4,059	4,331	12	4,071
Total	$3,465,049	$3,415,287	$8,019	$3,473,068

(1)	Includes Agency RMBS of $168,705 and $21,959 that were sold but unsettled at December 31, 2014 and December 31, 2013, respectively.

(2)
Includes non-Agency RMBS with a fair value of $47,786, an amortized cost of $46,319 and the associated interest receivable of $110, all of which were eliminated in consolidation with a VIE at December 31, 2014.

(3)
Includes non-Agency RMBS with a fair value of $47,057, an amortized cost of $42,400 and the associated interest receivable of $141, all of which were eliminated in consolidation with a VIE at December 31, 2013.

In February 2013, we engaged in a securitization transaction that resulted in us consolidating, as a VIE, the trust that was created to facilitate the transaction and to which the underlying mortgage loans in connection with the securitization were transferred. As part of the securitization transaction, the most senior security created was sold to a third-party investor and as such, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” The securitized mortgage loans held by the securitization trust are restricted in that they can only be used to fulfill the obligations of the securitization trust. As such, the fair value of the securitized mortgage loans is effectively viewed as collateralizing the non-recourse securitized debt on our consolidated balance sheet at December 31, 2014. (See Note 16.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through December 31, 2014, we remained in compliance with all of our financial covenants. (See Notes 10, 12 and 13.)
Note 12 - Offsetting Assets and Liabilities
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at December 31, 2014 and December 31, 2013:
Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments(1)	Cash Collateral Received	Net Amount
December 31, 2014
Swaps and Swaptions, at fair value	$11,098	$—	$11,098	$(3,711)	$(2,516)	$4,871
Long TBA Contracts, at fair value	544	—	544	—	(30)	514
	$11,642	$—	$11,642	$(3,711)	$(2,546)	$5,385
December 31, 2013
Swaps and Swaptions, at fair value	$52,565	$—	$52,565	$(2,643)	$(38,016)	$11,906
Short TBA Contracts, at fair value	750	—	750	—	(638)	112
	$53,315	$—	$53,315	$(2,643)	$(38,654)	$12,018
Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments(2)(3)	Cash Collateral Pledged(2)(4)	Net Amount
December 31, 2014
Swaps and Swaptions, at fair value	$8,949	$—	$8,949	$(3,711)	$(5,238)	$—
Repurchase agreements	3,402,327	—	3,402,327	(3,402,327)	—	—
	$3,411,276	$—	$3,411,276	$(3,406,038)	$(5,238)	$—
December 31, 2013
Swaps and Swaptions, at fair value	$4,610	$—	$4,610	$(2,643)	$(1,967)	$—
Repurchase agreements	3,034,058	—	3,034,058	(3,034,058)	—	—
	$3,038,668	$—	$3,038,668	$(3,036,701)	$(1,967)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at December 31, 2014 and December 31, 2013, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,830,574 and $3,393,532 at December 31, 2014 and December 31, 2013, respectively. The amounts pledged include $47,786 and $47,057 of RMBS that are not included in our consolidated balance sheet at December 31, 2014 and December 31, 2013, respectively, as such assets were eliminated in consolidation with a VIE.

(4)
Total cash pledged against our derivatives was $14,176 and $2,550 at December 31, 2014 and December 31, 2013, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $54,830 and $64,908 at December 31, 2014 and December 31, 2013, respectively.

Note 13 - Derivative Instruments
We enter into derivative contracts, which through December 31, 2014 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts, which may be Long TBA Contracts or Short TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
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
Information with respect to our derivative instruments as presented on our consolidated balance sheets at December 31, 2014 and December 31, 2013, was as follows:

	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$9,543	$1,007,000	$40,135
Swaptions - assets	1,250,000	1,555	1,375,000	12,430
Swaps - (liabilities)	730,000	(8,949)	580,000	(4,610)
Long TBA Contracts - assets (1)	100,000	544	—	—
Short TBA Contracts - assets (2)	—	—	400,000	750
Total Derivative Instruments	$3,037,000	$2,693	$3,362,000	$48,705

(1)	Our Long TBA Contract settled on January 14, 2015, resulting in a realized gain of $1,461.

(2)
At December 31, 2013, we had four Short TBA Contracts with a weighted average sale price of 102.93% with respect to 4.0% coupon, Fannie Mae 30-Year RMBS with an aggregate face amount of $400,000. These Short TBA Contracts settled in February 2014, resulting in a net realized loss of $7,156.

The following table summarizes the average fixed pay rate and average maturity for our Swaps as of December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
Term to Maturity:	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Maturity (Years)
More than one year up to and including three years	$920,000	1.07%	2.4	$110,000	1.38%	2.8
More than three years up to and including five years	189,000	1.02%	3.2	999,000	1.02%	3.7
More than five years	578,000	2.13%	7.9	478,000	1.98%	8.7
Total	$1,687,000	1.43%	4.4	$1,587,000	1.34%	5.1

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents information about our Swaptions at December 31, 2014:

	Option		Underlying Swap
Fixed Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.50 - 3.00%	$139	5	$160,000	5.0	2.77%
3.00 - 3.50%	1,347	10	265,000	10.0	3.31%
3.50 - 4.00%	69	3	825,000	10.0	3.75%
	$1,555	5	$1,250,000	9.4	3.53%
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	For the Year Ended December 31,
Character of Gain/(Loss) on Derivative Instruments	2014	2013	2012
Net interest payments/accruals on Swaps (1)	$(20,112)	$(22,034)	$(7,805)
Gain/(losses) on the termination of Swaps, net (1)	—	24,119	(4,709)
Gain/(losses) on the termination and expiration of Swaptions, net (1)	(22,502)	6,837	—
Gain/(losses) on settlement of TBA Contracts, net (1)	(6,534)	281	—
Change in fair value of Swaps (2)	(34,931)	58,708	(19,937)
Change in fair value of Swaptions (2)	(4,242)	(9,085)	(214)
Change in fair value of TBA Contracts (2)	(206)	750	—
Total	$(88,527)	$59,576	$(32,665)
Note: Each of the items presented is included as a component of “Gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our use of derivative instruments for the periods presented:

	Short TBA Contracts	Long TBA Contracts	Swaps	Swaptions
Notional Balance at December 31, 2012	$—	$—	$1,500,000	$75,000
Notional amount of contracts entered	725,000	—	1,132,000	1,550,000
Notional amount of contracts terminated and expired	(325,000)	—	(1,045,000)	(250,000)
Notional Balance at December 31, 2013	400,000	—	1,587,000	1,375,000
Notional amount of contracts entered	—	200,000	100,000	1,425,000
Notional amount of contracts terminated and expired	(400,000)	(100,000)	—	(1,550,000)
Notional Balance at December 31, 2014	$—	$100,000	$1,687,000	$1,250,000
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants. Through December 31, 2014, we were in compliance with the terms of all such financial covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Note 11 and 12.) If we had breached any of these provisions at December 31, 2014, we could have been required to settle our obligations under our Swaps at their termination value of $11,415, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 14 - Interest Payable
The following table presents the components of our interest payable at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Repurchase borrowings collateralized by Agency RMBS	$1,569	$2,091
Repurchase borrowings collateralized by non-Agency RMBS(1)	8,234	4,637
Repurchase borrowings collateralized by other investment securities	127	31
Repurchase borrowings collateralized by mortgage loans	9	—
Securitized debt	110	141
Swaps	2,977	1,808
Total	$13,026	$8,708

(1)
Includes $103 and $182 of interest payable on repurchase borrowings collateralized by a non-Agency RMBS issued by a consolidated VIE at December 31, 2014, and December 31, 2013, respectively, which security was eliminated from our balance sheet in consolidation.

Note 15 - Commitments and Contingencies
(a) Management Agreement - Related Party Transactions
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
We incurred management fees of $11,200, $11,579 and $6,804 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 respectively. In addition to the management fee, we are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. We recorded expenses of $7,617, $8,727 and $8,019 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, related to reimbursements for certain expenses paid by our Manager on our behalf. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At December 31, 2014 , December 31, 2013 and December 31, 2012, management fees incurred but not yet paid of $2,840, $2,928 and $2,418, respectively, were included in payable to related party on the consolidated balance sheet.
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
Through December 31, 2014, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At December 31, 2014, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 16.)

Note 16 - Use of Special Purpose Entities
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
The following table presents certain information about our securitization transaction at the time of securitization unless otherwise indicated:

Principal value of mortgage loans sold into the securitization trust	$155,001
Face amount of senior security issued by the VIE and sold to a third-party investor	$50,375
Outstanding balance of senior security at December 31, 2014	$33,098
Face/Par value of certificates received by us (1)	$104,626
Cash received from sale of the senior security sold	$50,375
Gross securitization expenses incurred ($545 net of amortization as of December 31, 2014) (2)	$829
Pass-through interest rate for senior security issued - fixed rate	4.00%

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
On a quarterly basis, we complete an analysis to determine whether the VIE should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the securitization transaction for each reporting period from inception through December 31, 2014.
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
As of December 31, 2014 and December 31, 2103, the aggregate fair value of our securitized mortgage loans was $104,438 and $110,984, respectively, and are presented on our consolidated balance sheet as “Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value.”
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
The activities of the trust are substantially set forth in the securitization transaction documents, primarily the mortgage loan trust agreement, the trust agreement, the indenture and the securitization servicing agreement (or collectively, the Securitization Agreements). Neither the trust nor any other entity may sell or replace any assets of the trust except in connection with: (i) certain loan defects or breaches of certain representations and warranties which have a material adverse effect on the value of the related assets; (ii) loan defaults; (iii) certain trust events of default or (iv) an optional termination of the trust, each as specifically permitted under the Securitization Agreements.
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
At December 31, 2014, the securitized debt collateralized by residential mortgage loans had a principal balance of $33,098. The senior security, which has a final contractual maturity in 2047, has a fixed coupon rate of 4.00%. The 4.00% rate reflects the coupon rate on the senior security held by third-party investors. In addition, we capitalized (as deferred financing costs) expenses associated with the securitization transaction and amortize such costs to interest expense over the life of the securitized debt.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at December 31, 2014, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	December 31, 2014
One year or less	$6,875
More than one year, up to and including three years	16,929
More than three years, up to and including five years	9,294
Total	$33,098
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(c) VIE Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIE as of December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
	2014	2013
Assets:
Securitized mortgage loans, at fair value	$104,438	$110,984
Interest receivable	$719	$676
Liabilities:
Non-recourse securitized debt, at fair value	$34,176	$43,354
Accrued interest payable	$110	$141
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the year ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
	2014	2013
Interest income - securitized mortgage loans	$7,900	$8,267
Interest expense - securitized debt	$(1,640)	$(1,794)
Unrealized gain on securitized mortgage loans	$1,683	$3,950
Unrealized gain/(loss) on securitized debt	$(124)	$(954)
Other, net	$(22)	$—
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the year ended December 31, 2014:

	For the Year Ended December 31,
	2014	2013
Net income	$7,797	$9,469
Premium amortization/(discount accretion), net	$745	$(68)
Amortization of deferred financing costs	$153	$131
Unrealized (gain)/loss on securitized mortgage loans, net	$(1,683)	$(3,950)
Unrealized loss on securitized debt	$124	$954
Realized loss on real estate owned, net	$22	$—
Increase in accrued interest receivable, less purchased interest	$(43)	$(676)
Increase/(decrease) in accrued interest payable	$(31)	$141
Purchase of mortgage loans, simultaneously securitized	$—	$(113,038)
Proceeds from issuance of real estate owned	$178	$—
Other, net	$1	$33
Principal payments received on securitized mortgage loans	$6,949	$6,038
Proceeds from issuance of securitized debt	$—	$50,375
Principal payments on securitized debt	$(9,302)	$(7,975)
Note 17 - Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At December 31, 2014, 1,279,056 awards were available for grant under the LTIP.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, we recognized stock-based compensation expense of $1,265, $1,047 and $444, respectively, and granted 34,112, 6,748 and 28,160 shares of restricted stock, respectively and 130,124, 25,851 and 143,244 RSUs, respectively. To date, all awards granted pursuant to the LTIP vest over a three year period in either quarterly or annual installments, provided that there has not been a termination of service of the grantee.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
Restricted Common Stock	$338	$349	$170
RSUs	927	698	274
Total	$1,265	$1,047	$444
At December 31, 2014, we had estimated unrecognized compensation expense of $2,761 and $715 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at December 31, 2014 is expected to be recognized over a weighted average period of 1.7 years. As of December 31, 2014, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through December 31, 2014, we have not settled RSUs in cash. However, we allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders’ equity. During the year ended December 31, 2014, we delivered 10,275 shares of common stock for 12,417 vested RSUs and recorded an adjustment of $36 to additional paid-in-capital in our consolidated statement of changes in stockholders’ equity for the net settlement of such RSUs.
The following table presents information about our equity awards for the periods presented:

	For the Year Ended December 31,
	2014		2013		2012
	Number of Awards(1)	Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value	Number of Awards(1)	Weighted Average Grant Date Fair Value(1)
RSUs outstanding at beginning of period	183,922	$19.47	166,682	$20.14	29,688	$17.35
RSUs granted	130,124	16.02	25,851	14.73	143,244	20.62
RSUs canceled upon delivery of common stock(2)	(17,104)	16.92	(6,250)	17.95	(6,250)	17.95
RSUs canceled or forfeited	(4,854)	21.22	(2,361)	18.74	—	—
RSUs outstanding at end of period	292,088	$18.05	183,922	$19.47	166,682	$20.14

Vested RSUs	102,250	$20.14	56,681	$19.93	5,425	$16.47
Unvested RSUs	189,838	$16.93	127,241	$19.26	161,257	$20.26

Restricted common stock awards outstanding at beginning of period - unvested	28,040	$20.37	38,468	$19.69	18,336	$18.20
Restricted common stock granted	34,112	16.12	6,748	22.22	28,160	20.25
Restricted common stock forfeited	—	—	—	—	—	—
Restricted common stock vested	(18,160)	19.60	(17,176)	19.58	(8,028)	18.24
Restricted common stock outstanding at end of period - unvested	43,992	$17.39	28,040	$20.37	38,468	$19.69

(1)	Amounts are not in thousands.

(2)	Includes amounts deemed issued in net settlements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 18 - Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2013 through December 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
For 2014 and 2013, all of our common stock dividends were characterized as ordinary income to stockholders, as none were characterized as return of capital or capital gains.
(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2013 through December 31, 2014:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
March 25, 2013 (1)	1,020,000	$22.00	$22,440
March 13, 2013 (1)	6,800,000	$22.00	$149,600

(1)	We raised net equity capital of 22,421 and $149,221 after offering costs of 19 and $379 for the shares issued on March 25, 2013 and March 13, 2013, respectively.
(c) Preferred Stock
At December 31, 2014 and December 31, 2013, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share, for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by us of $5,928. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the Securities Exchange Commission (or, SEC) on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are characterized as equity instruments.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(d) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At December 31, 2014, we had $405,460 available under this shelf registration statement.
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act of 1933 reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through December 31, 2014, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(f) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be cancelled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through December 31, 2014, we had not repurchased any shares of common stock under the Repurchase Program.
Note 19 - Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	For the Year Ended December 31,
	2014	2013	2012
Numerator:
Net Income/(loss)	$96,055	$(47,211)	$172,756
Less:
Dividends declared on Preferred Stock	13,800	13,800	5,022
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	565	405	611
Net income/(loss) allocable to common stock - basic and diluted	$81,690	$(61,416)	$167,123
Denominator:
Weighted average common shares - basic	32,028	30,444	19,984
Weighted average common shares - diluted (1)	32,031	30,444	19,984
Earnings/(loss) per common share - basic	$2.55	$(2.02)	$8.36
Earnings/(loss) per common share - diluted	$2.55	$(2.02)	$8.36

(1)
For the year ended December 31, 2014, December 31, 2013 and December 31, 2012, 44,981, 166,705 and 0 RSUs and 11,412, 36,672 and 0 shares of restricted common stock, respectively, were not included in the calculation of earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 20 - Summarized Quarterly Results (Unaudited)

	For the 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$38,180	$38,141	$38,542	$39,314
Interest expense	(7,268)	(7,510)	(7,708)	(7,900)
Net interest income	30,912	30,631	30,834	31,414
Other income/(loss):
Realized gain/(loss) on sale of RMBS, net	(11,810)	(7,072)	2,581	7,480
Unrealized gain/(loss) on RMBS, net	50,647	51,590	(16,971)	6,024
Unrealized gain/(loss) on securitized debt	10	(364)	67	163
Unrealized gain/(loss) on securitized mortgage loans	1,054	2,042	(650)	(763)
Unrealized (loss) on mortgage loans	—	—	—	(9)
Unrealized gain/(loss) on other investment securities	122	54	(101)	(280)
Gain/(loss) on derivative instruments	(37,190)	(27,133)	801	(25,005)
Other, net	18	(49)	39	74
Other income/(loss), net	2,851	19,068	(14,234)	(12,316)
Operating expenses:
General and administrative	(3,095)	(2,921)	(2,925)	(2,964)
Management fee - related party	(2,786)	(2,774)	(2,800)	(2,840)
Total operating expenses	(5,881)	(5,695)	(5,725)	(5,804)
Net income	$27,882	$44,004	$10,875	$13,294
Preferred Stock dividends declared	(3,450)	(3,450)	(3,450)	(3,450)
Net income allocable to common stock and participating securities	$24,432	$40,554	$7,425	$9,844
Earnings per common share - basic	$0.76	$1.26	$0.23	$0.30
Earnings per common share - diluted	$0.76	$1.25	$0.23	$0.30
Dividends declared per share of common stock	$0.40	$0.42	$0.44	$0.45

	For the 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$38,247	$41,329	$34,416	$40,721
Interest expense	(6,217)	(7,237)	(6,789)	(7,359)
Net interest income	32,030	34,092	27,627	33,362
Other income/(loss):
Realized gain/(loss) on sale of RMBS, net	15,795	(47,508)	(16,596)	(18,541)
Unrealized gain/(loss) on RMBS, net	(33,048)	(134,822)	28,143	(7,648)
Unrealized gain/(loss) on securitized debt	(872)	887	(428)	(541)
Unrealized gain/(loss) on securitized mortgage loans	2,848	(3,473)	537	4,038
Unrealized gain on other investment securities	—	—	116	219
Gain/(loss) on derivative instruments	(5,798)	83,369	(21,687)	3,692
Interest income on cash balances	25	43	4	4
Other income/(loss), net	(21,050)	(101,504)	(9,911)	(18,777)
Operating expenses:
General and administrative	(2,851)	(2,434)	(3,089)	(3,127)
Management fee - related party	(2,789)	(2,921)	(2,941)	(2,928)
Total operating expenses	(5,640)	(5,355)	(6,030)	(6,055)
Net income	$5,340	$(72,767)	$11,686	$8,530
Preferred Stock dividend declared	(3,450)	(3,450)	(3,450)	(3,450)
Net income/(loss) allocable to common stock and participating securities(1)	$1,890	$(76,217)	$8,236	$5,080
Earnings per common share - basic and diluted	$0.07	$(2.39)	$0.25	$0.16
Dividends declared per share of common stock	$0.70	$0.70	$0.40	$0.40

(1)	Losses are not allocable to participating securities.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).”
Based on its assessment and those criteria, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent auditors, Deloitte & Touche LLP audited our internal controls over financial reporting as of December 31, 2014. Their report dated February 19, 2015, which is included under ITEM 8, expressed an unqualified opinion on our internal control over financial reporting.
The Company’s CEO and CFO, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

ITEM 9B.	Other Information
Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not involved in any legal proceedings.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about June 19, 2014 (or, Proxy Statement), to be filed with the SEC within 120 days after December 31, 2014.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 11.	Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 14.	Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date:	February 19, 2015	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 19, 2015	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President, Chief Executive Officer and Director
(principal executive officer)

Date:	February 19, 2015	By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

Date:	February 19, 2015	By:	/s/ Frederick N. Khedouri
Frederick N. Khedouri
Director

Date:	February 19, 2015	By:	/s/ Marc E. Becker
Marc E. Becker
Director

Date:	February 19, 2015	By:	/s/ Mark C. Biderman
Mark C. Biderman
Director

Date:	February 19, 2015	By:	/s/ Thomas D. Christopoul
Thomas D. Christopoul
Director

Date:	February 19, 2015	By:	/s/ Frederick J. Kleisner
Frederick J. Kleisner
Director

Date:	February 19, 2015	By:	/s/ Hope S. Taitz
Hope S. Taitz
Director