Form 10-Q
period 2015-03-31
Apollo Residential Mortgage, Inc.
filed 2015-05-07
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of May 6, 2015, there were 32,097,377 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$108,240	$114,443
Restricted cash	59,622	69,006
Residential mortgage-backed securities, at fair value ($3,558,300 and $3,583,853 pledged as collateral, respectively)	3,661,970	3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value	183,328	104,438
Other investment securities, at fair value ($97,049 and $34,228 pledged as collateral, respectively)	97,049	34,228
Other investments	42,828	40,561
Mortgage loans, at fair value ($0 and $13,602 pledged as collateral, respectively)	—	14,120
Investment related receivable ($0 and $168,705 pledged as collateral, respectively)	1,064	191,455
Interest receivable	11,466	10,455
Derivative instruments, at fair value	5,541	11,642
Other assets	2,245	2,073
Total Assets	$4,173,353	$4,348,053

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,303,385	$3,402,327
Non-recourse securitized debt, at fair value	30,306	34,176
Investment related payable	1,053	76,105
Obligation to return cash held as collateral	1,040	2,546
Accrued interest payable	7,263	13,026
Derivative instruments, at fair value	16,402	8,949
Payable to related party	4,365	4,968
Dividends payable	19,056	18,305
Accounts payable, accrued expenses and other liabilities	1,616	1,699
Total Liabilities	3,384,486	3,562,101

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,088,045 shares issued and outstanding	321	321
Additional paid-in capital	793,767	793,274
Accumulated deficit	(5,290)	(7,712)
Total Stockholders’ Equity	788,867	785,952
Total Liabilities and Stockholders’ Equity	$4,173,353	$4,348,053

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended March 31,
	2015	2014
Interest Income:
Residential mortgage-backed securities	$35,614	$35,825
Securitized mortgage loans	2,167	2,246
Other	1,514	109
Total Interest income	39,295	38,180
Interest Expense:
Repurchase agreements	(7,465)	(6,826)
Securitized debt	(366)	(442)
Total Interest Expense	(7,831)	(7,268)

Net Interest Income	31,464	30,912

Other Income/(Loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	8,539	(11,810)
Unrealized gain on residential mortgage-backed securities, net	12,205	50,647
Unrealized gain on securitized debt	13	10
Unrealized gain on securitized mortgage loans, net	2,362	1,054
Unrealized gain/(loss) on other investment securities	(29)	122
Loss on derivative instruments, net (includes ($15,718), and ($18,718) of unrealized (losses), respectively)	(26,521)	(37,190)
Other, net	12	18
Other Income/(Loss), net	(3,419)	2,851

Operating Expenses:
General and administrative (includes ($493) and ($459) of non-cash stock based compensation, respectively)	(3,850)	(3,095)
Management fee - related party	(2,787)	(2,786)
Total Operating Expenses	(6,637)	(5,881)

Net Income	$21,408	$27,882
Preferred Stock Dividends Declared	(3,450)	(3,450)
Net Income Allocable to Common Stock and Participating Securities	$17,958	$24,432

Earnings per Common Share - Basic and Diluted	$0.55	$0.76

Dividends Declared per Share of Common Stock	$0.48	$0.40

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	6,900,000	$69	32,088,045	$321	$793,274	$(7,712)	$785,952
Equity based compensation expense	—	—	—	—	493	—	493
Net income	—	—	—	—	—	21,408	21,408
Dividends declared on preferred stock	—	—	—	—	—	(3,450)	(3,450)
Dividends declared on common stock	—	—	—	—	—	(15,536)	(15,536)
Balance at March 31, 2015	6,900,000	$69	32,088,045	$321	$793,767	$(5,290)	$788,867

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$21,408	$27,882
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(7,010)	(5,553)
Amortization of deferred financing costs	126	84
Equity based compensation expense	493	459
Unrealized (gain) on mortgage-backed securities, net	(12,205)	(50,647)
Unrealized (gain) on securitized mortgage loans, net	(2,362)	(1,054)
Unrealized loss on derivative instruments, net	15,718	18,718
Unrealized (gain) on securitized debt	(13)	(10)
Unrealized (gain)/loss on other investment securities	29	(122)
Realized (gain) on sales of mortgage-backed securities	(10,638)	(2,767)
Realized loss on sales of mortgage-backed securities	2,099	14,577
Realized (gain)/loss on derivative instruments	5,839	13,683
Realized loss on real estate owned, net	39	—
Depreciation of BFT Contracts	71	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	(904)	838
(Increase)/decrease in other assets	473	(18)
Decrease in accrued interest payable	(5,763)	(1,773)
Decrease in accounts payable and accrued expenses	(63)	(910)
Decrease in payable to related party	(795)	(1,081)
Decrease in other liabilities	(19)	—
Net cash provided/(used) by operating activities	6,523	12,306
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(945,017)	(185,668)
Proceeds from sales of mortgage-backed securities	1,081,307	287,523
Purchases of mortgage loans, simultaneously securitized	(67,357)	—
Purchase of other investment securities	(65,221)	(953)
Warehouse line advances	(2,203)	(3,016)
Payments received on warehouse line	4,916	—
Purchase of real estate subject to sale agreements	(3,279)	—
Purchase of mortgage loans	(1,795)	—
Increase in restricted cash related to investing activities	(11,721)	(4,616)
Decrease in cash collateral held related to investing activities	(1,506)	(17,987)
Principal payments received on mortgage-backed securities	100,628	64,679
Principal payments received on securitized mortgage loans	3,696	1,499
Principal payments received on other investment securities	2,695	301
Principal payments received on other investments	28	—
Principal payments received on mortgage loans	210	—
Payments made for termination of derivative instruments	(1,977)	(6,424)
Purchase of interest rate swaptions	(6,026)	(5,367)
Net cash provided in investing activities	87,378	129,971
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

(Continued.)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	4,105,385	3,132,738
Repayments of repurchase agreement borrowings	(4,204,328)	(3,307,452)
Decrease in restricted cash related to financing activities	21,104	34,036
Principal payments on securitized debt	(3,857)	(2,118)
Payments made for deferred financing costs	(174)	(28)
Dividends paid on preferred stock	(3,450)	(3,450)
Dividends paid on common stock and dividend equivalent rights	(14,784)	(13,291)
Net cash used by financing activities	(100,104)	(159,565)
Net decrease in cash	(6,203)	(17,288)
Cash and cash equivalents at beginning of period	114,443	127,959
Cash and cash equivalents at end of period	$108,240	$110,671

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$12,126	$8,714

Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$83	$12,878
Dividends and dividend equivalent rights declared, not yet paid	$19,056	$16,407

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)
Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entities (or, VIEs) in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in index, which index is typically the one month London Interbank Offered Rate; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM-RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014 that upon purchase was comprised of 63 residential mortgage loans with an unpaid principal balance of $17,645; “Fannie Mae” refers to the Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow us to enter into a Swap at the expiration of the option period; and “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis.
Note 1– Organization
We were incorporated as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. We are externally managed and advised by ARM Manager, LLC (or, Manager), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries, Apollo).
We operate and have elected to qualify as a real estate investment trust (or, REIT) under the Internal Revenue Code of 1986, as amended (or, Internal Revenue Code), commencing with the taxable year ended December 31, 2011. We also operate our business in a manner that allows us not to register as an investment company as defined under the Investment Company Act of 1940 (or, 1940 Act).
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. At March 31, 2015, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

related investments associated with our Seller Financing Program. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or, the SEC) on February 19, 2015. Our results of operations for the quarterly period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At March 31, 2015 and December 31, 2014, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits and, we had $40,002 and $40,000 invested in a money market fund at March 31, 2015 and December 31, 2014, respectively. We held cash pledged by our counterparties to us of $1,040 and $2,546 at March 31, 2015 and December 31, 2014, respectively.

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
Restricted cash represents cash held by our counterparties as collateral against our repurchase agreement borrowings, Swaps or other derivative instruments. Restricted cash is not available for general corporate purposes, but may be applied against amounts due to counterparties under our repurchase agreement borrowings and Swaps, or returned to us when our collateral requirements are exceeded or at the maturity or termination of the derivative instrument or repurchase agreement.
(e) Investment Securities and Securitized Mortgage Loans
Our investment securities, which are comprised of RMBS and other investment securities, are designated as available for sale. Our RMBS portfolio is comprised of mortgage pass-through certificates, collateralized mortgage obligations, including Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loans, which are designated as held for investment, are presented on our balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value,” are comprised of pools of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance and have been securitized through our February 2013 Securitization and March 2015 Securitization.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

At March 31, 2015, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in Risk Sharing Securities and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet. Interest income on our Risk Sharing Securities is included in “Interest Income - Other” and changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
Balance Sheet Presentation
Purchases and sales of our investment securities are recorded on the trade date. Our RMBS and other investment securities pledged as collateral against borrowings under repurchase agreements are included in “Residential mortgage-backed securities, at fair value” and “Other investment securities, at fair value” on our consolidated balance sheet, respectively, with the fair value of securities pledged disclosed parenthetically. Amounts receivable/payable associated with sales/purchases of securities at the balance sheet date are reflected on our consolidated balance sheet as “Investment related receivable” and “Investment related payable,” respectively.
For purposes of determining the applicable accounting policy with respect to our investment securities, we review credit ratings available from each of the three major credit rating agencies (i.e. Moody’s Investors Services, Inc., Standard & Poor’s Ratings Services and Fitch, Inc.) for each investment security at the time of purchase and apply the lowest rating.
The aggregate fair value of the mortgage loans associated with the February 2013 Securitization and March 2015 Securitization are presented on our consolidated balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value.” (See Notes 5 and 15.)
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
(f) Designation and Fair Value Option Election
To date, we have elected the fair value option for all of our investment securities, at the time of purchase, and our securitized debt, when initially incurred. As a result of the fair value election on such assets/liabilities, we record the change in the estimated fair value of such assets and liabilities in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have and may continue to sell certain of our investment

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

securities as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investment securities are recorded in earnings using the specific identification method.
Our securitized mortgage loans are considered held for investment purposes, as we expect that we will be required to continue to consolidate the VIEs in which such loans are held and generally do not have the authority to sell the mortgage loans held in such VIEs. Consistent with our investments in RMBS, we have elected the fair value option for our securitized mortgage loans and, as a result, we record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses).
We believe that our election of the fair value option for our investment securities, securitized mortgage loans and securitized debt improves financial reporting, as such treatment is consistent with how we present the changes in the fair value of our Swaps, Swaptions and TBA Contracts, all of which are derivative instruments, through earnings.

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
Securitized Mortgage Loans and Mortgage Loans
Application of the interest method of accounting for our pools of securitized mortgage loans and mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for each pool of mortgage loans. To the extent the actual performance of a loan pool is better than last expected, the yield is adjusted upward

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

prospectively to reflect the revised estimate of cash flows over the remaining life of such mortgage pool. However, if the revised cash flow estimates on a loan pool provides a lower yield than the original or the last calculated yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the loan pool that is recorded in earnings) such that the yield will remain unchanged. Decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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
Warehouse Line Receivable
We accrue interest income on our warehouse line receivable, which is included as a component of our “Interest income-other” and “Other investments,” on our consolidated financial statements, based on the contractual terms governing the warehouse line receivable agreement. We assess the collectability of the warehouse receivable and associated income on at least a quarterly basis.

(h)	Investment Consolidation and Transfers of Financial Assets
We evaluate the underlying entity that issues securities we acquire or to which we make a loan to determine the appropriate accounting.
In VIEs, an entity is subject to consolidation if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs that meet certain scope characteristics are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. We are required on an ongoing basis to assess whether we are the primary beneficiary of a VIE.
With respect to the March 2015 Securitization, we retained 100% of the security issued in the securitization and, as a result, we consolidate the VIE/securitization trust. With respect to the February 2013 Securitization, we consolidate the VIE/securitization trust that was created to facilitate the transaction and to which the underlying assets in connection with the securitization were transferred. In determining the accounting treatment to be applied to this securitization transaction, we evaluate whether the entity used to facilitate these transactions was a VIE and, if so, whether it should be consolidated. Based on our evaluations, we have concluded since inception of this securitization that the VIE should be consolidated. If we determine in the future that consolidation is not required, we would have to assess whether the transfer of the underlying assets qualify as a sale or should be accounted for as secured financings under GAAP.
We may periodically enter into transactions in which we sell assets. Upon a transfer of financial assets, we may sometimes retain or acquire senior or subordinated interests in the related assets. In connection with such transactions, a determination must be made as to whether we, as the transferor, have surrendered control over transferred financial assets. That determination must consider our continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under applicable GAAP limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.
From time to time, we may securitize mortgage loans we hold if such securitization allows us access to better financing terms. Depending upon the structure of the securitization transaction these transactions will be accounted for as either a “sale” and the loans will be removed from the consolidated balance sheet or, as a “financing” with the loans remaining on our consolidated balance sheet. Significant judgment may be exercised by us in determining whether a transaction should be recorded as a “sale” or a “financing.”

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(i)	Deferred Financing Costs
Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. Our deferred financing costs may include legal, accounting and other related fees. These deferred charges are included on our consolidated balance sheet as a component of “Other assets.” The amortization of deferred charges associated with our securitized debt is adjusted to reflect actual repayments of the securitized debt. (See Notes 9 and 15.)

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
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in the consolidated statements of operations in the line item “Loss on derivative instruments, net.”
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
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2015, none of our repurchase agreements had been accounted for as components of linked transactions. Through March 31, 2015 all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. However, securities associated with the February 2013 Securitization are eliminated in consolidation with the VIE. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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

(n)	Income Taxes (Amounts in this Note 2(n) are not presented in thousands.)
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations through March 31, 2015.
As of December 31, 2014, we had estimated net capital loss carryforward amounts of $84.0 million which may be carried forward and applied against future net capital gains. Our capital loss carryforward amounts will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by the capital loss carryforward. In addition, as of December 31, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.3 million and net deferred tax losses from terminated Swaptions of $14.9 million. These deferred gains/losses are expected to be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
We have elected to treat certain wholly owned subsidiaries as taxable REIT subsidiaries (or, TRSs). A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2014, our TRSs, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of $1.3 million and a capital loss carryforward of $0.1 million. Given the limited operating history of our TRSs, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million and $0.06 million, associated with our net operating loss carryforward and capital loss carryforward, respectively, had been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2014, and had not recorded any tax benefits through March 31, 2015.
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
Our capital loss carryforward amounts expire in 2018 and 2019. Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2011.
(o) Variable Interest Entities
     We consolidate a VIE when we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.   We are required to reconsider our evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE.
We have entered into securitization transactions which result in us consolidating the VIEs that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. In determining the accounting treatment to be applied to these securitization transactions, we evaluated whether the entities used to facilitate these transactions were VIEs and, if so, whether they should be consolidated.  Based on our evaluations, we concluded that the VIEs should be consolidated.  If we had determined that consolidation was not required, we would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP.
Prior to the completion of our initial securitization transaction in February 2013, we had not transferred assets to VIEs or Qualifying Special Purpose Entities (or, QSPEs) and other than acquiring RMBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 15.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(p)	Recent Accounting Pronouncements
Accounting Standards Adopted
In January 2014, the Financial Accounting Standards Board (or, FASB) issued guidance in order to help determine when a creditor should derecognize a loan receivable and recognize the real estate property by clarifying when an in substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred. The guidance is effective for public business entities for fiscal years beginning after December 15, 2014. The adoption of this guidance did not have a material impact our consolidated financial statements.
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held-for-sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held-for-sale. The guidance is effective for all disposals (or classifications as held-for-sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not impact our consolidated financial statements.
In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption of this guidance is permitted as of the beginning of an annual period. Our early adoption of this guidance during the period ended March 31, 2015 did not have a material impact our consolidated financial statements. (See Note 3(b).)
In February 2015, the FASB issued guidance affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities, particularly those that have fee arrangements and related party relationships. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The amendments found in this accounting update do not affect the criteria within the Company’s VIE analysis related to its securitization trusts, which are currently consolidated. As such, our adoption of this guidance during the period ended March 31, 2015 did not have an impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our deferred financing costs. As of March 31, 2015, we had $699 of net deferred financing costs which are included as a component of "Other assets" on our consolidated balance sheet. Under the new guidance, these net deferred financing costs would reduce the associated borrowings/debt.

(q)	Reclassifications
Certain prior period amounts have been reclassified to conform to the current presentation.
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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Securitized Mortgage Loans, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, other investment securities, securitized mortgage loans and non-recourse securitized debt, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to valuations received from a third party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for our Agency RMBS, Risk Sharing Securities and TBA Contracts prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and Risk Sharing Securities as Level II valuations. While market liquidity exists for non-Agency RMBS, securities underlying our securitized mortgage loans, securitized debt and SBC-MBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, such instruments are categorized as Level III.
(c) Swaps and Swaptions
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of March 31, 2015 and December 31, 2014 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at March 31, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,004	$1,374,966	$3,661,970
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	183,328	183,328
Other investment securities	—	57,133	39,916	97,049
Swaps/Swaptions	—	5,541	—	5,541
Total	$—	$2,349,678	$1,598,210	$3,947,888
Liabilities:
Swaps	$—	$16,402	$—	$16,402
Non-recourse securitized debt	—	—	30,306	30,306
Total	$—	$16,402	$30,306	$46,708

	Estimated Fair Value at December 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,523	$1,468,109	$3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entity)	—	—	104,438	104,438
Other investment securities	—	10,395	23,833	34,228
Mortgage Loans	—	—	14,120	14,120
Long TBA Contracts	—	544	—	544
Swaps/Swaptions	—	11,098	—	11,098
Total	$—	$2,309,560	$1,610,500	$3,920,060
Liabilities:
Swaps	$—	$8,949	$—	$8,949
Non-recourse securitized debt	—	—	34,176	34,176
Total	$—	$8,949	$34,176	$43,125
(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$1,468,109	$1,212,789
Purchases	94,090	97,592
Sales	(150,440)	(6,567)
Principal repayments	(53,255)	(28,119)
Total net gains/(losses) included in net income:
Realized gains, net	4,077	2,136
Unrealized gains/(losses), net (1)	(906)	6,470
Discount accretion	13,291	14,240
Ending balance	$1,374,966	$1,298,541

(1)	Includes unrealized losses of $1,790 and $1,171 that have been classified as OTTI for the three months ended March 31, 2015 and March 31, 2014, respectively.
The following table presents a summary of the changes in the fair value of our securitized mortgage loan pools associated with our securitizations for the periods presented:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$104,438	$110,984
Mortgage loans securitized (1)	81,093	—
Principal repayments	(3,696)	(1,499)
Discount accretion and other adjustments	(630)	(41)
Unrealized gain during the period, net (2)	2,568	1,054
Loans transferred to REO	(445)	(191)
Ending balance	$183,328	$110,307

(1)	Reflects the securitization of the December 2014 Pool and the March 2015 Pool.

(2)	Amount is net of a provision for loan losses of $0 and $2,185 for the three months ended March 31, 2015 and March 31, 2014, respectively.
The following table presents a summary of the changes in the fair value of our December 2014 Pool for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Beginning balance	$14,120
Loans repurchased	(190)
Principal repayments	(19)
Discount accretion	31
Unrealized loss during the period, net	(206)
Mortgage loans securitized	(13,736)
Ending balance	$—

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$23,833	$11,515
Transferred out of Level III fair values (1)	—	(11,515)
Purchases	17,515	—
Principal repayments	(1,506)	—
Discount accretion	291	—
Unrealized loss	(217)	—
Ending balance	$39,916	$—

(1)
During the three months ended March 31, 2015, we did not transfer any investments into or out of the Level III category of the fair value hierarchy. During the three months ended March 31, 2014, we transferred an investment in Risk Sharing Securities from Level III to Level II. The Risk Sharing Securities were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.

The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$34,176	$43,354
Principal paid	(3,858)	(2,118)
Unrealized gain/(loss)	(12)	(10)
Ending balance	$30,306	$41,226
(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$1,064	$1,064	$191,455	$191,455
Warehouse line receivable (1) (2)	$25,925	$25,925	$28,639	$28,639
Mortgage loans (2)	$4,102	$4,102	$2,306	$2,306
Real estate subject to BFT contracts (2)	$12,801	$12,801	$9,616	$9,616
Financial liabilities:
Repurchase agreements	$3,303,385	$3,303,513	$3,402,327	$3,402,237
Investment related payable (1)	$1,053	$1,053	$76,105	$76,105

(1)	Carrying value approximates fair value due to the short-term nature of the item and/or that such instruments are variable rate; if applicable.

(2)	This item is included as a component of “Other investments” on our consolidated balance sheet.
To determine estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 68 days and 65 days at March 31, 2015 and December 31, 2014, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.
Note 4 – Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Principal Balance	Unamortized Premium/ (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Weighted Average Yield (3)
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$193,146	$14,008	$207,154	$206,715	$63	$(502)	2.35%	1.26%
3.5% coupon	928,460	45,350	973,810	978,178	6,822	(2,454)	3.50%	2.81%
4.0% coupon	965,952	62,394	1,028,346	1,042,378	15,073	(1,041)	4.00%	2.91%
	2,087,558	121,752	2,209,310	2,227,271	21,958	(3,997)	3.62%	2.71%
Agency IO (4)	—	—	39,598	39,971	1,104	(731)	1.95%	5.36%
Agency Inverse IO (4)	—	—	19,338	19,762	484	(60)	6.25%	9.72%
Total Agency securities	2,087,558	121,752	2,268,246	2,287,004	23,546	(4,788)	3.41%	2.82%
Non-Agency RMBS	1,565,644	(266,158)	1,299,486	1,374,966	78,802	(3,322)	1.52%	6.35%
Total RMBS	$3,653,202	$(144,406)	$3,567,732	$3,661,970	$102,348	$(8,110)	2.71%	4.10%

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount) (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Weighted Average Yield (3)
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$98,079	$7,196	$105,275	$105,122	$6	$(159)	2.36%	1.14%
3.5% coupon	495,214	20,245	515,459	515,628	1,536	(1,367)	3.50%	2.87%
4.0% coupon	1,173,972	82,353	1,256,325	1,256,724	8,357	(7,958)	4.00%	2.86%
4.5% coupon	336,353	25,863	362,216	366,472	4,256	—	4.50%	2.83%
	2,103,618	135,657	2,239,275	2,243,946	14,155	(9,484)	3.89%	2.78%
Agency Inverse Floater	1,359	3,590	4,949	5,094	145	—	81.76%	11.82%
Agency IO (4)	—	—	11,948	11,941	62	(69)	2.24%	7.24%
Agency Inverse IO (4)	—	—	26,489	26,542	306	(253)	6.30%	8.69%
Total Agency securities	2,104,977	139,247	2,282,661	2,287,523	14,668	(9,806)	3.93%	2.87%
Non-Agency RMBS	1,682,858	(289,345)	1,393,513	1,468,109	78,434	(3,838)	1.46%	5.86%
Total RMBS	$3,787,835	$(150,098)	$3,676,174	$3,755,632	$93,102	$(13,644)	2.91%	4.00%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $0 and $76,009 at March 31, 2015 and December 31, 2014 respectively, with an estimated fair value of $0 and $75,990, respectively, at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See table included in Note 4(f).

(2)	Amortized cost is reduced by unrealized losses that are classified as OTTI. We recognized OTTI of $1,790 and $1,171 for the three months ended March 31, 2015 and 2014, respectively.

(3)	Weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At March 31, 2015 and December 31, 2014, our Agency IO had a notional balance of $505,136 and $133,924, respectively, and our Agency Inverse IO had a notional balance of $100,643 and $138,293, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Principal Balance	Unamortized Premium/ (Discount)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae
ARMs	$166,907	$12,205	$179,112	$178,787	$63	$(388)
3.5% Coupon	435,874	22,626	458,500	459,718	2,308	(1,090)
4.0% Coupon	243,776	16,832	260,608	262,853	2,998	(753)
	846,557	51,663	898,220	901,358	5,369	(2,231)
Freddie Mac
ARMs	26,239	1,803	28,042	27,928	—	(114)
3.5% Coupon	492,586	22,724	515,310	518,460	4,514	(1,364)
4.0% Coupon	722,176	45,562	767,738	779,525	12,075	(288)
	1,241,001	70,089	1,311,090	1,325,913	16,589	(1,766)
Total Agency pass-through RMBS	$2,087,558	$121,752	$2,209,310	$2,227,271	$21,958	$(3,997)

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae
ARMs	$78,731	$5,878	$84,609	$84,537	$6	$(78)
3.5% Coupon	149,436	6,200	155,636	155,895	417	(158)
4.0% Coupon	271,031	19,397	290,428	289,903	1,531	(2,056)
4.5% Coupon	294,177	22,712	316,889	320,653	3,764	—
	793,375	54,187	847,562	850,988	5,718	(2,292)
Freddie Mac
ARMs	19,348	1,318	20,666	20,585	—	(81)
3.5% Coupon	345,778	14,045	359,823	359,733	1,119	(1,209)
4.0% Coupon	902,941	62,956	965,897	966,821	6,826	(5,902)
4.5% Coupon	42,176	3,151	45,327	45,819	492	—
	1,310,243	81,470	1,391,713	1,392,958	8,437	(7,192)
Total Agency pass-through RMBS	$2,103,618	$135,657	$2,239,275	$2,243,946	$14,155	$(9,484)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,122,070	$(163,162)	$958,908	$1,015,003	$58,613	$(2,518)
Alt-A	224,825	(51,693)	173,132	186,428	13,937	(641)
Option ARMs	218,749	(51,303)	167,446	173,535	6,252	(163)
Total Non-Agency RMBS	$1,565,644	$(266,158)	$1,299,486	$1,374,966	$78,802	$(3,322)

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,257,231	$(184,851)	$1,072,380	$1,129,045	$59,350	$(2,685)
Alt-A	220,220	(53,283)	166,937	179,767	13,329	(499)
Option ARMs	205,407	(51,211)	154,196	159,297	5,755	(654)
Total Non-Agency RMBS	$1,682,858	$(289,345)	$1,393,513	$1,468,109	$78,434	$(3,838)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at March 31, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$491,665	$(2,097)	12	$227,791	$(1,398)	6
Agency IO	16,009	(731)	5	—	—	0
Agency Inverse IO	2,633	(60)	1	—	—	0
ARM-RMBS	164,556	(502)	7	—	—	0
Total Agency RMBS	674,863	(3,390)	25	227,791	(1,398)	6
Non-Agency RMBS	305,404	(2,765)	56	15,308	(557)	8
Total RMBS	$980,267	$(6,155)	81	$243,099	$(1,955)	14

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended March 31, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
Agency RMBS	$22,539	$(6,018)	$16,521
Non-Agency RMBS	5,802	13,291	19,093
Total	$28,341	$7,273	$35,614

	Three Months Ended March 31, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
Agency RMBS	$25,807	$(8,648)	$17,159
Non-Agency RMBS	4,427	14,239	18,666
Total	$30,234	$5,591	$35,825
(f) Realized and Unrealized Gains and Losses on RMBS
The following tables present components of realized gains/(losses) and the change in unrealized gains/(losses), net on our RMBS portfolio for the periods presented:

	Three Months Ended March 31, 2015
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency Pass-through	$4,294	$13,577
Agency Inverse	43	(145)
Agency IO	(112)	208
Agency Inverse IO	237	(243)
Agency ARM-RMBS	—	(286)
Non-Agency RMBS	4,077	(906)
Total	$8,539	$12,205

	Three Months Ended March 31, 2014
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency Pass-through	$(14,299)	$42,668
Agency IO	—	1,041
Agency Inverse IO	412	406
Agency ARM-RMBS	(59)	62
Non-Agency	2,136	6,470
Total	$(11,810)	$50,647

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at March 31, 2015 and December 31, 2014:

Contractual Maturities of RMBS (1)	March 31, 2015	December 31, 2014
> 10 years and < or equal to 20 years	$595,707	$628,787
> 20 years and < or equal to 30 years	2,869,765	2,977,089
> 30 years	196,498	149,756
Total	$3,661,970	$3,755,632

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

	Three Months Ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(95,504)	$(194,451)
Accretion of discount	—	13,268
Realized credit losses	957	—
Purchases	(85)	(2,793)
Sales and other	4,807	9,161
OTTI recognized	(1,790)	—
Transfers/release of credit reserve	6,394	(6,394)
Balance at end of period	$(85,221)	$(181,209)

(1)
At March 31, 2015, our non-Agency RMBS had gross discounts of $266,430, which included credit discounts of $67,001 and OTTI of $18,393. At December 31, 2014, our non-Agency RMBS had gross discounts of $289,955, which included credit discounts of $76,914 and OTTI of $18,590.

Note 5 – Securitized Mortgage Loans and Mortgage Loans
On December 18, 2014, we purchased the December 2014 Pool, comprised of 63 performing, re-performing and non-performing residential mortgage loans with an aggregate principal balance of $17,645 at a purchase price of $14,120. The loans in the December 2014 Pool were originated between 1999 and 2008 and are collateralized by properties located in Florida, with approximately 80.4% located in Miami-Dade County at March 31, 2015. As of March 31, 2015, 74.0% of the outstanding loan balance was comprised of loans made to borrowers that represented they would not occupy the property as their primary residence and 88.1% of the loan balance had an interest-only payment for the first 10 years of the loan and approximately 44.9% of the loan balance was made to non-resident aliens at the time the loan was originated. On March 5, 2015 we combined the December 2014 Pool with the March 2015 Pool in the March 2015 Securitization discussed below.
On March 5, 2015, we purchased the March 2015 Pool, comprised of 621 performing, re-performing and non-performing residential mortgage loans with an aggregate principal balance of $73,414 at a purchase price of $67,357. Upon purchasing this pool, we completed the March 2015 Securitization, combining the March 2015 Pool with the December 2014 Pool. We retained 100% of the security created in the March 2015 Securitization and, as a result, we consolidate the associated VIE/securitization trust, reporting the securitized loans at fair value.
In February 2013, we purchased the February 2013 Pool, comprised of 755 performing and re-performing residential mortgage loans with an unpaid principal balance of $155,001 for $113,038, which we simultaneously securitized in the February 2013 Securitization. We consolidate the February 2013 Securitization trust. Mortgages in the February 2013

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Securitization trust are comprised of seasoned, fully amortizing, negatively amortizing and balloon, fixed-rate and adjustable-rate mortgage loans, secured by first liens on one-to-four family residential properties. The servicer for the loans underlying the February 2013 Securitization is appointed by us and may modify certain provisions of the loans in order to mitigate losses. (See Note 15.)
The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$104,438	$110,984
Mortgage loans securitized	81,093	—
Principal repayments	(3,696)	(1,499)
Discount accretion and other adjustments	(630)	(41)
Unrealized gain during the period, net (1)	2,568	1,054
Loans transferred to REO	(445)	(191)
Ending balance	$183,328	$110,307

(1)	Amount is net of the recognition of provision for loan losses of $0 and $2,185 for the three months ended March 31, 2015 and March 31, 2014, respectively.
The following table presents certain information about mortgage loans underlying our securitized mortgage loans at March 31, 2015:

	March 31, 2015
	March 2015 Securitization	February 2013 Securitization
Performing (1)	$31,385	$39,883
Re-performing (1)	54,293	68,311
Non-performing (1)	4,876	27,200
Purchase discount	(8,882)	(40,746)
Loan loss provision	—	(3,218)
Fair value adjustment	395	9,831
Total	$82,067	$101,261

(1)
“Performing” loans are no more than 60 days delinquent, “re-performing” loans have had their initial terms modified and are no more than 60 days delinquent and “non-performing” loans are comprised of any loans that are more than 60 days past due.

The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at March 31, 2015:

	Principal Balance
Property Location	March 2015 Securitization	February 2013 Securitization	Total	Total Concentration
California	$11,662	$29,384	$41,046	18.2%
Florida	21,680	19,204	40,884	18.1
Maryland	1,701	16,869	18,570	8.2
Texas	4,455	9,671	14,126	6.2
New York	3,524	9,098	12,622	5.6
Other states and the District of Columbia	47,533	51,168	98,701	43.7
Total	$90,555	$135,394	$225,949	100.0%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 6 – Other Investment Securities
The following table presents certain information about our other investment securities portfolio at March 31, 2015 and December 31, 2014:

	Principal Balance	Unamortized Premium/ (Discount), net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses (2)	Weighted Average Coupon	Estimated Weighted Average Yield (3)
	March 31, 2015
Risk Sharing Securities - Freddie Mac	$36,221	$216	$36,437	$36,774	$377	$(40)	3.25%	4.70%
Risk Sharing Securities - Fannie Mae	20,205	28	20,233	20,359	129	(3)	2.81	4.26
SBC-MBS	45,515	(5,347)	40,168	39,916	18	(270)	0.74	5.02
Total	$101,941	$(5,103)	$96,838	$97,049	$524	$(313)	2.04%	4.74%

	December 31, 2014
Risk Sharing Securities - Freddie Mac	$10,082	$38	$10,120	$10,395	$288	$(13)	3.56%	4.27%
SBC-MBS	27,136	(3,268)	23,868	23,833	—	(35)	0.90	5.17
Total	$37,218	$(3,230)	$33,988	$34,228	$288	$(48)	1.62%	4.91%

(1)
Amortized cost is reduced by unrealized losses that are classified as OTTI, which was $109 and $0 at March 31, 2015 and December 31, 2014, respectively. We did not recognize any OTTI on our other investment securities during the three months ended March 31, 2015 or March 31, 2014.

(2)	Amounts presented include eight and two other investment securities which as of March 31, 2015 and December 31, 2014, respectively, were in an unrealized loss position for less than 12 months.

(3)	The estimated weighted average yield presented incorporates estimates for future prepayment assumptions and forward interest rate assumptions.
The following tables present components of interest income on our other investment securities for the periods presented:

	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income
	Three Months Ended March 31, 2015
Risk Sharing Securities - Freddie Mac	$161	$22	$183
Risk Sharing Securities - Fannie Mae	48	11	59
SBC-MBS	68	291	359
Total	$277	$324	$601

	Three Months Ended March 31, 2014
Risk Sharing Securities - Freddie Mac	$100	$1	$101
Total	$100	$1	$101
During the three months ended March 31, 2015, we invested $17,515 in SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property. In some instances, certain mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principal(s) of the related business and/or borrowing entity. As part of underwriting small balance commercial loans, real estate appraisals of the underlying real estate are generally obtained at origination of the mortgage assets underlying the SBC-MBS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents the changes in the components of our purchase discount on other investment securities between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(364)	$(2,904)
Accretion of discount	—	291
Purchases	—	(2,371)
Transfers/release of credit reserve	255	(255)
Balance at end of period	$(109)	$(5,239)

(1)
We did not have any investments in SBC-MBS prior to September 2014. At March 31, 2015, our SBC-MBS had gross discounts of $5,348, which included credit discounts of $0 and OTTI of $109. At December 31, 2014, our SBC-MBS had gross discounts of $3,268, which included credit discounts of $255 and OTTI of $109.

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
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower which owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line. All BFT Contracts purchased through March 31, 2015 are considered real estate subject to BFT Contracts, which real estate is depreciated until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts, we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payment in interest income as received.
The following table presents components of the carrying value of our other investments at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Warehouse line receivable	$25,925	$28,639
Real estate subject to BFT Contracts, net of accumulated depreciation (1) (2)	12,801	9,616
Mortgage loans purchased through Seller Financing Program	4,102	2,306
Total	$42,828	$40,561

(1)
BFT Contracts on real estate at March 31, 2015 had an aggregate principal balance of $12,923 with a weighted average stated interest rate of 8.62%. BFT Contracts on real estate at December 31, 2014 had an aggregate principal balance of $9,655 with a weighted average stated interest rate of 8.88%.

(2)	Net of $119 and $48 of accumulated depreciation at March 31, 2015 and December 31, 2014, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 8 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at March 31, 2015 and December 31, 2014:

Investment Category	March 31, 2015	December 31, 2014
Agency RMBS - Fannie Mae (1)	$2,878	$3,101
Agency RMBS - Freddie Mac (1)	4,661	4,798
Agency RMBS - Ginnie Mae (1)	84	30
Non-Agency RMBS	781	1,068
Total RMBS interest receivable	8,404	8,997
Securitized mortgage loans	2,121	719
Other investment securities	41	10
Other investments	900	609
Mortgage loans	—	120
Total	$11,466	$10,455

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at March 31, 2015 and December 31, 2014:

Investment Related Receivables	March 31, 2015	December 31, 2014
Unsettled sales of Agency RMBS	$970	$188,527
Principal payments due from broker	94	2,928
Total investment related receivables	$1,064	$191,455
Note 9 – Borrowings Under Repurchase Agreements
As of March 31, 2015, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $3,303,385 with 16 counterparties. At March 31, 2015 and December 31, 2014, we had approximately $699 and $652, respectively, of deferred financing costs, net of amortization, included in “Deferred financing costs, net” on our consolidated balance sheet.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 24 months. The following table presents certain characteristics of our repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$2,074,306	0.37%	24	$2,205,082	0.34%	16
Non-Agency RMBS (1)	1,151,984	1.90	151	1,159,698	1.95	160
Other investment securities	77,095	1.53	31	28,805	1.74	13
Mortgage loans	—	—	—	8,742	2.79	120
Total	$3,303,385	0.93%	68	$3,402,327	0.91%	65

(1)
Includes $94,868 and $33,153 of repurchase borrowings collateralized by non-Agency RMBS of $130,672 and $47,786 at March 31, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIE associated with the February 2013 and March 2015 Securitizations.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents repricing information about our borrowings under repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,090,139	0.77%	$2,658,515	0.73%
Over 30 days to 60 days	699,052	0.92	501,291	1.34
Over 60 days to 90 days	224,861	1.17	116,196	1.92
Over 90 days to 120 days	157,944	1.92	35,668	1.94
Over 120 days to 360 days	131,389	1.99	90,657	2.01
Total	$3,303,385	0.93%	$3,402,327	0.91%
The following table presents the contractual maturity of our repurchase agreements at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,871,144	0.59%	$2,461,835	0.61%
Over 30 days to 60 days	601,199	0.71	393,555	1.10
Over 60 days to 90 days	224,861	1.17	116,196	1.92
Over 90 days to 120 days	157,944	1.92	35,668	1.56
Over 120 days to 360 days	350,384	2.18	287,337	2.18
Over 360 days	97,853	2.26	107,736	2.23%
Total	$3,303,385	0.93%	$3,402,327	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 10 – Collateral Positions
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$25,895	$(1,040)	$14,176	$2,546
Repurchase agreement borrowings:
Agency RMBS (2)	2,179,379	—	2,297,050	—
Non-Agency RMBS (3)	1,505,638	—	1,499,296	—
Other investment securities	97,049	—	34,228	—
Mortgage loans	—		13,602
Restricted cash	33,727	—	54,830	—
	3,815,793	—	3,899,006	—
Clearing margin:
Agency RMBS	3,955	—	3,998	—
Total	$3,845,643	$(1,040)	$3,917,180	$2,546

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and therefore is included with cash with a corresponding liability, "Obligation to return cash held as collateral" on our consolidated balance sheet.

(2)	Includes Agency RMBS of $0 and $168,705 that were sold but unsettled at March 31, 2015 and December 31, 2014, respectively.

(3)
Includes non-Agency RMBS of $130,672 and $47,786 at March 31, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities pledged.

The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$2,179,379	$2,139,383	$6,138	$2,185,517
Non-Agency RMBS (2)	1,505,638	1,427,559	2,286	1,507,924
Other investment securities	97,049	96,838	38	97,087
Cash	33,727	—	—	33,727
	3,815,793	3,663,780	8,462	3,824,255
Cash pledged for derivatives contracts	25,895	—	—	25,895
Agency RMBS pledged for clearing margin	3,955	3,805	12	3,967
Total	$3,845,643	$3,667,585	$8,474	$3,854,117
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(Tables and notes continued.)

	December 31, 2014
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$2,297,050	$2,287,498	$7,015	$2,304,065
Non-Agency RMBS (3)	1,499,296	1,423,853	1,144	1,500,440
Other investment securities	34,228	33,988	10	34,238
Mortgage loans	13,602	13,602	116	13,718
Cash	54,830	—	—	54,830
	3,899,006	3,758,941	8,285	3,907,291
Cash pledged for derivative contracts	14,176	—	—	14,176
Agency RMBS pledged for clearing margin	3,998	3,907	12	4,010
Total	$3,917,180	$3,762,848	$8,297	$3,925,477

(1)	Includes Agency RMBS of $0 and $168,705 that were sold but unsettled at March 31, 2015 and December 31, 2014, respectively.

(2)
Includes a non-Agency RMBS with a fair value of $130,672, an amortized cost of $128,073 and the associated interest receivable of $1,505, all of which were eliminated in consolidation with VIEs at March 31, 2015.

(3)
Includes a non-Agency RMBS with a fair value of $47,786, an amortized cost of $46,319 and the associated interest receivable of $110, all of which were eliminated in consolidation with a VIE at December 31, 2014.

We consolidate the VIEs associated with our securitizations. These securitization trusts, which are VIEs, were created to facilitate our securitization transactions. As part of the February 2013 Securitization, the most senior security created was sold to a third-party investor and as such, when we consolidate this securitization trust, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” Our securitized mortgage loans are restricted in that they can only be used to fulfill the obligations of their associated securitization trust. (See Note 15.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through March 31, 2015, we remained in compliance with all of our financial covenants. (See Notes 9, 11 and 12.)
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at March 31, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
March 31, 2015
Swaps and Swaptions, at fair value	$5,541	$—	$5,541	$(2,328)	$(1,040)	$2,173
Total	$5,541	$—	$5,541	$(2,328)	$(1,040)	$2,173
December 31, 2014
Swaps and Swaptions, at fair value	$11,098	$—	$11,098	$(3,711)	$(2,516)	$4,871
Long TBA Contracts, at fair value	544	—	544	—	(30)	514
Total	$11,642	$—	$11,642	$(3,711)	$(2,546)	$5,385

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
March 31, 2015
Swaps and Swaptions, at fair value	$16,402	$—	$16,402	$(2,328)	$(14,074)	$—
Repurchase agreements	3,303,385	—	3,303,385	(3,303,385)	—	—
Total	$3,319,787	$—	$3,319,787	$(3,305,713)	$(14,074)	$—
December 31, 2014
Swaps and Swaptions, at fair value	$8,949	$—	$8,949	$(3,711)	$(5,238)	$—
Repurchase agreements	3,402,327	—	3,402,327	(3,402,327)	—	—
Total	$3,411,276	$—	$3,411,276	$(3,406,038)	$(5,238)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at March 31, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,782,067 and $3,830,574 at March 31, 2015 and December 31, 2014, respectively. The amounts pledged include $130,672 and $47,786 of RMBS that are not included in our consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively, as such assets were eliminated in consolidation with a VIE.

(4)
Total cash pledged against our Swaps was $25,895 and $14,176 at March 31, 2015 and December 31, 2014, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $33,727 and $54,830 at March 31, 2015 and December 31, 2014, respectively.

Note 12 – Derivative Instruments
We enter into derivative contracts, which through March 31, 2015 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts, which may be Long TBA Contracts or Short TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as a net gain/(loss) on derivative instruments on our consolidated statements of operations.
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
Information with respect to our derivative instruments as presented on our consolidated balance sheets at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$679,000	$1,521	$957,000	$9,543
Swaptions - assets	1,425,000	4,020	1,250,000	1,555
Swaps - (liabilities)	1,008,000	(16,402)	730,000	(8,949)
Long TBA Contracts - assets	—	—	100,000	544
Total	$3,112,000	$(10,861)	$3,037,000	$2,693
The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
Term to Maturity	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)	Notional Amount	Average Fixed-Pay Rate	Average Maturity (Years)
More than one year up to and including three years	$1,109,000	1.06%	2.3	$920,000	1.07%	2.4
More than three years up to and including five years	14,000	1.51	4.9	189,000	1.02	3.2
More than five years	564,000	2.15	7.7	578,000	2.13	7.9
Total	$1,687,000	1.43%	4.2	$1,687,000	1.43%	4.4
At March 31, 2015, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.24%. The following table presents information about our Swaptions at March 31, 2015:

	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.76 - 3.00%	$2,616	8	$610,000	7.9	2.79%
3.26 - 3.50%	163	7	265,000	10.0	3.31
3.51 - 3.75%	1,241	2	325,000	10.0	3.64
3.76 - 4.00%	—	1	225,000	10.0	3.81
Total	$4,020	5	$1,425,000	9.1	3.24%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended March 31,
Character of Loss on Derivative Instruments	2015	2014
Net interest payments/accruals on Swaps (1)	$(4,964)	$(4,789)
Losses on the termination and expiration of Swaptions, net (1)	(3,862)	(6,527)
Losses on settlement of TBA Contracts, net (1)	(1,977)	(7,156)
Change in fair value of Swaps (2)	(15,476)	(10,924)
Change in fair value of Swaptions (2)	302	(7,044)
Change in fair value of TBA Contracts (2)	(544)	(750)
Total	$(26,521)	$(37,190)
Note: Each of the items presented is included as a component of “Loss on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.
The following table provides information with respect to our use of derivative instruments during the periods presented:

		Long TBA Contracts	Swaps	Swaptions
Notional Balance at December 31, 2014		$100,000	$1,687,000	$1,250,000
Notional amount of contracts entered		500,000	—	450,000
Notional amount of contracts terminated		(600,000)	—	(275,000)
Notional Balance at March 31, 2015		$—	$1,687,000	$1,425,000

	Short TBA Contracts	Long TBA Contracts	Swaps	Swaptions
Notional Balance at December 31, 2013	$400,000	$—	$1,587,000	$1,375,000
Notional amount of contracts entered	—	—	100,000	450,000
Notional amount of contracts terminated	(400,000)	—	—	(550,000)
Notional Balance at March 31, 2014	$—	$—	$1,687,000	$1,275,000
Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through March 31, 2015 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 10 and 11.) If we had breached any of these provisions at March 31, 2015 we could have been required to settle our obligations under our Swaps at their termination value of $18,112, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 13 – Interest Payable
The following table presents the components of our interest payable at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Repurchase borrowings collateralized by Agency RMBS	$1,399	$1,569
Repurchase borrowings collateralized by non-Agency RMBS (1)	3,793	8,234
Repurchase borrowings collateralized by other investment securities	99	127
Repurchase borrowings collateralized by mortgage loans	—	9
Securitized debt	97	110
Swaps	1,875	2,977
Total	$7,263	$13,026

(1)
Includes $132 and $103 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at March 31, 2015 and December 31, 2014, respectively, which securities were eliminated from our balance sheet in consolidation.

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
The term of our Management Agreement currently runs through July 27, 2016. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We incurred management fees of $2,787 and $2,786 for the three months ended March 31, 2015 and 2014, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. We recorded expenses of $1,648 and $1,937 for the three months ended March 31, 2015 and 2014, respectively, related to reimbursements for certain expenses paid by our Manager on our behalf. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on the consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At March 31, 2015 and December 31, 2014, $2,787 and $2,840, respectively, for management fees incurred but not yet paid were included in payable to related party on the consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our February 2013 Securitization, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through March 31, 2015, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At March 31, 2015, we had no reserve

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 15.)
Note 15 – Use of Special Purpose Entities and Variable Interest Entities
Special purpose entities (or, SPEs) are entities designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an unsecuritized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.
(a) Securitization transactions
We have entered into two securitization transactions that resulted in our consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. (See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization transactions.)
The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.
The following table summarizes the key details of our securitization transactions as of March 31, 2015:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Face amount of senior security issued by the VIE and sold to a third-party investor (1)	$—	$50,375	$50,375
Outstanding balance of senior security at March 31, 2015 (1)	$82,287	$29,240	$111,527
Year of final contractual maturity of senior debt	2054	2047
Face/Par value of certificates received by us (2)	$82,287	$104,626	$186,913
Cash received from sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred ($655 net of amortization as of March 31, 2015) (3)	$174	$829	$1,003
Pass-through interest rate for senior security issued - fixed rate	5.75%	4.00%

(1)	Reflects 100% of the single security issued in connection with our March 2015 Securitization was retained by us.

(2)
With respect to our February 2013 Securitization, the certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor. While the RMBS that we retained in connection with February 2013 Securitization do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and are legally permitted to pledge such securities as collateral.

(3)	Expenses incurred were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party.
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

required to consolidate the VIE created to facilitate the March 2015 Securitization and February 2013 Securitization for each reporting period from inception through March 31, 2015.
As of March 31, 2015 and December 31, 2014, the aggregate fair value of securitized mortgage loans underlying our securitizations was $183,328 and $104,438, and are included in “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value,” on our consolidated balance sheet.
Our securitization trusts receive principal and interest on the underlying mortgage loans and distribute those payments to the certificate holders. The assets and other instruments held by the securitization trusts are restricted in that they can only be used to fulfill the obligations of their respective securitization trust. The risks associated with our involvement with the VIEs is limited to the risks and rights as a certificate holder of the securities we retained.
The activities of the securitization trusts are substantially set forth in the securitization transaction documents, primarily the mortgage loan trust agreements, the trust agreements, the indenture and the securitization servicing agreements (or collectively, the Securitization Agreements). Neither the trusts nor any other entity may sell or replace any assets of the trust except in connection with: (i) certain loan defects or breaches of certain representations and warranties which have a material adverse effect on the value of the related assets; (ii) loan defaults; (iii) certain trust events of default or (iv) an optional termination of the trust, each as specifically permitted under the Securitization Agreements.
Prior to the completion of our first securitization transaction in February 2013, we had not transferred assets to VIEs or qualified special purpose entities (or QSPEs) and other than acquiring RMBS issued by such entities, had no other involvement with VIEs or QSPEs.
Securitized Debt Associated with the February 2013 Securitization
We consolidate the VIE created as a result of our February 2013 Securitization. Since the underlying trust is consolidated, the February 2013 Securitization is effectively viewed as a financing of the mortgage loans that were sold to the securitization trust to enable the senior security to be created and sold to a third-party investor. As such, the senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value” and the residential mortgage loans held by the trust that collateralize the securities issued by the trust are included as a component of “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value” on our consolidated balance sheet. The third-party beneficial interest holders in the VIE have no recourse against us, except that we may have an obligation to repurchase assets from the VIE in the event that we breach certain representations and warranties in relation to the mortgage loans sold to the VIE. Other than the foregoing, we have no obligation to provide, nor have we provided, any other explicit or implicit support to this or any other VIE that we consolidate.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at March 31, 2015, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	March 31, 2015
One year or less	$7,151
More than one year, up to and including three years	14,763
More than three years, up to and including five years	7,326
Total	$29,240
Repayment of our securitized debt will be dependent upon the cash flows generated by the mortgage loans in the February 2013 Securitization trust that collateralize such debt. The actual cash flows from the securitized mortgage loans are comprised of coupon interest, scheduled principal payments, prepayments and liquidations of the underlying mortgage loans. The actual term of the securitized debt may differ significantly from our estimate given that actual interest collections, mortgage prepayments and/or losses on liquidation of mortgages may differ significantly from those expected. (See Note 5 for more information about the mortgage loans collateralizing our securitized debt.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

VIEs - Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIEs at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014 (1)
Assets:
Securitized mortgage loans, at fair value	$183,328	$104,438
Interest receivable	$2,121	$719
Liabilities:
Borrowings under repurchase agreements	$94,868	$33,153
Non-recourse securitized debt, at fair value	$30,306	$34,176
Accrued interest payable	$229	$213

(1)	Prior presentation is conformed to the current presentation.
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIE for the periods presented:

	Three Months Ended March 31,
	2015	2014 (1)
Interest income - securitized mortgage loans	$2,167	$2,246
Interest expense - securitized debt	$(366)	$(442)
Interest expense- repurchase agreements	$(310)	$(145)
Unrealized gain on securitized mortgage loans	$2,362	$1,054
Unrealized gain on securitized debt	13	10

(1)	Prior presentation is conformed to the current presentation.
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIE for the periods presented:

	Three Months Ended March 31,
	2015	2014 (1)
Net income	$4,176	$2,723
Premium amortization/(discount accretion), net	$632	$40
Amortization of deferred financing costs	$64	$35
Unrealized (gain) on securitized mortgage loans, net	$(2,362)	$(1,054)
Unrealized (gain) on securitized debt	$(13)	$(10)
Realized loss on real estate owned, net	$39	$—
(Increase)/decrease in accrued interest receivable, less purchased interest	$(1,402)	$(69)
(Decrease) in accrued interest payable	$(13)	$(7)
Purchase of mortgage loans, simultaneously securitized	$(67,357)	$—
Other, net	$—	$1
Principal payments received on securitized mortgage loans	$3,696	$1,499
Proceeds from repurchase agreement borrowings	$156,583	$28,234
Repayments of repurchase agreement borrowings	$(94,868)	$(27,014)
Principal payments on securitized debt	$(3,857)	$(2,118)

(1)	Prior presentation is conformed to the current presentation.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 16 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At March 31, 2015, 1,279,467 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended March 31,
	2015	2014
Restricted Common Stock	$106	$90
RSUs	387	369
Total	$493	$459
At March 31, 2015, we had estimated unrecognized compensation expense of $2,409 and $610 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at March 31, 2015 is expected to be recognized over a weighted average period of 1.4 years. As of March 31, 2015, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through March 31, 2015, we have not settled RSUs in cash. However, we allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital on the consolidated statement of changes in stockholders’ equity.
The following table presents information about our equity awards for the periods presented:

	Three months ended March 31,
	2015		2014
	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	292,088	$18.05	183,922	$19.47
RSUs canceled upon delivery of common stock (2)	—	—	(1,563)	17.95
RSUs canceled or forfeited	(311)	16.02	—	—
RSUs outstanding at end of period	291,777	$18.05	182,359	$19.48

Vested RSUs	102,250	$20.14	57,671	$19.88
Unvested RSUs (3)	189,527	$16.93	124,688	$19.30

Unvested restricted common stock awards outstanding at beginning of period	43,992	$17.39	28,040	$20.37
Restricted common stock vested during the period	(2,012)	18.68	(2,900)	19.03
Unvested restricted common stock outstanding at end of period	41,980	$17.33	25,140	$20.52

(1)	Amounts are not in thousands.

(2)	Includes amounts deemed issued in net settlements.

(3)	There were no changes in restricted common stock during the period presented and no shares of restricted common stock vested during the periods presented.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 17 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2014 through March 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
For 2015 and 2014 and, all of our common stock dividends were characterized as ordinary income to stockholders.
(b) Preferred Stock
At March 31, 2015 and December 31, 2014, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share, for net proceeds of $166,572, after deducting the underwriting discount and expenses payable by us of $5,928. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the Securities Exchange Commission (or, SEC) on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Upon assessing the characteristics of the Preferred Stock, we determined that such instruments are characterized as equity instruments.
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
(c) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At March 31, 2015, we had $405,460 available under this shelf registration statement.
(d) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through March 31, 2015, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through March 31, 2015, we had not repurchased any shares of common stock under the Repurchase Program.
Note 18 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income	$21,408	$27,882
Less:
Dividends declared on Preferred Stock	3,450	3,450
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	177	153
Net income allocable to common stock – basic and diluted	$17,781	$24,279
Denominator:
Weighted average common shares - basic	32,046	32,015
Weighted average common shares - diluted	32,068	32,067
Earnings per common share - basic	$0.55	$0.76
Earnings per common share - diluted	$0.55	$0.76

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(All currency figures are presented in thousands, except per share data or as otherwise noted.)
FORWARD-LOOKING INFORMATION
We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets or other real estate related assets; changes in the prepayment rates on the mortgage loans securing our RMBS; management’s assumptions regarding default rates on the mortgage loans securing our non-Agency RMBS and our SBC-MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowing; our estimates regarding taxable income, the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on non-Agency RMBS, realized losses and changes in the composition of our Agency RMBS and non-Agency RMBS portfolios that may occur during the applicable tax period, including gain or loss on any RMBS disposals; expected leverage; general volatility of the securities markets in which we participate; our expected portfolio and scope of our target assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; rates of default or decreased recovery rates on our assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility and the effects of hedging instruments on our assets; the impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters affecting our business; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our board of directors and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity; maintenance of our qualification as a REIT for U.S. Federal income tax purposes and such other factors as our board of directors deems relevant; our ability to maintain our exclusion from registration as an investment company under the1940 Act; availability of qualified personnel through our Manager; and our understanding of our competition.
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
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of this Quarterly Report on Form 10-Q, as well as the information contained in our Annual Report on Form 10-K filed for the year ended December 31, 2014.
General
We were incorporated in Maryland on March 15, 2011 and commenced operations on July 27, 2011. We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate to qualify as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo Global Management, LLC.
At March 31, 2015, our portfolio was comprised of $2,287,004 of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), $1,374,966 of non-Agency RMBS, $183,328 of securitized mortgage loans, and $139,877 of other mortgage and mortgage related assets. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of March 31, 2015, our derivatives included Swaps and Swaptions. From time to time we also use TBA Contracts to hedge our exposure to changes in interest rates.
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at March 31, 2015, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
We primarily invest in residential mortgage and mortgage related assets throughout the United States. As of March 31, 2015, we held investments in RMBS, including Agency pass-through RMBS (whose underlying collateral is primarily comprised of 30 year fixed-rate mortgages), Agency Inverse Floaters, Agency IO, Agency Inverse IO, non-Agency RMBS, securitized mortgage loans, other mortgage-related securities, mortgage loans and other real estate related investments associated with our Seller Financing Program. The Seller Financing Program refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time.

The following is a summary of our target assets at March 31, 2015:

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

Residential Mortgage Loans
Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs,
Subprime mortgage loans or other mortgage-like financing arrangements, including, but not limited to, BFT Contracts. These investments may be performing, re-performing, sub-performing or non-performing.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 4.2 times at March 31, 2015. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At March 31, 2015, we had master repurchase agreements with 23 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of March 31, 2015, we had $3,303,385 of borrowings outstanding under our repurchase agreements with 16 counterparties collateralized by $2,179,379 of Agency RMBS, $1,505,638 of non-Agency RMBS (which included $130,672 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE), and $97,049 of other investment securities. (See Notes 9, 10 and 11 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

We have engaged in and expect to continue to engage in securitization transactions. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or financing the underlying securitized financial assets on more favorable terms than available on such assets on an unsecuritized basis.
In addition to repurchase borrowings and securitized debt, subject to market conditions, we may utilize other sources of leverage in the future, including, but not limited to, securitized debt associated with resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our future use of these alternative forms of financing is subject to market conditions. (See “Recent Market Conditions and Our Strategy” section below).
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
At March 31, 2015, our Swaps had an aggregate notional of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 4.2 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that when a Swaption is “in the money” (when the Swaption has intrinsic value) at the expiration of the option period, we may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount, or receive a cash payment equal to the fair value of the underlying Swap. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At March 31, 2015, our Swaptions had an aggregate notional of $1,425,000 and a weighted average term of 5 months until expiration. At March 31, 2015, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.24% and a weighted average term of 9.1 years.
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

We hold certain securities that were issued with original issue discount (or OID). We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. Differences with respect to GAAP versus tax amortization of purchase premiums and accretion of purchase discounts on our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes and never affect the calculation of taxable income.
Depending on the structure of securitization/resecuritization transactions, for tax purposes such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes.
Critical Accounting Policies and Use of Estimates
Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Recent Market Conditions and Our Strategy during the Quarter Ended March 31, 2015
General:
During the first three months of 2015 interest rates exhibited renewed volatility, breaking out of the narrow trading range that had marked the fourth quarter of 2014. Ten year U.S. Treasury rates, which began 2015 at 2.17%, dropped to 1.64% by the end of January 2015. Stronger economic data released in early February 2015 pushed interest rates back up and ten-year U.S. Treasury rates touched as high as 2.24% during the quarter. However, comments from the Federal Reserve regarding declining energy prices and the impact on inflation led the markets to believe that tighter rate policy was further away than previously anticipated. Accordingly, interest rates retreated and ten year U.S. Treasury rates dropped once again; this time back to 1.92% by the end of March. Disappointing economic releases during March 2015 through mid-April 2015 further impacted market sentiment about the timing of Federal Reserve rate increases, moving expected rate increase to be later than previously anticipated. (See Table 1 below.) Additionally, during the first quarter of 2015, the spread between long and short-term rates narrowed relative to the spreads at the end of 2014, causing the yield curve to flatten.
The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year Treasury rate at the dates indicated during the three months ended March 31, 2015:

Table 1
	Max	Min	Average	Month End	High	Low	Average	Month End
Month Ended	Ten-Year Treasury Rate				Ten-Year Swap Rate
March 31, 2015	2.24%	1.87%	2.04%	1.92%	2.36%	1.98%	2.15%	2.04%
February 28, 2015	2.14%	1.66%	1.98%	1.99%	2.25%	1.80%	2.10%	2.15%
January 31, 2015	2.11%	1.64%	1.86%	1.64%	2.24%	1.80%	2.00%	1.80%
	Two-Year Treasury Rate				Spread Between Two and Ten Year Treasury Rate
March 31, 2015	0.72%	0.55%	0.63%	0.56%	1.52%	1.32%	1.41%	1.36%
February 28, 2015	0.66%	0.46%	0.60%	0.62%	1.48%	1.20%	1.38%	1.37%
January 31, 2015	0.66%	0.41%	0.53%	0.45%	1.45%	1.23%	1.33%	1.19%
Investment Strategy:
During the first quarter of 2015, we continued to migrate our investment portfolio toward residential credit mortgage assets, purchasing a pool of performing, re-performing and non-performing residential mortgage loans with an aggregate principal balance of $73,414 at a purchase price of $67,357. Upon purchasing the March 2015 Pool, we combined such pool with our December 2014 Pool and executed the March 2015 Securitization. We retained the security created in the March 2015 Securitization, pledging such security against repurchase agreements associated with the new borrowings. In addition, we invested $47,706 in Agency Risk Sharing Securities and $17,515 in SBC-MBS. We believe that our continued migration to credit investments has reduced our overall exposure to changes in interest rates while increasing our sensitivity to credit risk.
The following table presents the composition of our investment portfolio as a percentage of total investments as of March 31, 2015 and December 31, 2014:

Table 2	March 31, 2015	December 31, 2014
Agency pass-through RMBS	55.9%	56.8%
Agency Inverse Floater	—	0.1
Agency IO and Agency Inverse IO	1.5	1.0
Total Agency RMBS	57.4	57.9

Non-Agency RMBS	34.5	37.2
Securitized mortgage loans (1)	4.6	2.6
Mortgage loans held at fair value	—	0.4
Other investments	1.1	1.0
Other investment securities (2)	2.4	0.9
Total credit investments	42.6	42.1
Total	100.0%	100.0%

(1)	Securitized mortgage loans include securitized mortgage loans associated with the February 2013 Securitization and the March 2015 Securitization.

(2)
At March 31, 2015, other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. At December 31, 2014, other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and SBC-MBS.

Agency RMBS Portfolio/Interest Rate Hedges:
During the first quarter of 2015, our Agency RMBS portfolio experienced a fair value weighted CPR of 6.0%, comprised of 5.8% CPR on Agency pass-through securities and 12.1% on Agency IO and Agency Inverse IO securities, in the aggregate. During the first quarter of 2015, the maximum average monthly CPR of our Agency RMBS was experienced in February 2015, with an overall Agency CPR of 7.1% comprised of 7.1% on Agency pass-through securities and 11.1% on Agency IO and Agency Inverse IO securities in the aggregate.
The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at March 31, 2015 and December 31, 2014:

Table 3	March 31, 2015		December 31, 2014
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Mortgages:
3.5% Coupon	$978,178	$4,368	$515,628	$169
4.0% Coupon	1,042,378	14,032	1,256,724	399
4.5% & 5.0% Coupons	—	—	366,472	4,256
	$2,020,556	$18,400	$2,138,824	$4,824
ARMs	$206,715	$(439)	$105,122	$(153)
Agency Inverse Floater	$—	$—	$5,094	$145
Agency IO	$39,971	$373	$11,941	$(7)
Agency Inverse IO	$19,762	$424	$26,542	$53
Total	$2,287,004	$18,758	$2,287,523	$4,862

The following table presents information with respect to our Swaps and Swaptions at March 31, 2015 and December 31, 2014:

Table 4	March 31, 2015	December 31, 2014
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$(14.881)	$594
Unrealized loss, net	$(15,476)	$(34,931)
Weighted average fixed pay rate	1.43%	1.43%
Weighted average months to maturity	50	52

Swaptions:
Notional amount	$1,425,000	$1,250,000
Estimated fair value	$4,020	$1,555
Unrealized gain/(loss), net	$302	$(4,242)
Weighted average term to expiration (months)	5	5
Weighted average underlying Swap term (months)	—	112
Weighted average underlying Swap fixed pay rate	3.24%	3.53%
Credit Investments:
Our credit investments, all of which were carried at fair value, were comprised of the following at March 31, 2015 and December 31, 2014:

Table 5	March 31, 2015	December 31, 2014
Non-Agency RMBS	$1,374,966	$1,212,789
Securitized mortgage loans	183,328	104,438
Other investments	42,828	40,561
Other investment securities:
Risk Sharing Securities issued by Freddie Mac	36,774	10,395
Risk Sharing Securities issued by Fannie Mae	20,359	—
SBC-MBS	39,916	23,833
Total	$1,698,171	$1,392,016
Yields available on non-Agency RMBS in the marketplace generally trended slightly lower during the first quarter of 2015, as market valuations, which move inversely with yields, for such bonds generally trended upward in 2015. There were limited increases in new issue mortgage security offerings, other than bonds associated with Agency Risk Sharing and non-performing loans, keeping investors focused on existing non-Agency bonds and demand strong. We believe non-Agency valuations continue to be supported by market technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which factors support positive future performance with respect to borrower defaults and loss severities on liquidated properties. Our non-Agency RMBS performed well over 2015, as we experienced stable voluntary prepayments and defaults continued to decrease. During the first quarter of 2015, we transferred $4.6 million, net from credit reserve to accretable discount on our non-Agency RMBS, which is net of OTTI recognized. These transfers reflect the positive impact on our non-Agency RMBS from home price appreciation and the improving U.S. economy. We expect the impact of these transfers to be reflected in future interest income on non-Agency RMBS. During the first quarter of 2015, we continued to shift our investment allocation to credit sensitive assets, investing $94,090 in non-Agency RMBS with a weighted average unlevered yield of 4.35% and we purchased a pool of 621 mortgage loans for $67,357 with an unpaid principal balance of approximately $73,414 of which 81.67% were current, 13.81% were 30-59 days delinquent, 3.01% were 60-89 days delinquent and 1.51% were over 90 days past due or in bankruptcy or foreclosure. At March 31, 2015, approximately 68% of our non-Agency portfolio was comprised of securities on which we receive both principal and interest on a monthly basis and approximately 32% were securities on which we currently receive only interest payments and will generally receive principal after the more senior securities in the capital structure are paid off.
As of March 31, 2015, we had: (a) $25,925 of advances outstanding under a warehouse line; (b) $12,801 of legal title to real estate subject to BFT Contracts; and (c) $4,102 of mortgage loans, all of which were related to our Seller Financing Program. Warehouse advances we make are used by our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S. We view our Seller Financing Program as a way to gain exposure to residential real estate and as a complement to our strategy of acquiring non-Agency RMBS.
We anticipate that we will purchase additional BFT Contracts and/or mortgage loans originated in connection with the Seller Financing Program over time. This investment strategy is in its early stages, and our ultimate investment in BFT Contracts and/or mortgage loans through this program will be dependent on, among other things, market conditions, including our ability to obtain leverage on such assets under favorable terms, and the ability of one or more of our counterparties to efficiently and economically purchase, rehabilitate and sell such properties to individuals. In addition, given that such investments are less liquid than non-Agency securities, we will continue to grow the program at a measured pace.
During the first quarter of 2015, we purchased $17,515 of SBC-MBS, with a weighted average purchase price of 88.08% of par value; at March 31, 2015, these securities had a weighted average unlevered yield of 4.91%. We view the credit and collateral attributes of SBC-MBS as being similar to those of our non-Agency RMBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity.
Borrowings:
Borrowings under repurchase agreements remained readily available from our counterparties for repurchase agreements collateralized by Agency RMBS and non-Agency RMBS. In connection with our March 2015 Securitization, our whole loan repurchase facility was paid off and then terminated in March 2015. We are currently in negotiations with various counterparties regarding a whole loan repurchase facility. Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our average debt-to-equity multiple during the first quarter of 2015 was 4.1 times compared to 3.8 times for the year ended December 31, 2014.
Results of Operations
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
For the three months ended March 31, 2015, we had net income allocable to common stock and participating securities of $17,958, or $0.55 per basic and diluted common share, compared to net income allocable to common stock and participating securities of $24,432, or $0.76 per basic and diluted common share for the three months ended March 31, 2014. The decrease in net income was primarily driven by changes in our net realized and unrealized gains/losses.
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. The increase in our net interest income reflects the increase in our leverage which was partially off-set by the decline in our net interest rate spread and our net interest margin for the three months ended March 31, 2015, compared to March 31, 2014. For the three months ended March 31, 2015, we had average debt-to-equity of 4.1 times, compared to 3.7 times for the three months ended March 31, 2014. We had an interest rate spread and net interest margin of 3.18% and 3.32% for the three months ended March 31, 2015, respectively, compared to 3.36% and 3.52%, respectively, for the three months ended March 31, 2014.
For the three months ended March 31, 2015 and March 31, 2014, we earned interest income of $39,295 and $38,180, respectively, and incurred interest expense of approximately $7,831 and $7,268, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS.
In connection with our February 2013 Securitization, we had securitized debt with a contractual balance of $29,240 and $40,281 at March 31, 2015 and March 31, 2014, respectively, with a fixed stated interest rate of 4.00%. Costs associated with our February 2013 Securitization are amortized as a component of interest expense; as a result, our securitized debt had a cost of 4.69% and 4.23% for the three months ended March 31, 2015 and March 31, 2014, respectively.
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
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended March 31, 2015 and 2014:

Table 6	Three Months Ended March 31, 2015
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans and Mortgage Loans		Total
Average balance (2)	$2,252,939	$1,408,724	$132,038		$3,793,701
Total interest income	$16,521	$20,425	$2,349		$39,295
Yield on average assets	2.93%	5.80%	7.12%		4.14%
Average balance of associated repurchase agreements	$2,060,176	$1,099,254	$57,707		$3,217,137
Average balance of securitized debt (3)	$—	$—	$31,301		$31,301
Total interest expense	$1,880	$5,166	$785		$7,831
Average cost of funds (4) (5)	0.37%	1.88%	3.53%	(5)	0.96%
Net interest income	$14,641	$15,259	$1,564		$31,464
Net interest rate spread	2.56%	3.92%	3.59%		3.18%
Total interest expense including net interest cost of Swaps (6)	$6,709	$5,166	$920		$12,795
Effective cost of funds (6)	1.30%	1.88%	4.13%		1.58%
Net interest income including net interest cost of Swaps	$9,812	$15,259	$1,429		$26,500
Effective net interest rate spread (6)	1.63%	3.92%	2.99%		2.56%

	Three Months Ended March 31, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans		Total
Average balance (2)	$2,277,618	$1,128,447	$106,300		$3,512,365
Total interest income	$17,159	$18,775	$2,246		$38,180
Yield on average assets	3.01%	6.66%	8.45%		4.35%
Average balance of associated repurchase agreements	$1,945,140	$913,808	$28,112		$2,887,060
Average balance of securitized debt (3)	$—	$—	$41,835		$41,835
Total interest expense	$1,886	$4,795	$587		$7,268
Average cost of funds (4) (5)	0.39%	2.10%	3.36%	(5)	0.99%
Net interest income	$15,273	$13,980	$1,659		$30,912
Net interest rate spread	2.62%	4.56%	5.09%		3.36%
Total interest expense including net interest cost of Swaps (6)	$6,539	$4,795	$723		$12,057
Effective cost of funds (6)	1.34%	2.10%	4.13%		1.65%
Net interest income including net interest cost of Swaps	$10,620	$13,980	$1,523		$26,123
Effective net interest rate spread (6)	1.67%	4.56%	4.32%		2.70%

(1)	Other credit investments includes other investment securities and other investments.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

As of March 31, 2015, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to three months with haircut requirements ranging from 3.0% to 5.0% and financing rates from 0.35% to 0.42%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 24 months with haircut requirements ranging from 10.0% to 45.0% and financing rates from 0.87% to 2.67%.
The following table presents certain information regarding our investment portfolio and borrowings for the three months ended March 31, 2015 and March 31, 2014:

Table 7
Quarterly Period Ended:	Average Balances(1)	Total Interest Income	Weighted Average CPR	Yield on Average Assets	Average Balance of Borrowings(2)	Total Interest Expense	Average Cost of Funds(3)(4)	Net Interest Income	Net Interest Rate Spread
March 31, 2015
Agency RMBS	$2,252,939	$16,521	5.90%	2.93%	$2,060,176	$1,880	0.37%	$14,641	2.56%
Non-Agency RMBS and other credit investments(5)	1,408,724	20,425	4.55%	5.80%	1,099,254	5,166	1.88%	15,259	3.92%
Securitized mortgage loans and mortgage loans	132,038	2,349	6.95%	7.12%	57,707	785	3.53%	1,564	3.59%
Total	$3,793,701	$39,295	6.18%	4.14%	$3,217,137	$7,831	0.96%	$31,464	3.18%
March 31, 2014
Agency RMBS	$2,277,618	$17,159	4.90%	3.01%	$1,945,140	$1,886	0.39%	$15,273	2.62%
Non-Agency RMBS and other credit investments(5)	1,128,447	18,775	3.49%	6.66%	913,808	4,795	2.10%	13,980	4.56%
Securitized mortgage loans	106,300	2,246	2.33%	8.45%	69,947	587	3.36%	1,659	5.09%
Total	$3,512,365	$38,180	4.37%	4.35%	$2,928,895	$7,268	0.99%	$30,912	3.36%

(1)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(2)	Reflects average unpaid balance of borrowings under repurchase agreements and securitized debt.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with our Swaps and Swaptions, as we have not elected to apply hedge accounting. In accordance with GAAP, such costs are included in gain/(loss) on derivative instruments in the consolidated statement of operations.

(5)	Other credit investments includes other investment securities and other investments.
The following table presents the cost of funds and effective cost of funds for our repurchase agreement borrowings by type of collateral pledged for the three months ended March 31, 2015 and March 31, 2014:

Table 8	Three Months Ended March 31,
	2015		2014
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.37%	1.30%	0.39%	1.34%
Non-Agency RMBS and other credit investments(2)	1.88	1.88	2.10	2.10
Securitized mortgage loans(3)	3.53	4.13	3.36	4.13
Total	0.96%	1.58%	0.99%	1.65%

(1)
The effective cost of funds for the periods presented include interest expense for the periods and the net interest component for Swaps during the periods of $4,964 and $4,789, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)
At March 31, 2015, other credit investments were comprised of other investment securities and other investments. At March 31, 2014, other credit investments were comprised of other investment securities.

(3)
The non-Agency RMBS associated with our securitization transactions are eliminated in consolidation with the VIE and the mortgage loans in the VIE are consolidated by us. The interest expense on repurchase agreement borrowings associated with non-Agency RMBS associated with our securitization transactions are included with the cost of funds for our securitized mortgage loans.

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the three months ended March 31, 2015 and March 31, 2014:

Table 9	Three Months Ended March 31,
Components of Gain/(Loss) on Derivative Instruments	2015	2014
Net interest (payments/accruals) on Swaps(1)	$(4,964)	$(4,789)
Losses on the termination and expiration of Swaptions, net(1)	(3,862)	(6,527)
Losses on settlement of TBA Contracts, net(1)	(1,977)	(7,156)
Change in fair value of Swaps(2)	(15,476)	(10,924)
Change in fair value of Swaptions(2)	302	(7,044)
Change in fair value of TBA Contracts(2)	(544)	(750)
Total	$(26,521)	$(37,190)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
At March 31, 2015, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and weighted average term to maturity of 4.2 years. At March 31, 2015, our Swaptions had an aggregate notional amount of $1,425,000 and a weighted average term of five months until expiration; Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.24% and a weighted average term of 9.1 years.
We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at March 31, 2015 and December 31, 2014, see Note 12 - Derivative Instruments to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at March 31, 2015 and December 31, 2014 :

Table 10	March 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$679,000	$1,521	$957,000	$9,543
Swaptions - assets	1,425,000	4,020	1,250,000	1,555
Swaps - (liabilities)	1,008,000	(16,402)	730,000	(8,949)
Long TBA Contracts - assets	—	—	100,000	544
Total derivative instruments, net	$3,112,000	$(10,861)	$3,037,000	$2,693

The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 11	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Quarterly Period Ended March 31, 2015
Effective interest expense	$6,709	$5,166	$920	$12,795
Effective cost of funds	1.30%	1.88%	4.13%	1.58%
Effective net interest income	$9,812	$15,259	$1,429	$26,500
Effective net interest rate spread	1.63%	3.92%	2.99%	2.56%
Quarterly Period Ended March 31, 2014
Effective interest expense	$6,539	$4,795	$723	$12,057
Effective cost of funds	1.34%	2.10%	4.13%	1.65%
Effective net interest income	$10,620	$13,980	$1,523	$26,123
Effective net interest rate spread	1.67%	4.56%	4.32%	2.70%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended March 31, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended March 31, 2014.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the three months ended March 31, 2015, as we identified attractive investment opportunities in non-Agency RMBS and whole loans, we sold Agency RMBS and certain non-Agency RMBS, reinvesting such net sale proceeds in non-Agency RMBS and a pool of performing, re-performing and non-performing mortgage loans. During the three months ended March 31, 2015 and 2014, we sold Agency RMBS of $743,417 and $367,037, respectively, realizing net gains/(losses) of $4,462 and $(13,946), respectively, and sold non-Agency RMBS of $150,440 and $6,567, respectively, realizing net gains of $4,077 and $2,136, respectively. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may continue to sell Agency and/or certain non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime, Alt-A and Option ARM mortgage loans.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, mortgage loan pools, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our assets and liabilities carried at fair value for the three months ended March 31, 2015 and March 31, 2014:

Table 12	Three Months Ended
	March 31, 2015	March 31, 2014
Realized gain/(loss) on sale of RMBS, net	$8,539	$(11,810)
Unrealized gain on RMBS, net	12,205	50,647
Realized (loss) on derivatives, net (1)	(10,803)	(18,472)
Unrealized (loss) on derivatives, net (2)	(15,718)	(18,718)
Unrealized gain/(loss) on other investment securities	(29)	122
Unrealized gain on securitized mortgage loans, net	2,362	1,054
Unrealized gain on securitized debt	13	10
Total	$(3,431)	$2,833

Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $3,850 and $3,095 for the three months ended March 31, 2015 and 2014, respectively. A significant portion of the increase in our expenses during the three months ended March 31, 2015 reflects $403 of costs incurred in connection with the pool of mortgage loans we purchased. While these costs are expensed when incurred under GAAP, we consider such costs in assessing the total return on our investment. The remaining increases in our expenses primarily reflect our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect to incur costs for associated legal work, diligence, and credit analysis.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $2,787 and 2,786 for the three months ended March 31, 2015 and 2014, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 14 - Commitments and Contingencies to the consolidated financial statements included under Item 1 of this quarterly report Form 10-Q.
Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2014 through March 31, 2015:

Table 13
Declaration Date	Record Date	Payment Date	Dividend per Share
March 19, 2015	March 31, 2015	April 30, 2015	$0.50
December 18, 2014	December 31, 2014	January 30, 2015	$0.50
September 17, 2014	September 30, 2014	October 31, 2014	$0.50
June 19, 2014	June 30, 2014	July 31, 2014	$0.50
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
As a REIT we are required to distribute at least 90% of our annual net taxable income. As of December 31, 2014, for tax purposes we had estimated non-deductible net capital losses of approximately $84 million which may be carried forward and applied against future net capital gains, of which approximately $20 million may be carried forward five years and approximately $64 million may be carried forward four years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforward amounts. In addition, as of December 31, 2014, we had estimated net deferred tax gains from terminated Swaps of $18.3 million and estimated net deferred tax losses from terminated Swaptions of $14.9 million which will be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.

The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 14
Declaration Date	Record Date	Payment Date	Dividend per Share
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our common stock and preferred stock (collectively our "capital stock"). As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.
Our primary sources of cash for the three months ended March 31, 2015 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio. We expect that in the future, subject to market conditions, that we may issue additional shares of our common stock, other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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
Share Repurchase Plan
On November 6, 2013, our Board of Directors authorized a Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through March 31, 2015.
Investing Activity
During the three months ended March 31, 2015, we: (i) invested; $736,779 in Agency pass-through RMBS, at a weighted average purchase price of 106.4% of par value, $31,566 in Agency IOs, $7,529 in Agency Inverse IO, $94,090 in non-Agency RMBS with a weighted average purchase price of 97.0% of par value, $5,051 in other investments and $2,203 for advances on a warehouse line; (ii) received prepayments and scheduled amortization of $50,456 for Agency RMBS, $39,963 for non-Agency RMBS and $4,944 for other investments; and (iii) sold; Agency RMBS of $743,417, realizing aggregate net gains of $4,462 and $150,440 of non-Agency RMBS, realizing gains of $4,077.
We receive interest-only payments with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $39,971 with an aggregate notional balance of $505,136, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the three months ended March 31, 2015, we sold $15,725 of Agency IO and Agency Inverse IO securities, realizing an aggregate net gains of $125.
As of March 31, 2015, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 83.0% and 82.8% of par as of March 31, 2015 and December 31, 2014, respectively. (For additional information about our RMBS portfolios as of March 31, 2015, see Tables 22, 24, 25 and 26 included under Item 3 and Note 4 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At March 31, 2015, we had outstanding repurchase agreement borrowings with 16 counterparties totaling $3,303,385. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of March 31, 2015, we had master repurchase agreements with 23 counterparties and as a matter of routine business we may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.
The following table presents certain information about our borrowings for the periods presented:

Table 15
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026
December 31, 2014	$3,178,580	$3,402,327	$3,402,327	$34,176	$33,098	$34,519
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 16
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
March 31, 2015
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS and Other Investment repurchase borrowing	1,134,211	1,492,830	1.88%	1.88%
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	94,868	130,672	2.15%	3.08%
Total repurchase borrowings	3,303,385	3,815,793	0.93%	1.52%
Securitized debt	29,240	101,261	4.69%	4.69%
Total	$3,332,625	$3,917,054	0.96%	1.58%
December 31, 2014:
Agency RMBS repurchase borrowings	$2,205,082	$2,313,124	0.34%	1.30%
Non-Agency RMBS and Other Investment repurchase borrowing	1,164,092	1,538,096	1.95%	1.95%
Securitized mortgage loans repurchase borrowings (3)	33,153	47,786	2.20%	3.84%
Total repurchase borrowings	3,402,327	3,899,006	0.93%	1.56%
Securitized debt	33,098	104,438	4.20%	4.20%
Total	$3,435,425	$4,003,444	0.96%	1.58%
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS repurchase borrowings	970,044	1,303,098	2.10%	2.10%
Securitized mortgage loans repurchase borrowings (3)	28,234	47,614	2.06%	4.00%
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23%	4.23%
Total	$2,899,625	$3,423,555	0.99%	1.65%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS retained in connection with our securitizations. Non-Agency RMBS associated with our securitizations are eliminated in consolidation with the VIE associated with such securitizations, and we consolidate the mortgage loans held by the securitization trust. (See Notes 5 and 15 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At March 31, 2015, haircuts ranged from 3.0% to 5.0% for our repurchase borrowings secured by Agency RMBS, 10.0% to 45.0% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through March 31, 2015. At March 31, 2015, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,685,017 (including securities that are eliminated in consolidation with VIEs) and RMBS held as a component of clearing margin totaled $3,955. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at March 31, 2015, was comprised of $33,727 provided in connection with repurchase borrowings and $25,895 provided in connection with Swaps.

Cash Flows and Liquidity for the Three Months Ended March 31, 2015
Our cash and cash equivalents decreased by $6,203 during the three months ended March 31, 2015, reflecting $100,104 used by financing activities, $6,523 used by operating activities and $87,378 provided by investing activities. We held cash of $108,240 at March 31, 2015. (See “Consolidated Statements of Cash Flows,” included under Item 1 with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of the period presented:

Table 17
March 31, 2015	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$3,205,532	$97,853	$—	$—	$3,303,385
Interest on repurchase agreements borrowings (1)	11,394	4,949	—	—	16,343
Total	$3,216,926	$102,802	$—	$—	$3,319,728

(1)
Interest expense is calculated based on the interest rate in effect at March 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 14 and 17 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At March 31, 2015, we had securitized debt with a balance of $29,240 (and a fair value of $30,306) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent of the performance of the mortgage loans in the February 2013 Securitization trust, which collateralize such debt.
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
Our Management Agreement currently runs through July 27, 2016, with automatic one year renewals thereafter provided that the independent directors of our board do not provide notice of termination. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in January 2015, which included a discussion of the Manager's performance and the level of the management fees, we determined not to seek termination of the Management Agreement.

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
Non-GAAP Financial Measures
We have included in this Form 10-Q disclosures about our “operating earnings,” “operating earnings per common share” and “effective cost of funds” which disclosures constitute non-GAAP financial measures within the meaning of Regulation G promulgated by the SEC. We believe that the non-GAAP financial measures presented, when considered together with GAAP financial measures, provide information that is useful to investors in understanding our operating results. An analysis of any non-GAAP financial measures should be made in conjunction with results presented in accordance with GAAP.
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
We believe that the non-GAAP measures we present provide investors and other readers of this Quarterly Report on Form 10-Q with useful measures to assess the performance of our ongoing business and useful supplemental information to both management and investors in evaluating our financial results. The primary limitation associated with operating earnings as a measure of our financial performance over any period is that it excludes, except for the net interest component of Swaps, the effects of net realized and unrealized gains/(losses) from investments and derivative instruments. Our presentation of operating earnings may not be comparable to similarly-titled measures of other companies, who may use different definitions or calculations for such term. As a result, operating earnings should not be considered as a substitute for our GAAP net income as a measure of our financial performance or any measure of our liquidity under GAAP.

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 18	Three Months Ended
	March 31, 2015		March 31, 2014
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$7,831	0.96%	$7,268	0.99%
Adjustment:
Net interest component of Swaps	4,964	0.62%	4,789	0.66%
Effective cost of funds	$12,795	1.58%	$12,057	1.65%
Weighted average balance of borrowings	$3,217,137		$2,928,895

Table 19	Three Months Ended
	March 31, 2015		March 31, 2014
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$39,295	4.14%	$38,180	4.35%
Less: effective interest expense/effective cost of funds (1)	12,795	1.58%	12,057	1.65%
Effective net interest income	$26,500	2.56%	$26,123	2.70%
Weighted average balance of interest-earning assets	$3,793,701		$3,512,365

(1)	As reconciled above in Table 18.
The following table presents the reconciliation from net income allocable to common stockholders to operating earnings:

Table 20	Three Months Ended March 31,
	2015	2014 (1)
Net income allocable to common stockholders	$17,781	$24,279
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(8,539)	11,810
Unrealized (gain) on RMBS, net	(12,205)	(50,647)
Unrealized loss on derivative instruments, net	15,718	18,718
Unrealized (gain) on securitized mortgage loans, net	(2,362)	(1,054)
Unrealized (gain) on securitized debt	(13)	(10)
Unrealized (gain)/loss on other investment securities	29	(122)
Non-cash stock-based compensation expense	493	459
Realized loss on Swap and Swaption terminations, net	3,862	6,527
Realized loss on TBA Contracts	1,977	7,156
Tax amortization of gain/(loss) on Swaption terminations and expirations, net	(438)	(44)
Total adjustments to arrive at operating earnings	(1,478)	(7,207)
Operating earnings	$16,303	$17,072
Basic and diluted operating earnings per share of common stock	$0.51	$0.53
Weighted average common shares outstanding- basic (2)	32,046	32,015
Weighted average common shares outstanding- diluted (2)	32,068	32,067

(1)	Prior presentation is conformed to the current presentation.

(2)	Amounts in thousands.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at March 31, 2015. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 21	Year of Securitization (1)
	2015	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	3	8	16	36	71	66	43	243
Carrying Value/Estimated Fair Value	$39,813	$120,858	$101,963	$240,930	$415,659	$315,535	$140,208	$1,374,966
Amortized Cost	$39,807	$120,619	$88,145	$215,840	$397,537	$303,760	$133,778	$1,299,486
Current Par Value	$39,806	$120,631	$131,428	$290,349	$491,735	$342,776	$148,919	$1,565,644
Carrying Value to Current Par	100.02%	100.19%	77.58%	82.98%	84.53%	92.05%	94.15%	87.82%
Amortized Cost to Current Par	100.00%	99.99%	67.07%	74.34%	80.84%	88.62%	89.83%	83.00%
Net Weighted Average Coupon	3.51%	3.81%	1.49%	0.79%	1.09%	1.51%	2.05%	1.52%
Collateral Attributes:
Weighted Average Loan Age (in months)	98	95	98	108	119	130	150	118
Weighted Average Original Loan-to-Value	100.88%	95.08%	78.69%	79.40%	78.04%	80.18%	81.13%	81.00%
Weighted Average Original FICO	593	563	665	660	647	619	603	631
Performance:
60+ Days Delinquent	79.26%	75.18%	28.35%	28.36%	27.43%	24.93%	26.70%	32.71%
Average Credit Enhancement (2)	55.04%	47.77%	14.51%	24.02%	31.91%	28.40%	25.64%	29.86%
3 Month CRR (3)	0.72%	2.39%	3.93%	3.50%	4.52%	5.38%	5.19%	4.31%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended March 31, 2015.
The following table presents certain characteristics about mortgage loans underlying the February 2013 Securitization at March 31, 2015. All of the mortgage liens underlying the February 2013 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 22	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	59	595	13	6	2	675
Current unpaid principal balance	$11,648	$119,880	$2,569	$1,153	$144	$135,394
Loan Attributes:
Weighted average loan age (in months)	84	93	99	116	128	92
Weighted average original loan-to-value	74.09%	80.09%	82.59%	80.66%	100.00%	79.64%
Weighted average original FICO	603	632	624	609	669	629
Net weighted average coupon rate	7.16%	5.90%	4.90%	5.39%	6.32%	5.98%
Performance:
Current	60.95%	71.83%	78.30%	100.00%	—%	71.18%
30 day delinquent	10.06%	7.94%	—%	—%	—%	7.90%
60 days delinquent	5.19%	4.33%	—%	—%	—%	4.28%
90+ days delinquent	22.15%	9.87%	—%	—%	—%	10.64%
Bankruptcy/foreclosure	1.65%	6.03%	21.70%	—%	100.00%	6.00%

The following table presents certain characteristics about mortgage loans underlying the March 2015 Securitization at March 31, 2015. All of the mortgage liens underlying the March 2015 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 23	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	9	113	150	99	305	679
Current unpaid principal balance	$472	$3,064	$21,829	$25,962	$14,538	$24,690	$90,555
Loan Attributes:
Weighted average loan age (in months)	68	83	93	102	115	149	114
Weighted average original loan-to-value	72.76%	70.87%	80.07%	82.78%	76.52%	83.91%	80.98%
Weighted average original FICO	518	721	638	620	654	606	627
Net weighted average coupon rate	7.23%	4.88%	5.43%	5.99%	5.18%	6.45%	5.82%
Performance:
Current	—%	42.10%	74.43%	73.85%	81.78%	75.51%	74.25%
30 day delinquent	100.00%	57.90%	19.43%	18.53%	13.73%	17.17%	19.36%
60 days delinquent	—%	—%	2.59%	4.57%	2.56%	4.20%	3.49%
90+ days delinquent	—%	—%	2.51%	2.37%	1.38%	1.09%	1.80%
Bankruptcy/foreclosure	—%	—%	1.04%	0.68%	0.56%	2.02%	1.09%
At March 31, 2015, we had investments of $39,916 in two SBC-MBS with an aggregate amortized cost of $40,168 and par value of $45,515. These SBC-MBS had a weighted average credit enhancement of 22.91%, based on the percentage of all outstanding referenced loans. The performance of our SBC-MBS is based upon the performance of the underlying loans collateralizing the SBC-MBS securitization. At March 31, 2015, the loans underlying the SBC-MBS had a weighted average coupon rate of 0.74%, a weighted average loan age of 81 months, a weighted average original loan-to-value of 57.48%, and a weighted average FICO score of 703. At March 31, 2015, 18.52% of the loans underlying the SBC-MBS were 60 or more days delinquent.
At March 31, 2015, our other investment securities included investments in Agency Risk Sharing Securities and SBC-MBS. The table below presents certain information about the credit characteristics of the referenced mortgage pools associated with such securities at March 31, 2015:

Table 24	Risk Sharing Securities-Freddie Mac	Risk Sharing Securities- Fannie Mae	SBC-MBS
Portfolio Characteristics:
Carrying value/estimated fair value	$20,359	$36,774	$39,916
Amortized cost	$20,233	$36,437	$40,168
Current par value	$20,205	$36,221	$45,515
Net weighted average coupon	3.25%	2.81%	0.74%
Collateral Attributes:
Weighted average loan age (in months)	22	16	81
Weighted average original loan-to-value	57.49%	78.61%	57.48%
Weighted average original FICO score	761	755	703
Performance:
60+ days delinquent	—%	—%	18.52%
Average credit enhancement	1.63%	1.47%	22.91%

The following table presents the fair value of our non-Agency RMBS at March 31, 2015, by original purchase price as a percentage of our par value by year of acquisition:

Table 25	Year of Acquisition
Acquisition Price (1)	2015	2014	2013	2012	2011	Total	Percent of Total
>100%	10,679	$8,038	$5,484	$—	$—	$24,201	1.8%
100% to 95%	49,314	149,915	28,763	—	—	227,992	16.6
<95% to 85%	32,696	112,115	228,719	36,031	3,183	412,744	30.0
<85% to 75%	—	79,417	172,060	73,879	13,357	338,713	24.6
<75% to 65%	—	24,701	73,586	86,595	16,376	201,258	14.6
<65%	—	7,868	8,230	131,378	22,582	170,058	12.4
Total	$92,689	$382,054	$516,842	$327,883	$55,498	$1,374,966	100.0%

(1)	Prices are expressed as a percentage of par value.
The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at March 31, 2015 based on fair value:

Table 26
Property Location	Percent (1)
California	26.5%
New York	11.4
Florida	8.3
New Jersey	5.1
Texas	4.7
Other (2)	44.0
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.2% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at March 31, 2015:

Table 27
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$1,015,003	73.82%
Alt-A	186,428	13.56
Option ARM	173,535	12.62
Total	$1,374,966	100.0%
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

The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at March 31, 2015:

Table 28	Principal Balance
Property Location	March 2015 Securitization	February 2013 Securitization	Total	Total Concentration
California	$11,662	$29,384	$41,046	18.2%
Florida	21,680	19,204	40,884	18.1
Maryland	1,701	16,869	18,570	8.2
Texas	4,455	9,671	14,126	6.2
New York	3,524	9,098	12,622	5.6
Other states and the District of Columbia	47,533	51,168	98,701	43.7
Total	$90,555	$135,394	$225,949	100.0%
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
Our RMBS are carried at their estimated fair value with unrealized gains and losses included in earnings. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, and with respect to our non-Agency RMBS, credit changes, and other factors. Generally, in a rising interest rate environment, the estimated fair value of our RMBS portfolio, on a net basis, would generally be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would generally be expected to increase.
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
Our non-Agency RMBS and securitized mortgage loans, are backed by Hybrid, ARM and fixed rate mortgage loans. These loans may be performing, re-performing or non-performing and, as such, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at March 31, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at March 31, 2015, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 29
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.36%	2.92%
+50	0.95%	2.26%
(50)	(0.89)%	(9.85)%
(100)	(1.74)%	(17.31)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2015. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of March 31, 2015, see Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

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

The following table summarizes our exposure to our repurchase agreements and derivative counterparties at March 31, 2015:

Table 30
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States (2)	8	$1,392,316	$(8,693)	$209,935	5.0%
Canada (3)	2	484,834	—	104,269	2.5
	10	1,877,150	(8,693)	314,204	7.5
Europe: (3)
Switzerland	2	262,000	—	102,230	2.4
United Kingdom	2	176,993	(2,347)	36,048	0.9
Netherlands	1	226,968	—	13,626	0.3
France	1	295,250	—	34,921	0.8
	6	961,211	(2,347)	186,825	4.4
Asia: (3)
Japan	2	465,024	179	30,420	0.7
Total	18	$3,303,385	$(10,861)	$531,449	12.6%

(1)
Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings, associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged to us, and the fair value of our Swaptions.

(2)	Includes $3,076 of exposure associated with a Swap that is cleared through a U.S. based clearing house.

(3)
Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At March 31, 2015, we had $25,925 outstanding under our warehouse line. If our Seller Financing Program counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 16 counterparties at March 31, 2015. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2015:

Table 31
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Credit Suisse (USA) LLC	A/A1/A	$50,198	5	6.4%
UBS AG, London Branch	A/A2/A	$52,033	17	6.6%
J.P. Morgan Securities LLC	A+/Aa3/A+	$57,232	1	7.3%
Wells Fargo(3)	AA-/Aa3/AA-	$75,480	5	7.9%
Royal Bank of Canada(4)	AA-/Aa3/AA	$82,476	5	10.5%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2015 by Standard & Poor's Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $62,174 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor's Ratings Services as of March 31, 2015.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. RBC (Barbados) Trading Bank Corporation was rated A2 by Moody’s Investor Services at March 31, 2015.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At March 31, 2015, we had cash and cash equivalents of $108,240 which was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits, and $40,002 invested in a money market fund.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any legal proceedings.

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

3.2
Articles Supplementary designating Apollo Residential Mortgage, Inc.’s 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to Exhibit 3.2 of the Registrant's Form 8-A (File No.: 001-35246), filed on September 19, 2012.

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 7, 2015

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)