Form 10-Q
period 2015-06-30
Apollo Residential Mortgage, Inc.
filed 2015-08-10
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of August 10, 2015, there were 32,100,609 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$113,350	$114,443
Restricted cash	77,116	69,006
Residential mortgage-backed securities, at fair value ($3,192,641 and $3,583,853 pledged as collateral, respectively)	3,423,818	3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value	178,904	104,438
Other investment securities, at fair value ($149,801 and $34,228 pledged as collateral, respectively)	149,801	34,228
Other investments	44,089	40,561
Mortgage loans, at fair value ($0 and $13,602 pledged as collateral, respectively)	—	14,120
Investment related receivable ($131,407 and $168,705 pledged as collateral, respectively)	136,128	191,455
Interest receivable	10,389	10,455
Derivative instruments, at fair value	17,617	11,642
Other assets	1,370	2,073
Total Assets	$4,152,582	$4,348,053

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,177,679	$3,402,327
Non-recourse securitized debt, at fair value	25,893	34,176
Investment related payable	134,891	76,105
Obligation to return cash held as collateral	11,366	2,546
Accrued interest payable	8,551	13,026
Derivative instruments, at fair value	8,736	8,949
Payable to related party	4,600	4,968
Dividends and dividend equivalents payable	19,192	18,305
Accounts payable, accrued expenses and other liabilities	1,549	1,699
Total Liabilities	3,392,457	3,562,101

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 32,100,609 and 32,088,045 shares issued and outstanding, respectively	321	321
Additional paid-in capital	794,045	793,274
Accumulated deficit	(34,310)	(7,712)
Total Stockholders’ Equity	760,125	785,952
Total Liabilities and Stockholders’ Equity	$4,152,582	$4,348,053

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Residential mortgage-backed securities	$35,818	$35,991	$71,432	$71,816
Securitized mortgage loans	3,623	1,927	5,790	4,173
Other	2,177	223	3,691	332
Total Interest Income	41,618	38,141	80,913	76,321
Interest Expense:
Repurchase agreements	(7,901)	(7,078)	(15,366)	(13,904)
Securitized debt	(333)	(432)	(699)	(874)
Total Interest Expense	(8,234)	(7,510)	(16,065)	(14,778)

Net Interest Income	33,384	30,631	64,848	61,543

Other Income/(Loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	(4,530)	(7,072)	4,008	(18,882)
Realized gain on sale of other investment securities, net	102	—	102	—
Unrealized gain/(loss) on residential mortgage-backed securities, net	(41,354)	51,590	(29,149)	102,237
Unrealized gain/(loss) on securitized debt	1,001	(364)	1,014	(354)
Unrealized gain/(loss) on securitized mortgage loans, net	(1,896)	2,042	466	3,096
Unrealized gain/(loss) on other investment securities	(2,649)	54	(2,678)	176
Realized and unrealized gain/(loss) on derivative instruments, net	12,463	(27,133)	(14,058)	(64,323)
Other, net	(3)	(49)	9	(31)
Other Income/(Loss), net	(36,866)	19,068	(40,286)	21,919

Operating Expenses:
General and administrative (includes ($304), ($408), ($797) and ($867) of non-cash stock based compensation, respectively)	(3,655)	(2,921)	(7,505)	(6,016)
Management fee - related party	(2,895)	(2,774)	(5,682)	(5,560)
Total Operating Expenses	(6,550)	(5,695)	(13,187)	(11,576)

Net Income/(Loss)	$(10,032)	$44,004	$11,375	$71,886
Preferred Stock Dividends Declared	(3,450)	(3,450)	(6,900)	(6,900)
Net Income/(Loss) Allocable to Common Stock and Participating Securities	$(13,482)	$40,554	$4,475	$64,986

Earnings/(Loss) per Common Share - Basic	$(0.43)	$1.26	$0.13	$2.02
Earnings/(Loss) per Common Share - Diluted	$(0.43)	$1.25	$0.13	$2.01

Dividends Declared per Share of Common Stock	$0.48	$0.42	$0.96	$0.82

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	6,900,000	$69	32,088,045	$321	$793,274	$(7,712)	$785,952
Restricted stock grants	—	—	9,332	—	—	—	—
Net settlement of vested restricted stock units in common stock	—	—	3,232	—	(26)	—	(26)
Equity based compensation expense	—	—	—	—	797	—	797
Net income	—	—	—	—	—	11,375	11,375
Dividends declared on preferred stock	—	—	—	—	—	(6,900)	(6,900)
Dividends declared on common stock, restricted stock and restricted stock units	—	—	—	—	—	(31,073)	(31,073)
Balance at June 30, 2015	6,900,000	$69	32,100,609	$321	$794,045	$(34,310)	$760,125

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$11,375	$71,886
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(16,916)	(11,839)
Amortization of deferred financing costs	250	214
Equity based compensation expense	797	867
Unrealized (gain)/loss on mortgage-backed securities, net	29,149	(102,237)
Unrealized (gain) on securitized mortgage loans, net	(466)	(3,096)
Unrealized (gain)/loss on derivative instruments, net	(7,835)	33,185
Unrealized (gain)/loss on securitized debt	(1,014)	354
Unrealized (gain)/loss on other investment securities	2,678	(176)
Realized (gain) on sales of mortgage-backed securities	(13,763)	(3,392)
Realized loss on sales of mortgage-backed securities	9,755	22,274
Realized loss on derivative instruments	12,009	21,268
Realized loss on real estate owned, net	1,128	68
Realized (gain) on sale of other investment securities, net	(102)	—
Depreciation on bond for title contracts	179	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable, less purchased interest	195	330
Decrease in other assets	456	102
(Increase)/decrease in accrued interest payable	(4,475)	2,369
Decrease in accounts payable and accrued expenses	(226)	(1,261)
Decrease in payable to related party	(440)	(285)
Decrease in other liabilities	76	—
Net cash provided by operating activities	22,810	30,631
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(1,353,785)	(732,928)
Proceeds from sales of mortgage-backed securities	1,581,047	647,859
Purchases of mortgage loans, simultaneously securitized	(67,357)	—
Purchase of other investment securities	(142,383)	(953)
Proceeds from sales of other investment securities	17,679	—
Warehouse line advances	(3,525)	(13,462)
Payments received on warehouse line	11,687	—
Purchase of real estate subject to sale agreements	(8,711)	—
Purchase of mortgage loans	(2,512)	—
(Increase)/decrease in restricted cash related to investing activities	805	(9,193)
Increase/(decrease) in cash collateral held related to investing activities	8,820	(27,228)
Principal payments received on mortgage-backed securities	209,146	137,282
Principal payments received on securitized mortgage loans	5,512	3,913
Principal payments received on other investment securities	7,565	802
Principal payments received on other investments	191	—
Principal payments received on mortgage loans	210	—
Payments made for termination of derivative instruments	(1,977)	(6,424)
Purchase of interest rate swaptions	(8,385)	(11,537)
Other, net	14	31
Net cash provided/(used) by investing activities	254,041	(11,838)
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

(Continued.)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	7,943,331	5,621,450
Repayments of repurchase agreement borrowings	(8,167,979)	(5,663,519)
Increase/(decrease) in restricted cash related to financing activities	(8,915)	31,559
Principal payments on securitized debt	(7,269)	(5,052)
Payments made for deferred financing costs	—	(169)
Dividends paid on preferred stock	(6,900)	(6,900)
Dividends paid on common stock and dividend equivalent rights	(30,186)	(26,107)
Payments related to delivery of common stock for settlement of restricted stock units	(26)	—
Net cash used by financing activities	(277,944)	(48,738)
Net decrease in cash	(1,093)	(29,945)
Cash and cash equivalents at beginning of period	114,443	127,959
Cash and cash equivalents at end of period	$113,350	$98,014

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$19,936	$12,968

Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$(3,322)	$(13,299)
Due from broker	$4,559	$3,136
Dividends and dividend equivalent rights declared, not yet paid	$19,192	$17,124
Deferred financing costs not yet paid	$—	$14

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entities (or, VIEs) in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in index, which index is typically the one month LIBOR; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes and, once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow us to enter into a Swap at the expiration of the option period; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.
Note 1– Organization
We were incorporated as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. We are externally managed and advised by ARM Manager, LLC (or, Manager), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries,“Apollo”).
We operate and have elected to qualify as a real estate investment trust (or, REIT) under the Internal Revenue Code of 1986, as amended (or, Internal Revenue Code), commencing with the taxable year ended December 31, 2011. We also operate our business in a manner that allows us not to register as an investment company as defined under the Investment Company Act of 1940 (or, 1940 Act).
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. At June 30, 2015, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.

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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or, the SEC) on February 19, 2015. Our results of operations for the quarterly period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At June 30, 2015 and December 31, 2014, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits and, we had $40,005 and $40,000 invested in a money market fund at June 30, 2015 and December 31, 2014, respectively. Included in cash and cash equivalents was cash pledged by our counterparties to us of $11,366 and $2,546 at June 30, 2015 and December 31, 2014, respectively.

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
(e) Investment Securities and Securitized Mortgage Loans
Our investment securities, which are comprised of RMBS and other investment securities, are designated as available for sale. Our RMBS portfolio is comprised of mortgage pass-through certificates, CMOs, including Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loans, which are designated as held for investment, are presented on our balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value.” These mortgage loans are comprised of pools of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
At June 30, 2015, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in Risk Sharing Securities and SBC-MBS are included in “Other investment securities, at fair value” on

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

our consolidated balance sheet. Interest income on our Risk Sharing Securities is included in “Interest Income - Other” and changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
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
The aggregate fair value of the mortgage loans associated with our securitization transactions are presented on our consolidated balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value.” (See Notes 5 and 15.)
Impairments
Investment Securities: We have elected the fair value option of accounting for our investment securities and, as such, all changes in the market value of our investment securities are recorded through earnings, including other-than-temporary impairments (or, OTTI), if any. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI, which reduces the amortized cost basis of the impaired security. Following the recognition of an OTTI, a new cost basis is established for the security. Changes in the fair value of the security on which an OTTI charge was made will be reflected in unrealized gains/(losses) but will not result in a change to the amortized cost of the impaired security. Increases in interest income may be recognized on a security that an OTTI charge was taken, if the performance of such security subsequently improves. The determination as to whether an OTTI exists is subjective, given that such determination is based on information available at the time of assessment as well as our Manager’s estimate of the future performance and cash flow projections for the individual security. (See Notes 4 and 6.)
Securitized Mortgage Loans: We have elected the fair value option of accounting for our securitized mortgage loans and, as such, all changes in the estimated fair value of our securitized mortgage loans are recorded through earnings, including a provision for loan losses, if any. Our securitized mortgage loans had evidence of deterioration of credit quality at the time of acquisition. We analyze our securitized mortgage loan pool at least quarterly to assess the actual performance compared to the expected performance. If the revised cash flow estimates on our securitized mortgage loans provide a lower yield than the previous yield, we recognize a provision to loan losses (i.e., a reduction in the amortized cost of the securitized mortgage loans that is recorded in earnings) in an amount such that the yield will remain unchanged. If cash flow estimates on our securitized mortgage loans increase subsequent to recording a provision to loan losses, we will reverse previously recognized provision for loan losses before any increase to the yield is made. (See Note 5.)
(f) Designation and Fair Value Option Election
To date, we have elected the fair value option of accounting for all of our investment securities, at the time of purchase, and our securitized debt, when initially incurred. As a result of the fair value election on such assets/liabilities, we record the change in the estimated fair value of such assets and liabilities in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investment securities are recorded in earnings using the specific identification method.
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
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time.
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
Interest income on non-Agency RMBS and other investment securities rated below AA or not rated by a nationally recognized statistical rating organization is recognized based on the effective yield method of accounting. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore, actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. The credit discount mitigates our risk of loss on our non-Agency securities. The amount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a non-Agency RMBS with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a non-Agency RMBS with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result.
Securitized Mortgage Loans and Mortgage Loans
Application of the interest method of accounting for our pools of securitized mortgage loans and mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for each pool of mortgage loans. To the extent the actual performance of a loan pool is better than last expected, the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of such mortgage pool. However, if the revised cash flow estimates on a loan pool provides a lower yield than the original or the last calculated yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the loan pool that is recorded in earnings) such that the yield will remain unchanged. Decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.

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

(h)	Investment Consolidation and Transfers of Financial Assets
We evaluate the underlying entity that issues securities we acquire or to which we make a loan to determine the appropriate accounting methods.
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
With respect to our securitizations, we consolidate the VIEs/securitization trusts that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. In determining the accounting treatment to be applied to securitization transactions, we evaluate whether the entity used to facilitate the transactions was a VIE and, if so, whether it should be consolidated. Based on our evaluations, we have concluded since inception of our securitizations that the VIEs should be consolidated. If we determine in the future that consolidation is not required for a securitization, we would have to assess whether the transfer of the underlying assets qualify as a sale or should be accounted for as secured financings under GAAP.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(j)	Earnings Per Share
Earnings per share (or, EPS) is computed using the two-class method of accounting, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb such losses. (See Note 18.)

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
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in the consolidated statements of operations in the line item “Realized and unrealized gain/(loss) on derivative instruments, net.”
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS by a specified issuer and for a specified face amount, coupon and stated term, at a predetermined price on the date stated in the contract. The particular Agency RMBS as identified by a Committee on Uniform Securities Identification Procedures number (known as a CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which applies: (i) when there is no other way to purchase or sell that security; (ii) if delivery of that security and settlement will occur within the shortest period possible for that type of security and (iii) if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in our consolidated statements of operations in the line item “Realized and unrealized gain/(loss) on derivative instruments, net.”

(l)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of June 30, 2015, none of our repurchase agreements had been accounted for as linked transactions. As of June 30, 2015, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. However, securities associated with the February 2013 Securitization are eliminated in consolidation with the VIE. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

(m)	Stock-based Payments
We account for stock-based awards granted to our independent directors, to our Manager and to employees of our Manager and its affiliates using the fair value based methodology prescribed by GAAP. Expense related to restricted common stock issued to our independent directors is based on the fair value of our common stock on the grant date, and amortized into expense over the award vesting period on a straight-line basis. Expense related to RSUs issued to our Manager and to employees of our Manager and its affiliates are based on the estimated fair value of such award at the grant date and are remeasured quarterly for unvested awards. We measure the fair value of our RSUs using the price of our common stock and other measurement assumptions, including implied volatility and discount rates. We use the graded vesting attribution method of accounting to amortize expense related to RSUs granted to our Manager and its affiliates.

(n)	Income Taxes (Amounts in this Note 2(n) are not presented in thousands.)
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations through June 30, 2015.
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
We have elected to treat a wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2014, our TRS entities, which are not consolidated with the Company for income tax purposes, have an estimated net operating loss carryforward of $1.3 million and a capital loss carryforward of $0.1 million. Given the limited operating history of our TRS entities, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million and $0.06 million, associated with our net operating loss carryforward and capital loss carryforward, respectively, have been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2014, and had not recorded any tax benefits through June 30, 2015.
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
(o) Variable Interest Entities
     We consolidate a VIE when we have both the power to direct the activities that most significantly impact the economic performance of the VIE and a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.   We are required to reconsider our evaluation of whether to consolidate a VIE each reporting period, based upon changes in the facts and circumstances pertaining to the VIE. (See Note 2(h).)
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
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held-for-sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held-for-sale. The guidance is effective for all disposals (or classifications as held-for-sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not impact our consolidated financial statements.
In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with a forward repurchase commitment. The new guidance eliminated existing guidance on repurchase financings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. Under prior guidance, there was a rebuttable presumption that the two parts of the repurchase financing are linked, meaning that the transactions should be combined and accounted for as a forward agreement to sell (purchase) a financial asset. The new guidance requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. These disclosures include information about the types of assets pledged and the relationship between those assets and the related obligation to return the proceeds. The new standard also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The disclosures include information about the nature of the transactions, the transferor’s continuing exposure to the financial assets it derecognized and the components of the transactions presented in the financial statements. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015; earlier application of this guidance was not permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements, but resulted in additional disclosures with respect to our repurchase borrowings, as presented in Note 9.
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
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement note disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the financial statement notes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management’s plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016, with early adoption permitted. Based on our current financial condition, we do not expect this guidance will have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our deferred financing costs. As of June 30, 2015, we had $576 of net deferred financing costs which are included as a component of “Other assets” on our consolidated balance sheet. Under the new guidance, these net deferred financing costs would reduce the carrying value of the associated borrowings/debt.
In June 2015, the FASB issued guidance providing for technical corrections and improvements to existing accounting standards. The amendments in this update represent changes to clarify, correct unintended application of guidance, or make minor improvements to existing accounting standards that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this guidance. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this accounting guidance.  We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted

(q)    Reclassifications
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of June 30, 2015 and December 31, 2014 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at June 30, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,045,553	$1,378,265	$3,423,818
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	178,904	178,904
Other investment securities	—	90,912	58,889	149,801
Swaps/Swaptions	—	17,617	—	17,617
Total	$—	$2,154,082	$1,616,058	$3,770,140
Liabilities:
Swaps	$—	$8,641	$—	8,641
Non-recourse securitized debt	—	—	25,893	25,893
Short TBA Contracts	—	95	—	95
Total	$—	$8,736	$25,893	$34,629

	Estimated Fair Value at December 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,523	$1,468,109	$3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entity)	—	—	104,438	104,438
Other investment securities	—	10,395	23,833	34,228
Mortgage Loans	—	—	14,120	14,120
Long TBA Contracts	—	544	—	544
Swaps/Swaptions	—	11,098	—	11,098
Total	$—	$2,309,560	$1,610,500	$3,920,060
Liabilities:
Swaps	—	8,949	—	8,949
Non-recourse securitized debt	—	—	34,176	34,176
Total	$—	$8,949	$34,176	$43,125
(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$1,374,966	$1,298,541	$1,468,109	$1,212,789
Purchases	96,312	134,285	183,838	231,877
Sales	(29,056)	(4,742)	(172,931)	(11,309)
Principal repayments	(66,129)	(34,871)	(119,384)	(62,990)
Total net gains/(losses) included in net income:
Realized gains/(losses), net	(254)	298	3,823	2,434
Unrealized gains/(losses), net (1)	(11,722)	4,815	(12,629)	11,285
Discount accretion	14,148	14,868	27,439	29,108
Ending balance	$1,378,265	$1,413,194	$1,378,265	$1,413,194

(1)
Includes unrealized losses of $88 and $1,462 that have been classified as OTTI for the three months ended June 30, 2015 and June 30, 2014, respectively, and unrealized losses of $1,879 and $2,633 that were classified as OTTI for the six months ended June 30, 2015 and June 30, 2014, respectively.

The following table presents a summary of the changes in the fair value of our securitized mortgage loan pools associated with our securitizations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$183,328	$110,307	$104,438	$110,984
Transferred from mortgage loans	—	—	81,093	—
Mortgage loans securitized	—	—	—	—
Principal repayments	(1,816)	(2,414)	(5,512)	(3,913)
Discount accretion and other adjustments	(126)	(223)	(756)	(264)
Unrealized gain/(loss) during the period, net (1)	(1,866)	2,042	702	3,096
Loans transferred to REO	(616)	—	(1,061)	(191)
Ending balance	$178,904	$109,712	$178,904	$109,712

(1)
Amount is net of a provision for loan losses of $0 and $782 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $0 and $2,967 for the six months ended June 30, 2015 and June 30, 2014, respectively.

The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$39,916	$11,515	$23,833	$11,515
Transferred out of Level III fair values (1)	—	(11,515)	—	(11,515)
Purchases	22,086	—	39,601	—
Principal repayments	(3,046)	—	(4,552)	—
Discount accretion	525	—	816	—
Unrealized loss	(591)	—	(808)	—
Ending balance	$58,890	$—	$58,890	$—

(1)
During the three and six months ended June 30, 2015, we did not transfer any investments into or out of the Level III category of the fair value hierarchy. During the six months ended June 30, 2014, we transferred an investment in Risk Sharing Securities from Level III to Level II, all which occurred during the three months ended March 31, 2014. The Risk Sharing Securities were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to price these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$30,306	$41,226	$34,176	$43,354
Principal paid	(3,412)	(2,934)	(7,270)	(5,052)
Unrealized gain/(loss)	(1,001)	364	(1,013)	354
Ending balance	$25,893	$38,656	$25,893	$38,656
(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$136,128	$136,128	$191,455	$191,455
Warehouse line receivable (1) (2)	$20,464	$20,464	$28,639	$28,639
Mortgage loans (2)	$5,665	$5,665	$2,306	$2,306
Real estate subject to BFT Contracts (2)	$17,960	$17,960	$9,616	$9,616
Financial liabilities:
Repurchase agreements	$3,177,679	$3,177,806	$3,402,327	$3,402,237
Investment related payable (1)	$134,891	$134,891	$76,105	$76,105

(1)	Carrying value approximates fair value due to the short-term nature of the item and/or that such instruments are variable rate; if applicable.

(2)	This item is included as a component of “Other investments” on our consolidated balance sheet.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 79 days and 65 days at June 30, 2015 and December 31, 2014, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS Portfolio Components
The following tables present certain information about our RMBS portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Principal Balance	Premium/ (Discount), Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Estimated Weighted Average Yield (3)
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$242,852	$17,082	$259,934	$258,956	$16	$(994)	2.32%	1.32%
3.5% coupon	535,705	26,431	562,136	552,325	—	(9,811)	3.50%	2.79%
4.0% coupon	1,091,238	70,120	1,161,358	1,159,433	4,363	(6,288)	4.00%	3.02%
	1,869,795	113,633	1,983,428	1,970,714	4,379	(17,093)	3.64%	2.74%
Agency IO (4)	—	—	55,388	57,218	2,598	(768)	2.34%	7.63%
Agency Inverse IO (4)	—	—	17,610	17,621	162	(151)	6.65%	13.63%
Total Agency securities	1,869,795	113,633	2,056,426	2,045,553	7,139	(18,012)	3.46%	2.96%
Non-Agency RMBS	1,574,086	(259,667)	1,314,419	1,378,265	72,718	(8,872)	1.54%	6.40%
Total RMBS	$3,443,881	$(146,034)	$3,370,845	$3,423,818	$79,857	$(26,884)	2.72%	4.30%

	December 31, 2014
	Principal Balance	Premium/ (Discount), Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Estimated Weighted Average Yield (3)
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$98,079	$7,196	$105,275	$105,122	$6	$(159)	2.36%	1.14%
3.5% coupon	495,214	20,245	515,459	515,628	1,536	(1,367)	3.50%	2.87%
4.0% coupon	1,173,972	82,353	1,256,325	1,256,724	8,357	(7,958)	4.00%	2.86%
4.5% coupon	336,353	25,863	362,216	366,472	4,256	—	4.50%	2.83%
	2,103,618	135,657	2,239,275	2,243,946	14,155	(9,484)	3.89%	2.78%
Agency Inverse Floater	1,359	3,590	4,949	5,094	145	—	81.76%	11.82%
Agency IO (4)	—	—	11,948	11,941	62	(69)	2.24%	7.24%
Agency Inverse IO (4)	—	—	26,489	26,542	306	(253)	6.30%	8.69%
Total Agency securities	2,104,977	139,247	2,282,661	2,287,523	14,668	(9,806)	3.93%	2.87%
Non-Agency RMBS	1,682,858	(289,345)	1,393,513	1,468,109	78,434	(3,838)	1.46%	5.86%
Total RMBS	$3,787,835	$(150,098)	$3,676,174	$3,755,632	$93,102	$(13,644)	2.91%	4.00%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $134,698 and $76,009 at June 30, 2015 and December 31, 2014 respectively, with an estimated fair value of $134,433 and $75,990, respectively, at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See Note 4(h).

(2)
Amortized cost is reduced by unrealized losses that are classified as OTTI. We recognized OTTI of $2,663 and $2,219 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $88 and $3,390 for the six months ended June 30, 2015 and June 30, 2014, respectively.

(3)	The estimated weighted average yield at the date presented incorporates estimates for future prepayment assumptions on all RMBS and loss assumptions on non-Agency RMBS.

(4)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At June 30, 2015 and December 31, 2014, our Agency IO had a notional balance of $535,261 and $133,924, respectively, and our Agency Inverse IO had a notional balance of $85,217 and $138,293, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$224,969	$15,864	$240,833	$239,950	$16	$(899)
3.5% Coupon	110,583	5,798	116,381	114,167	—	(2,214)
4.0% Coupon	336,762	22,870	359,632	358,084	815	(2,363)
	672,314	44,532	716,846	712,201	831	(5,476)
Freddie Mac:
ARMs	17,883	1,218	19,101	19,006	—	(95)
3.5% Coupon	425,122	20,633	445,755	438,158	—	(7,597)
4.0% Coupon	754,476	47,250	801,726	801,349	3,548	(3,925)
	1,197,481	69,101	1,266,582	1,258,513	3,548	(11,617)
Total Agency pass-through RMBS	$1,869,795	$113,633	$1,983,428	$1,970,714	$4,379	$(17,093)

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$78,731	$5,878	$84,609	$84,537	$6	$(78)
3.5% Coupon	149,436	6,200	155,636	155,895	417	(158)
4.0% Coupon	271,031	19,397	290,428	289,903	1,531	(2,056)
4.5% Coupon	294,177	22,712	316,889	320,653	3,764	—
	793,375	54,187	847,562	850,988	5,718	(2,292)
Freddie Mac:
ARMs	19,348	1,318	20,666	20,585	—	(81)
3.5% Coupon	345,778	14,045	359,823	359,733	1,119	(1,209)
4.0% Coupon	902,941	62,956	965,897	966,821	6,826	(5,902)
4.5% Coupon	42,176	3,151	45,327	45,819	492	—
	1,310,243	81,470	1,391,713	1,392,958	8,437	(7,192)
Total Agency pass-through RMBS	$2,103,618	$135,657	$2,239,275	$2,243,946	$14,155	$(9,484)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at June 30, 2015 and December 31, 2014:

	June 30, 2015
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,101,616	$(153,163)	$948,453	$997,548	$53,754	$(4,659)
Alt-A	211,275	(49,912)	161,363	173,405	13,127	(1,085)
Option ARMs	261,195	(56,592)	204,603	207,312	5,837	(3,128)
Total Non-Agency RMBS	$1,574,086	$(259,667)	$1,314,419	$1,378,265	$72,718	$(8,872)

	December 31, 2014
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,257,231	$(184,851)	$1,072,380	$1,129,045	$59,350	$(2,685)
Alt-A	220,220	(53,283)	166,937	179,767	13,329	(499)
Option ARMs	205,407	(51,211)	154,196	159,297	5,755	(654)
Total Non-Agency RMBS	$1,682,858	$(289,345)	$1,393,513	$1,468,109	$78,434	$(3,838)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at June 30, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$1,582,574	$(13,506)	52	$145,016	$(3,588)	4
Agency IO	19,179	(768)	7	—	—	0
Agency Inverse IO	11,204	(151)	3	—	—	0
Total Agency Securities	1,612,957	(14,425)	62	145,016	(3,588)	4
Non-Agency RMBS	476,561	(8,111)	80	26,351	(761)	11
Total RMBS	$2,089,518	$(22,536)	142	$171,367	$(4,349)	15

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$21,500	$(5,670)	$15,830	$44,039	$(11,688)	$32,351
Non-Agency RMBS	5,840	14,148	19,988	11,642	27,439	39,081
Total	$27,340	$8,478	$35,818	$55,681	$15,751	$71,432

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$24,717	$(8,361)	$16,356	$50,524	$(17,010)	$33,514
Non-Agency RMBS	4,767	14,868	19,635	9,194	29,108	38,302
Total	$29,484	$6,507	$35,991	$59,718	$12,098	$71,816
(f) Realized and Unrealized Gains and Losses on RMBS
The following tables present components of realized gains/(losses) and the change in unrealized gains/(losses), net on our RMBS portfolio for the periods presented:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency Pass-through	$(4,351)	$(30,137)	$(57)	$(16,560)
Agency Inverse	—	(613)	43	(758)
Agency IO	(15)	1,458	(127)	1,666
Agency Inverse IO	74	199	311	(44)
Agency ARM RMBS	16	(539)	15	(825)
Non-Agency RMBS	(254)	(11,722)	3,823	(12,628)
Total	$(4,530)	$(41,354)	$4,008	$(29,149)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)
Agency Pass-through	$(7,168)	$47,672	$(21,467)	$90,340
Agency IO	61	(1,334)	61	(293)
Agency Inverse IO	(263)	437	149	843
Agency ARM RMBS	—	—	(59)	62
Non-Agency RMBS	298	4,815	2,434	11,285
Total	$(7,072)	$51,590	$(18,882)	$102,237

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at June 30, 2015 and December 31, 2014:

Contractual Maturities of RMBS (1)	June 30, 2015	December 31, 2014
> 10 years and < or equal to 20 years	$454,271	$628,787
> 20 years and < or equal to 30 years	2,497,228	2,977,089
> 30 years	472,319	149,756
Total	$3,423,818	$3,755,632

(1)
Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying or referenced mortgages.

(h) Non-Agency RMBS Discounts
The following tables present the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(85,221)	$(181,209)	$(95,504)	$(194,451)
Accretion of discount	—	14,148	—	27,416
Realized credit losses	(468)	—	489	—
Purchases	(1,386)	(7,977)	(1,471)	(10,770)
Sales and other	1,276	852	6,083	10,013
OTTI recognized	(88)	—	(1,878)	—
Transfers/release of credit reserve	15,702	(15,702)	22,096	(22,096)
Balance at end of period	$(70,185)	$(189,888)	$(70,185)	$(189,888)

(1)
At June 30, 2015, our non-Agency RMBS had gross discounts of $260,073, which included credit discounts of $51,832 and OTTI of $18,353. At December 31, 2014, our non-Agency RMBS had gross discounts of $289,955, which included credit discounts of $76,914 and OTTI of $18,590.

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 5 – Securitized Mortgage Loans
Our investments in residential mortgage loans, which are held in securitization trusts that we consolidate, are presented at fair value on our consolidated balance sheets. (See Note 15.)
The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$183,328	$110,307	$104,438	$110,984
Mortgage loans securitized	—	—	81,093	—
Principal repayments	(1,816)	(2,414)	(5,512)	(3,913)
Discount accretion and other adjustments	(126)	(223)	(756)	(264)
Unrealized gain/(loss) during the period, net (1)	(1,866)	2,042	702	3,096
Loans transferred to REO	(616)	—	(1,061)	(191)
Ending balance	$178,904	$109,712	$178,904	$109,712

(1)
Amount is net of the recognition of provision for loan losses of $0 and $782 for the three months ended June 30, 2015 and June 30, 2014, respectively, and $0 and $2,967 for the six months ended June 30, 2015 and June 30, 2014, respectively.

The following table presents certain information about mortgage loans underlying our securitized mortgage loans at June 30, 2015:

Securitized Mortgage Loans	June 30, 2015
Performing (1)	$80,307
Re-performing (1)	109,773
Non-performing (1)	31,658
Purchase discount	(48,064)
Loan loss provision	(3,130)
Fair value adjustment	8,360
Total	$178,904

(1)
We consider loans that are no more than 60 days delinquent as “performing”, loans that have had their initial terms modified and are no more than 60 days delinquent as “re-performing” and loans that are more than 60 days past due as “non-performing”.

At June 30, 2015, $5,009 of our securitized mortgage loans were in the process of foreclosure and we held REO of $311 which is included in “Other assets” on our consolidated balance sheet. The following table presents the five largest state concentrations, in the aggregate, for our securitized mortgage loans based on principal balance at June 30, 2015:

Property Location	Principal Balance	Total Concentration
Florida	$40,396	18.2%
California	39,426	17.8
Maryland	17,987	8.1
Texas	14,071	6.3
New York	12,593	5.7
Other states and the District of Columbia	97,265	43.9
Total	$221,738	100.0%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 6 – Other Investment Securities
(a) Other Investment Securities
The following table presents certain information about our other investment securities portfolio at June 30, 2015 and December 31, 2014:

	Principal Balance	Premium/ (Discount), Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon	Estimated Weighted Average Yield (2)
	June 30, 2015
Risk Sharing Securities - Freddie Mac	$45,249	$258	$45,507	$44,976	$259	$(790)	3.53%	5.30%
Risk Sharing Securities - Fannie Mae	48,287	(1,360)	46,927	45,936	13	(1,004)	3.65	6.16
SBC-MBS	67,928	(8,231)	59,697	58,889	—	(808)	0.66%	5.28%
Total	$161,464	$(9,333)	$152,131	$149,801	$272	$(2,602)	2.36%	5.56%

	December 31, 2014
Risk Sharing Securities - Freddie Mac	$10,082	$38	$10,120	$10,395	$288	$(13)	3.56%	4.27%
SBC-MBS	27,136	(3,268)	23,868	23,833	—	(35)	0.90	5.17
Total	$37,218	$(3,230)	$33,988	$34,228	$288	$(48)	1.62%	4.91%

(1)	Amortized cost is reduced by unrealized losses that are classified as OTTI, which was $317 and $109 at June 30, 2015 and December 31, 2014, respectively.

(2)	The estimated weighted average yield presented incorporates estimates for future prepayment assumptions and forward interest rate assumptions.
(b) Other Investment Securities Income
The following tables present components of interest income on our other investment securities for the periods presented:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Risk Sharing Securities - Freddie Mac	$376	$118	$494	$537	$140	$677
Risk Sharing Securities - Fannie Mae	239	78	317	287	89	376
SBC-MBS	93	490	583	161	781	942
Total	$708	$686	$1,394	$985	$1,010	$1,995

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, net (1)	Interest Income
Risk Sharing Securities - Freddie Mac	$102	$1	$103	$204	$4	$208
Total	$102	$1	$103	$204	$4	$208

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Other Investment Securities Discounts
The following table presents the changes in the components of our purchase discount on other investment securities between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	(109)	(5,389)	(364)	(2,904)
Accretion of discount	—	686	—	1,010
Realized credit losses	—	—	—	—
Purchases	—	(4,907)	—	(7,461)
Sales and other		36		36
OTTI recognized	(108)	—	(108)	—
Transfers/release of credit reserve	—	—	255	(255)
Balance at end of period	$(217)	$(9,574)	$(217)	$(9,574)
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
(d) Other Investment Securities Unrealized Losses
The following table presents information about our Other Investment Securities that were in an unrealized loss position at June 30, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Risk Sharing Securities - Freddie Mac	$44,976	$(778)	4	$—	$—	—
Risk Sharing Securities - Fannie Mae	45,936	(991)	3	—	—	—
SBC-MBS	58,889	(808)	5	—	—	—
Total Other Investment Securities	$149,801	$(2,577)	12	$—	$—	—
Note 7 – Other Investments
Our other investments are comprised of our warehouse line, real estate subject to BFT Contracts and mortgage loans, all of which are associated with our Seller Financing Program.
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
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower that owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line. All BFT Contracts purchased by us through June 30, 2015 are designated as “real estate subject to BFT Contracts,” which real estate is depreciated

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts, we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payment in interest income as received.
The following table presents components of the carrying value of our other investments at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Warehouse line receivable	$20,464	$28,639
Real estate subject to BFT Contracts, net of accumulated depreciation (1) (2)	17,960	9,616
Mortgage loans purchased through Seller Financing Program	5,665	2,306
Total	$44,089	$40,561

(1)
BFT Contracts at June 30, 2015 had an aggregate principal balance of $18,186 with a weighted average stated interest rate of 8.35% and BFT Contracts at December 31, 2014 had an aggregate principal balance of $9,655 with a weighted average stated interest rate of 8.88%.

(2)	Net of $226 and $48 of accumulated depreciation at June 30, 2015 and December 31, 2014, respectively.
Note 8 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at June 30, 2015 and December 31, 2014:

Investment Category	June 30, 2015	December 31, 2014
Agency RMBS - Fannie Mae (1)	$2,617	$3,101
Agency RMBS - Freddie Mac (1)	4,317	4,798
Agency RMBS - Ginnie Mae (1)	79	30
Non-Agency RMBS	1,095	1,068
Securitized mortgage loans	1,007	719
Other investment securities	207	10
Other investments	1,067	609
Mortgage loans	—	120
Total	$10,389	$10,455

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at June 30, 2015 and December 31, 2014:

Investment Related Receivables	June 30, 2015	December 31, 2014
Unsettled sales of Agency RMBS	$132,149	$188,527
Unsettled sales non-Agency RMBS		—
Principal payments due from broker	3,979	2,928
Total investment related receivables	$136,128	$191,455

Note 9 – Borrowings Under Repurchase Agreements
As of June 30, 2015, we had master repurchase agreements with 23 counterparties and had outstanding borrowings of $3,177,679 with 17 counterparties.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 24 months. The following table presents certain characteristics of our repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,868,994	0.38%	21	$2,205,082	0.34%	16
Non-Agency RMBS (1)	1,189,357	1.88	162	1,159,698	1.95	160
Other investment securities	119,328	1.76	173	28,805	1.74	13
Mortgage loans	—	—	—	8,742	2.79	120
Total	$3,177,679	1.00%	79	$3,402,327	0.91%	65

(1)
Includes $93,602 and $33,153 of repurchase borrowings collateralized by non-Agency RMBS of $128,933 and $47,786 at June 30, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with the securitization transactions.

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and derivative contracts are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through June 30, 2015, we remained in compliance with all of our financial covenants. (See Notes 10 and 11.)
The following table presents repricing information about our borrowings under repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,281,457	0.89%	$2,658,515	0.73%
Over 30 days to 60 days	654,914	1.05	501,291	1.34
Over 60 days to 90 days	48,887	1.70	116,196	1.92
Over 90 days to 120 days	18,543	1.93	35,668	1.94
Over 120 days to 360 days	173,878	1.91	90,657	2.01
Total	$3,177,679	1.00%	$3,402,327	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents the contractual maturity of our repurchase agreements at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,998,076	0.72%	$2,461,835	0.61%
Over 30 days to 60 days	564,233	0.87	393,555	1.10
Over 60 days to 90 days	60,804	1.67	116,196	1.92
Over 90 days to 120 days	18,543	1.93	35,668	1.56
Over 120 days to 360 days	234,326	2.11	287,337	2.18
Over 360 days	301,697	2.02	107,736	2.23
Total	$3,177,679	1.00%	$3,402,327	0.91%
Note 10 – Collateral Positions
(a) Collateral Pledged and Collateral Held
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$13,371	$11,366	$14,176	$2,546
Repurchase agreement borrowings:
Agency RMBS (2)	1,923,880	—	2,297,050	—
Non-Agency RMBS (3)	1,524,927	—	1,499,296	—
Other investment securities	149,801	—	34,228	—
Mortgage loans	—		13,602
Restricted cash	63,745	—	54,830	—
	3,662,353	—	3,899,006	—
Clearing margin:
Agency RMBS	4,174	—	3,998	—
Total	$3,679,898	$11,366	$3,917,180	$2,546

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held as collateral is unrestricted in use and therefore is included with cash with a corresponding liability,“Obligation to return cash held as collateral” on our consolidated balance sheet.

(2)	Includes Agency RMBS of $131,407 and $168,705 that were sold but unsettled at June 30, 2015 and December 31, 2014, respectively.

(3)
Includes non-Agency RMBS of $128,933 and $47,786 at June 30, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities pledged.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Collateral Pledged Components
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$1,923,880	$1,934,569	$5,308	$1,929,188
Non-Agency RMBS (2)	1,524,927	1,332,377	1,150	1,526,077
Other investment securities	149,801	152,131	207	150,008
Securitized mortgage loans	—	—	—	—
Mortgage loans	—	—	—	—
Cash	63,745	—	—	63,745
	3,662,353	3,419,077	6,665	3,669,018
Cash pledged for derivatives contracts	13,371	—	—	13,371
Agency RMBS pledged for clearing margin	4,174	4,078	13	4,187
Total	$3,679,898	$3,423,155	$6,678	$3,686,576

	December 31, 2014
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (1)	$2,297,050	$2,287,498	$7,015	$2,304,065
Non-Agency RMBS (3)	1,499,296	1,423,853	1,144	1,500,440
Other investment securities	34,228	33,988	10	34,238
Mortgage loans	13,602	13,602	116	13,718
Cash	54,830	—	—	54,830
	3,899,006	3,758,941	8,285	3,907,291
Cash pledged for derivative contracts	14,176	—	—	14,176
Agency RMBS pledged for clearing margin	3,998	3,907	12	4,010
Total	$3,917,180	$3,762,848	$8,297	$3,925,477

(1)	Includes Agency RMBS of $131,407 and $168,705 that were sold but unsettled at June 30, 2015 and December 31, 2014, respectively.

(2)
Includes a non-Agency RMBS with a fair value of $128,933, an amortized cost of $127,083 and the associated interest receivable of $620, all of which were eliminated in consolidation with VIEs at June 30, 2015.

(3)
Includes a non-Agency RMBS with a fair value of $47,786, an amortized cost of $46,319 and the associated interest receivable of $110, all of which were eliminated in consolidation with a VIE at December 31, 2014.

We consolidate the securitization trusts associated with our securitizations, which are VIEs, that were created to facilitate our securitization transactions. As part of the February 2013 Securitization, the most senior security created was sold to a third-party investor and as such, when we consolidate this securitization trust, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” Our securitized mortgage loans are restricted in that they can only be used to fulfill the obligations of their associated securitization trust. (See Note 15.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through June 30, 2015, we remained in compliance with all of our financial covenants. (See Notes 9, 10 and 11.)

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
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at June 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
June 30, 2015
Swaps and Swaptions, at fair value	$17,617	$—	$17,617	$(6,634)	$(11,366)	$(383)
Total	$17,617	$—	$17,617	$(6,634)	$(11,366)	$(383)
December 31, 2014
Swaps and Swaptions, at fair value	$11,098	$—	$11,098	$(3,711)	$(2,516)	$4,871
Long TBA Contracts, at fair value	544	—	544	—	(30)	514
Total	$11,642	$—	$11,642	$(3,711)	$(2,546)	$5,385

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
June 30, 2015
Swaps and Swaptions, at fair value	$8,641	$—	$8,641	$(6,634)	$(2,007)	$—
Short TBA contracts, at fair value	95	—	95	—	900	995
Repurchase agreements	3,177,679	—	3,177,679	(3,177,679)	—	—
Total	$3,186,415	$—	$3,186,415	$(3,184,313)	$(1,107)	$995
December 31, 2014
Swaps and Swaptions, at fair value	$8,949	$—	$8,949	$(3,711)	$(5,238)	$—
Repurchase agreements	3,402,327	—	3,402,327	(3,402,327)	—	—
Total	$3,411,276	$—	$3,411,276	$(3,406,038)	$(5,238)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at June 30, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,511,299 and $3,830,574 at June 30, 2015 and December 31, 2014, respectively. The amounts pledged include $128,933 and $47,786 of RMBS that are not included in our consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively, as such assets were eliminated in consolidation with a VIE.

(4)
Total cash pledged against our Swaps was $13,371 and $14,176 at June 30, 2015 and December 31, 2014, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $63,745 and $54,830 at June 30, 2015 and December 31, 2014, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 12 – Derivative Instruments
We enter into derivative contracts, which through June 30, 2015 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting under GAAP for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations.
(a) Derivative Instruments Summary
Information with respect to our derivative instruments as presented on our consolidated balance sheets at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$8,528	$957,000	$9,543
Swaptions - assets	1,065,000	9,089	1,250,000	1,555
Swaps - (liabilities)	730,000	(8,641)	730,000	(8,949)
Short TBA Contracts - (liabilities)	200,000	(95)	—	—
Long TBA Contracts - assets	—	—	100,000	544
Total	$2,952,000	$8,881	$3,037,000	$2,693
(b) Swaps
The variable amount that we receive from our Swap counterparties is typically based on three-month LIBOR. The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
Term to Maturity	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)
More than one year up to and including three years	$1,109,000	1.06%	2.0	$920,000	1.07%	2.4
More than three years up to and including five years	14,000	1.51	4.7	189,000	1.02	3.2
More than five years	564,000	2.15	7.5	578,000	2.13	7.9
Total	$1,687,000	1.43%	3.9	$1,687,000	1.43%	4.4

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Swaptions
We pay a premium to our Swaption counterparties to purchase a Swaption. Each of our Swaptions gives us the right, at the expiration of the option period, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
At June 30, 2015, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.11%. The following table presents information about our Swaptions at June 30, 2015:

	Option		Underlying Swap
Fixed-Pay Rate for Underlying Swap	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.34% - 2.75%	$678	6.7	$100,000	5.0	2.34%
2.76% - 3.00%	6,093	7.3	425,000	10.0	2.93
3.01% - 3.25%	1,714	11.4	125,000	10.0	3.24
3.26% - 3.50%	604	4.3	265,000	10.0	3.31
3.51% - 3.68%	—	0.2	150,000	10.0	3.64
Total	$9,089	6.0	$1,065,000	9.5	3.11%

(d) Gains/(Losses) on Derivatives
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Character of Loss on Derivative Instruments	2015	2014	2015	2014
Net interest payments/accruals on Swaps (1)	$(4,920)	$(5,081)	$(9,884)	$(9,870)
Losses on the termination and expiration of Swaptions, net (1)	(6,170)	(7,585)	(10,032)	(14,112)
Losses on settlement of TBA Contracts, net (1)	—	—	(1,977)	(7,156)
Change in fair value of Swaps (2)	14,769	(15,244)	(707)	(26,168)
Change in fair value of Swaptions (2)	8,879	777	9,181	(6,267)
Change in fair value of TBA Contracts (2)	(95)	—	(639)	(750)
Total	$12,463	$(27,133)	$(14,058)	$(64,323)
Note: Each of the items presented is included as a component of “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Derivative Activity
The following table provides information with respect to our use of derivative instruments during the periods presented:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Short TBA Contracts	Swaps	Swaptions	Short TBA Contracts	Long TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$—	$1,687,000	$1,425,000	$—	$100,000	$1,687,000	$1,250,000
Notional amount of contracts entered	(200,000)	—	200,000	(200,000)	500,000	—	650,000
Notional amount of contracts terminated	—	—	(560,000)		(600,000)	—	(835,000)
Ending Notional Balance	$(200,000)	$1,687,000	$1,065,000	$(200,000)	$—	$1,687,000	$1,065,000

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Short TBA Contracts	Swaps	Swaptions	Short TBA Contracts	Long TBA Contracts	Swaps	Swaptions
Beginning Notional Balance	$—	$1,687,000	$1,275,000	$400,000	$—	$1,587,000	$1,375,000
Notional amount of contracts entered	—	—	560,000	—	—	100,000	1,010,000
Notional amount of contracts terminated	—	—	(500,000)	(400,000)	—	—	(1,050,000)
Ending Notional Balance	$—	$1,687,000	$1,335,000	$—	$—	$1,687,000	$1,335,000
(f) Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through June 30, 2015 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 10 and 11.) If we had breached any of these provisions at June 30, 2015, we could have been required to settle our obligations under our Swaps at their termination value. At June 30, 2015, the estimated termination value of our Swaps was $11,056, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest.
Note 13 – Interest Payable
The following table presents the components of our interest payable at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Repurchase borrowings collateralized by Agency RMBS	$1,159	$1,569
Repurchase borrowings collateralized by non-Agency RMBS (1)	4,316	8,234
Repurchase borrowings collateralized by other investment securities	171	127
Repurchase borrowings collateralized by mortgage loans	—	9
Securitized debt	86	110
Swaps	2,819	2,977
Total	$8,551	$13,026

(1)
Includes $132 and $103 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at June 30, 2015 and December 31, 2014, respectively, which securities were eliminated from our balance sheet in consolidation.

Note 14 – Commitments and Contingencies
(a) Management Agreement – Related Party Transactions
In connection with our initial public offering in July 2011, we entered into a management agreement with our Manager (or, Management Agreement), which describes the services to be provided for us by our Manager and compensation for such services. Our Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors.

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
We incurred management fees of $2,895 and $2,774 for the three months ended June 30, 2015 and 2014, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on the consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. At June 30, 2015 and December 31, 2014, $2,895 and $2,840, respectively, for management fees incurred but not yet paid were included in “Payable to related party” on the consolidated balance sheet.
(b) Representations and Warranties in Connection with Securitization
In connection with our February 2013 Securitization, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through June 30, 2015, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At June 30, 2015, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 15.)
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
(a) Securitization Transactions
We have entered into two securitization transactions for which we consolidate the associated trusts, as VIEs, that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. (See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization transactions.)
As of June 30, 2015 and December 31, 2014, the aggregate fair value of securitized mortgage loans underlying our securitizations was $178,904 and $104,438, respectively, and are included in “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value,” on our consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.
The following table summarizes the key details of our securitization transactions as of June 30, 2015:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Current principal value of mortgage loan in securitization trust	$89,243	$132,495	$221,738
Face amount of senior security issued by the VIE and sold to a third-party investor	$—	$50,375	$50,375
Outstanding balance of senior security at June 30, 2015 (1)	$80,598	$25,828	$106,426
Year of final contractual maturity of senior debt	2054	2047
Face/Par value of certificates received by us (2)	$82,287	$1,046	$83,333
Cash received from sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred ($555 net of amortization as of June 30, 2015) (3)	$174	$829	$1,003
Pass-through interest rate for senior security issued - fixed rate	5.75%	4.00%

(1)	With respect to the March 2015 Securitization, amount reflects 100% of the single security issued, which we retained, in connection with the securitization.

(2)
With respect to our February 2013 Securitization, the certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor. While the RMBS that we retained in connection with February 2013 Securitization do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and we, as legally, permitted pledge such securities as collateral.

(3)
Certain expenses incurred in connection with our securitizations were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party, or the initial term of the associated borrowing facility.

(b) Consolidation Assessment
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the March 2015 Securitization and February 2013 Securitization for each reporting period from inception through June 30, 2015.
(c) Activities of Securitization Trusts
The securitization trusts receive principal and interest on the underlying mortgage loans and distribute those payments to the certificate holders. The assets and other instruments held by the securitization trusts are restricted in that they can only be used to fulfill the obligations of their respective securitization trust. The risks associated with our involvement with the VIEs is limited to the risks and rights as a certificate holder of the securities we retained.
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
Prior to the completion of our first securitization transaction in February 2013, we had not transferred assets to VIEs or QSPEs and other than acquiring RMBS issued by such entities, had no other involvement with VIEs or QSPEs.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Securitized Debt
We consolidate the underlying trust associated with our February 2013 Securitization. As a result, the senior security that was sold to a third-party investor is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value” and the residential mortgage loans held by the trust that collateralize the securities issued by the trust are included as a component of “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value” on our consolidated balance sheet. The third-party beneficial interest holders in the VIE have no recourse against us, except that we may have an obligation to repurchase assets from the VIE in the event that we breach certain representations and warranties in relation to the mortgage loans sold to the VIE. Other than the foregoing, we have no obligation to provide, nor have we provided, any other explicit or implicit support to this or any other VIE that we consolidate.
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at June 30, 2015, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	June 30, 2015
One year or less	$7,389
More than one year, up to and including three years	14,754
More than three years, up to and including five years	3,685
Total	$25,828
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
(e) VIEs - Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIEs at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Assets:
Securitized mortgage loans, at fair value	$178,904	$104,438
Interest receivable	$1,006	$719
Liabilities:
Borrowings under repurchase agreements (1)	$93,602	$33,153
Non-recourse securitized debt, at fair value	$25,893	$34,176
Accrued interest payable (1)	$218	$213

(1)	Prior presentation is conformed to the current presentation.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIEs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income - securitized mortgage loans	$3,623	$1,927	$5,790	$4,173
Interest expense - securitized debt	$(333)	$(432)	$(699)	$(874)
Interest expense- repurchase agreements	$(648)	$—	$(958)	$—
Unrealized gain/(loss) on securitized mortgage loans, net	$(1,896)	$2,042	$466	$3,096
Unrealized gain/(loss) on securitized debt	$1,001	$(364)	$1,014	$(354)
Other, net	$—	$(68)	$—	$(68)
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIEs for the periods presented:

	Six Months Ended June 30,
	2015	2014 (1)
Net income	$6,557	$5,973
Premium amortization/(discount accretion), net	$214	$263
Amortization of deferred financing costs	$163	$83
Unrealized (gain) on securitized mortgage loans, net	$(466)	$(3,096)
Unrealized (gain)/loss on securitized debt	$(1,014)	$354
Realized loss on real estate owned, net	$133	$68
(Increase) in accrued interest receivable, less purchased interest	$(287)	$(60)
(Decrease) in accrued interest payable	$(24)	$(17)
Purchase of mortgage loans, simultaneously securitized	$(67,357)	$—
Proceeds from issuance of real estate owned	$351	$30
Other, net	$1	$1
Principal payments received on securitized mortgage loans	$5,512	$3,913
Proceeds from repurchase agreement borrowings	$372,215	$—
Repayments of repurchase agreement borrowings	$(311,766)	$—
Principal payments on securitized debt	$(7,269)	$(5,052)

(1)	Prior presentation is conformed to the current presentation.
Note 16 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At June 30, 2015, 1,281,910 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted Common Stock	$105	$103	$211	$193
RSUs	198	305	586	674
Total	$303	$408	$797	$867
At June 30, 2015, we had estimated unrecognized compensation expense of $1,872 and $667 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at June 30, 2015 is expected to be recognized

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

over a weighted average period of 1.7 years. As of June 30, 2015, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through June 30, 2015, we have not settled RSUs in cash. However, the LTIP provides that we may allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital.
The following table presents information about our equity awards for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value(1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	291,777	$—	182,359	$19.48	292,088	$—	183,922	$19.47
RSUs canceled upon delivery of common stock (2)	(5,000)	—	(1,562)	17.95	(5,000)	—	(3,125)	17.95
RSUs canceled or forfeited	(2,289)	—	—	—	—	—	—	—
RSUs outstanding at end of period	284,488	$—	180,797	$19.50	284,488	$—	180,797	$19.50

Vested RSUs	98,916	$—	62,160	$19.76	98,916	—	62,160	19.76
Unvested RSUs	185,572	$—	118,637	$19.36	185,572	—	118,637	19.36

Unvested restricted common stock awards outstanding at beginning of period	41,980	$—	25,140	$20.52	43,992	$—	28,040	$20.37
Restricted common stock granted	9,332	—	9,208	16.29	9,332	—	9,208	16.29
Restricted common stock vested	(2,008)	—	(2,908)	19.03	(4,020)	—	(5,808)	19.03
Unvested restricted common stock outstanding at end of period	49,304	$—	31,440	$19.42	49,304	$—	31,440	$19.42

(1)	Amounts are not in thousands.

(2)	Includes amounts deemed issued in connection with payment of grantee’s tax liability.
Note 17 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2014 through June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
(b) Preferred Stock
At June 30, 2015 and December 31, 2014, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the Securities Exchange Commission (or, SEC) on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of the Preferred Stock, such instruments are characterized as equity instruments.
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
(c) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012. At June 30, 2015, we had $405,460 available under this shelf registration statement.
(d) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through June 30, 2015, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(e) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through June 30, 2015, we had not repurchased any shares of common stock under the Repurchase Program.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 18 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net Income/(Loss)	$(10,032)	$44,004	$11,375	$71,886
Less:
Dividends declared on Preferred Stock	3,450	3,450	6,900	6,900
Dividends, dividend equivalents and undistributed earnings allocated to participating securities (1)	153	263	307	416
Net income/(loss) allocable to common stock – basic and diluted	$(13,635)	$40,291	$4,168	$64,570
Denominator:
Weighted average common shares - basic	32,048	32,020	32,047	32,018
Weighted average common shares - diluted	32,048	32,106	32,057	32,085
Earnings per common share - basic	$(0.43)	$1.26	$0.13	$2.02
Earnings per common share - diluted	$(0.43)	$1.25	$0.13	$2.01

(1)
For the three and six months ended June 30, 2015, 284,488 and 187,028 RSUs and 49,304 and 49,304 shares of restricted stock outstanding were not included in the calculation of diluted earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
At June 30, 2015, our portfolio was comprised of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related assets. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of June 30, 2015, our derivatives included Swaps, Swaptions and TBA Contracts.
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at June 30, 2015, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
We primarily invest in residential mortgage and mortgage related assets throughout the United States. As of June 30, 2015, we held investments in RMBS, including Agency pass-through RMBS (whose underlying collateral is primarily comprised of 30 year fixed-rate mortgages), Agency Inverse Floaters, Agency IO, Agency Inverse IO, non-Agency RMBS, securitized mortgage loans, other mortgage-related securities, mortgage loans and other real estate related investments associated with our Seller Financing Program. The Seller Financing Program refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time.

The following is a summary of our target assets at June 30, 2015:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO, Agency Inverse IO, Agency Inverse Floater and Agency principal-only securities.

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

Other Residential Mortgage-Related Assets
Non-Agency RMBS comprised of interest-only securities, principal-only securities, floating rate inverse interest-only securities, and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights, excess servicing spreads, advances on our warehouse line and mortgage loans to investors in residential properties. In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 4.21 times at June 30, 2015. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At June 30, 2015, we had master repurchase agreements with 23 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of June 30, 2015, we had $3,177,679 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $1,923,880 of Agency RMBS (which includes $131,407 of RMBS that were sold but unsettled at June 30, 2015), $1,524,927 of non-Agency RMBS (which included $128,933 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE), and $149,801 of other investment securities. (See Notes 9, 10 and 11 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

We have engaged in and expect, subject to market conditions, to continue to engage in securitization transactions. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or financing the underlying securitized financial assets on more favorable terms than available on such assets on an unsecuritized basis.
In addition to repurchase borrowings and securitized debt, subject to market conditions, we may utilize other sources of leverage in the future, including, but not limited to, securitized debt associated with resecuritizations, warehouse facilities, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements. Our future use of these alternative forms of financing is subject to market conditions. (See “Recent Market Conditions and Our Strategy” below).
Hedging Strategy
Subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes, we pursue various hedging strategies with the objective of reducing our exposure to increases in interest rates. The U.S. Federal income tax rules applicable to REITs may necessitate that we implement certain of these techniques through a TRS that will generally be subject to U.S. Federal and state income taxation. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions.
Our Swaps and Swaptions are intended to mitigate the effects of increases in interest rates on a portion of our future repurchase borrowings; in addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio.
At June 30, 2015, our Swaps had an aggregate notional balance of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 3.9 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaptions provide that when a Swaption is “in the money” (when the Swaption has intrinsic value) at the expiration of the option period, we may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount, or receive a cash payment equal to the fair value of the underlying Swap. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. At June 30, 2015, our Swaptions had an aggregate notional of $1,065,000 and a weighted average term of six months until expiration. At June 30, 2015, the Swaps underlying our Swaptions had a weighted average fixed-pay rate of 3.11% and a weighted average term of 9.5 years.
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

We hold certain securities that were issued with original issue discount (or, OID). We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. Differences with respect to GAAP versus tax amortization of purchase premiums and accretion of purchase discounts on our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes and never affect the calculation of taxable income.
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
Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2015
General:
While the outlook for monetary policy remains uncertain, minutes from the June 2015 Federal Reserve Open Market committee (or, FOMC) meeting are believed to indicate that the FOMC is preparing to begin increasing interest rates. Employment conditions remained relatively firm, with non-farm payrolls increasing over 200,000 for each month during the second quarter. With this backdrop, interest rates moved higher and the yield curve steepened, with ten-year U.S. Treasury notes increasing by 43 basis points, ending the second quarter at 2.35%, compared to 1.92% at the end of the first quarter of 2015, while rates on two-year U.S. Treasury rates increased eight basis points to close the quarter at 0.64%.
The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year U.S. Treasury rate for the first six months of 2015:

Table 1
	High	Low	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year U.S. Treasury Rate				Ten-Year Swap Rate
June 30, 2015	2.48%	1.84%	2.16%	2.35%	2.56%	1.95%	2.24%	2.43%
March 31, 2015	2.24%	1.64%	1.96%	1.92%	2.36%	1.80%	2.08%	2.04%

	Two-Year U.S. Treasury Rate				Spread Between Two and Ten Year U.S. Treasury Rate
June 30, 2015	0.73%	0.48%	0.60%	0.64%	1.75%	1.36%	1.56%	1.71%
March 31, 2015	0.72%	0.41%	0.59%	0.56%	1.52%	1.23%	1.37%	1.36%
While our net income for the second quarter of 2015 was negatively impacted by unrealized and realized losses due to market conditions described above, our operating earnings (which is a non-GAAP financial measure, see Table 23, below) increased for the second quarter ended June 30, 2015, compared to the first quarter of 2015. The improvement in our operating earnings primarily reflects the improved performance of our non-Agency RMBS, which performance reflects our more positive expectations about the future cash flows of such securities, and the decline in our borrowing costs associated with such investments. Further, the full impact of our March 2015 loan pool purchase and securitization and incremental purchases of Risk Sharing Securities and SBC-MBS were experienced in the second quarter. These increases were partially offset by a decrease in net interest income on our Agency RMBS portfolio, as we have continued to reduce our Agency holdings to fund our expansion of credit investments.

Investment Strategy:
The following table presents the composition of our investment portfolio as a percentage of total investments as of June 30, 2015 and March 31, 2015:

Table 2	June 30, 2015	March 31, 2015
Agency pass-through RMBS	51.9%	55.9%
Agency Inverse Floater	—	—
Agency IO and Agency Inverse IO	2.0	1.5
Total Agency RMBS	53.9	57.4

Non-Agency RMBS	36.3	34.5
Securitized mortgage loans (1)	4.7	4.6
Mortgage loans held at fair value	—	—
Other investments	1.2	1.1
Other investment securities (2)	3.9	2.4
Total credit investments	46.1	42.6
Total	100.0%	100.0%

(1)	Securitized mortgage loans include securitized mortgage loans associated with our February 2013 Securitization and March 2015 Securitization transactions.

(2)	Other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS.
Agency RMBS Portfolio/Interest Rate Hedges:
The FOMC continues to replace the runoff of its Agency RMBS holdings, supporting Agency RMBS valuations. However, in June such support was offset by an increase in spreads, which we believe was due to heightened concerns around a default in Greece, a potential recession in China and an upcoming shift in monetary policy in the U.S. Premiums for prepayment protected securities decreased as mortgage rates increased throughout the second quarter of 2015, pushing fundamental valuations wider for such securities.
During the second quarter of 2015, prepayments driven by housing turnover were higher than recent history, as seasonal activity was coupled with a relatively strong housing market. During the second quarter of 2015, our Agency RMBS portfolio experienced a monthly fair value weighted average CPR of 8.6%, comprised of 8.4% CPR on Agency pass-through securities and 14.8% on Agency IO and Agency Inverse IO securities, in the aggregate. During the second quarter of 2015, the maximum average monthly CPR of our Agency RMBS was experienced in June, with an overall Agency CPR of 11.1% comprised of 11.0% on Agency pass-through securities and 15.7% on Agency IO and Agency Inverse IO securities in the aggregate. We expect prepayments to decrease as we move into the fall and winter, as June historically has the highest seasonal turnover, and higher rates on mortgages later in the year could slow housing turnover and refinance activity.
The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at June 30, 2015 and March 31, 2015:

Table 3	June 30, 2015		March 31, 2015
Agency RMBS Collateral Type	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Fixed:
3.5% coupon	$552,325	$(9,811)	$978,178	$4,368
4.0% coupon	1,159,433	(1,925)	1,042,378	14,032
	1,711,758	(11,736)	2,020,556	18,400
ARMs	258,956	(978)	206,715	(439)
Agency IO	57,218	1,830	39,971	373
Agency Inverse IO	17,621	11	19,762	424
Total	$2,045,553	$(10,873)	$2,287,004	$18,758

The following table presents information with respect to our Swaps and Swaptions at June 30, 2015 and March 31, 2015:

Table 4	June 30, 2015	March 31, 2015
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$(113)	$(14,881)
Unrealized gain/(loss), net	$(707)	$(15,476)
Weighted average fixed pay rate	1.43%	1.43%
Weighted average months to maturity	47	50

Swaptions:
Notional amount	$1,065,000	$1,425,000
Estimated fair value	$9,089	$4,020
Unrealized gain, net	$9,181	$302
Weighted average term to expiration (months)	6	5
Weighted average underlying Swap term (months)	114	112
Weighted average underlying Swap fixed pay rate	3.11%	3.24%
Credit Investments:
Market prices for non-Agency RMBS and our other investment securities were stable in the earlier part of the second quarter of 2015, however as volatility increased, with heightened concerns around a national debt default by Greece and a potential recession in China, market prices weakened. As a result, valuations on such instruments ended the second quarter down slightly from levels at March 31, 2015. There was a continued increase in new issue mortgage offerings and in general with the exception of Risk Sharing Securities, yields on such offerings remained stable as a result of strong demand. Prices, which move inversely with yields, on securities backed by non-performing loans and re-performing loans decreased as spreads widened, reflecting the increase in volatility. We used price weakness at quarter-end as an opportunity to purchase additional Risk Sharing Securities and SBC-MBS, as reflected in Table 5, below.
Our credit investments, were comprised of the following at June 30, 2015 and March 31, 2015:

Table 5	June 30, 2015	March 31, 2015
Non-Agency RMBS (at fair value)	$1,378,265	$1,374,966
Securitized mortgage loans (at fair value)	178,904	183,328
Other investments	44,089	42,828
Other investment securities:
Risk Sharing Securities - Freddie Mac (at fair value)	44,976	36,774
Risk Sharing Securities - Fannie Mae (at fair value)	45,936	20,359
SBC-MBS (at fair value)	58,889	39,916
Total	$1,751,059	$1,698,171
Non-Agency valuations continue to be supported by market technicals, such as the continued pay down of legacy non-Agency securities, as well as fundamentals, such as the recovering housing market, which factors support positive future performance with respect to borrower defaults and loss severities on liquidated properties. Our non-Agency RMBS continued to perform well over the second quarter, as we experienced stable voluntary prepayments and defaults continued to decrease.
As of June 30, 2015, we had: (a) $20,464 of advances outstanding under a warehouse line; (b) $17,960 of legal title to real estate associated with BFT Contracts; and (c) $5,665 of mortgage loans, all of which were related to our Seller Financing Program. We provide warehouse advances to our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S. We view this program as a way to gain exposure to residential real estate and as a complement to our strategy of acquiring non-Agency RMBS and other credit securities. We anticipate that we will purchase additional BFT Contracts and/or mortgage loans originated in connection with the Seller Financing Program over time. Our ultimate investment in BFT Contracts and/or mortgage loans through this program will be dependent on, among other things, market conditions, including our ability to obtain leverage on such assets under favorable terms, and the ability of one or more of our counterparties to efficiently and economically purchase, rehabilitate and sell such properties to individuals. Given that such investments are less liquid than non-Agency securities, we have grown the program at a measured pace.

During the second quarter of 2015, we purchased $22,086 of SBC-MBS, with a weighted average purchase price of 86.75% of par value; at June 30, 2015, these securities had a weighted average unlevered yield of 5.53%. We view the credit and collateral attributes of SBC-MBS as being similar to those of our non-Agency RMBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity.
Borrowings:
Financing rates on Agency RMBS increased during the second quarter compared to the first quarter of 2015. We believe that balance sheet tightening at banks, regulatory requirements, and interest rate concerns drove increases in interest rates on repurchase borrowings.
On the non-Agency side, additional dealers continue to offer non-Agency financing on bonds purchased from others leading to more options and haircuts have continued to decline. Following quarter-end, we entered into a $300,000 whole loan repurchase facility which provides for financing of residential mortgage loan products. The terms of future borrowings under this facility will vary based on the characteristics of the products pledged as collateral.
We believe that there is an increased likelihood that increases in interest rates will impact borrowing costs for Agency, non-Agency and other investment securities for the remainder of 2015.
Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances. In the second quarter, our average leverage remained fairly constant at 4.12 times, up marginally from 4.09 times for the first quarter of 2015. We ended the quarter at 4.21 times leverage.
Results of Operations
Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014
For the three months ended June 30, 2015, we had a net loss of $10,032, or $0.43 per basic and diluted common share, compared to net income of $44,004, resulting in net income of $1.26 per basic or, $1.25 per diluted common share, for the three months ended June 30, 2014. Our results of operations for the three months ended June 30, 2015 were significantly impacted by declines in the value of our investment portfolio. As a result, we experienced both unrealized and, to a lesser extent, realized losses; these losses were partially offset by increases in the value of our derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2015,” above.)
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. The $2,753 increase in our net interest income reflects the increase in our leverage and the increase in net interest rate spread and net interest margin for the three months ended June 30, 2015, compared to June 30, 2014. For the three months ended June 30, 2015, we had average debt-to-equity of 4.12 times, compared to 3.72 times for the three months ended June 30, 2014. We had an interest rate spread and net interest margin of 3.34% and 3.48% for the three months ended June 30, 2015, respectively, compared to 3.32% and 3.44%, respectively, for the three months ended June 30, 2014. The increase in our interest rate spread and net interest margin reflects our continued reallocation of capital into our credit investments which generate higher yields and spreads, relative to Agency RMBS.
For the three months ended June 30, 2015 and June 30, 2014, we earned interest income of $41,618 and $38,141, respectively, and incurred interest expense of approximately $8,234 and $7,510, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS.
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

The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended June 30, 2015 and 2014:

Table 6	Three Months Ended June 30, 2015
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans and Mortgage Loans	Total
Average balance (2)	$2,145,667	$1,479,534	$172,627	$3,797,828
Total interest income	$15,830	$22,165	$3,623	$41,618
Weighted average CPR	8.6%	4.8%	5.1%	6.2%
Yield on average assets	2.92%	5.93%	8.31%	4.34%
Average balance of associated repurchase agreements	$1,957,927	$1,163,225	$94,330	$3,215,482
Average balance of securitized debt (3)	$—	$—	$28,582	$28,582
Total interest expense	$1,881	$5,361	$992	$8,234
Average cost of funds (4) (5)	0.38%	1.82%	3.19%	1.00%
Net interest income	$13,949	$16,804	$2,631	$33,384
Net interest rate spread	2.54%	4.11%	5.12%	3.34%
Total interest expense including net interest cost of Swaps (6)	$6,667	$5,361	$1,126	$13,154
Effective cost of funds (6)	1.35%	1.82%	3.62%	1.60%
Net interest income including net interest cost of Swaps	$9,163	$16,804	$2,498	$28,464
Effective net interest rate spread (6)	1.57%	4.11%	4.69%	2.74%

	Three Months Ended June 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,150,645	$1,273,563	$102,062	$3,526,270
Total interest income	$16,356	$19,858	$1,927	$38,141
Weighted average CPR	6.7%	4.2%	3.6%	4.8%
Yield on average assets	3.04%	6.24%	7.55%	4.33%
Average balance of associated repurchase agreements	$1,866,797	$1,004,942	$28,543	$2,900,282
Average balance of securitized debt (3)	$—	$—	$39,133	$39,133
Total interest expense	$1,688	$5,254	$568	$7,510
Average cost of funds (4) (5)	0.36%	2.07%	3.32%	1.01%
Net interest income	$14,668	$14,604	$1,359	$30,631
Net interest rate spread	2.68%	4.17%	4.23%	3.32%
Total interest expense including net interest cost of Swaps (6)	$6,631	$5,254	$706	$12,591
Effective cost of funds (6)	1.41%	2.07%	4.13%	1.69%
Net interest income including net interest cost of Swaps	$9,725	$14,604	$1,221	$25,550
Effective net interest rate spread (6)	1.63%	4.17%	3.42%	2.64%

(1)	Other credit investments includes other investment securities and other investments.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid principal balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

As of June 30, 2015, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to three months with haircut requirements ranging from 3.0% to 5.0% and financing rates from 0.37% to 0.40%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to twenty four months with haircut requirements ranging from 10.0% to 45.0% and financing rates from 1.18% to 2.69%. (The “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount.)
The following table presents the cost of funds and effective cost of funds for our repurchase agreement borrowings by type of collateral pledged for the periods presented:

Table 7	Three Months Ended June 30,
	2015		2014
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.38%	1.35%	0.36%	1.41%
Non-Agency RMBS and other credit investments(2)	1.82	1.82	2.07	2.07
Securitized mortgage loans(3)	3.19	3.62	3.32	4.13
Total	1.00%	1.6%	1.01%	1.69%

(1)
The effective cost of funds for the periods presented include interest expense for the periods and the net interest component for Swaps during the periods of $4,920 and $5,081, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)	For the periods presented, other credit investments were comprised of other investment securities and other investments.

(3)
The non-Agency RMBS associated with our securitization transactions are eliminated in consolidation with the VIE and the mortgage loans in the VIE are consolidated by us. The interest expense on repurchase agreement borrowings associated with non-Agency RMBS associated with our securitization transactions are included with the cost of funds for our securitized mortgage loans.

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the periods presented:

Table 8	Three Months Ended June 30,
Components of Gain/(Loss) on Derivative Instruments	2015	2014
Net interest (payments/accruals) on Swaps(1)	$(4,920)	$(5,081)
Losses on the termination and expiration of Swaptions, net(1)	(6,170)	(7,585)
Losses on settlement of TBA Contracts, net(1)	—	—
Change in fair value of Swaps(2)	14,769	(15,244)
Change in fair value of Swaptions(2)	8,879	777
Change in fair value of TBA Contracts(2)	(95)	—
Total	$12,463	$(27,133)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
At June 30, 2015, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and weighted average term to maturity of 3.9 years. At June 30, 2015, our Swaptions had an aggregate notional amount of $1,065,000 and a weighted average term of six months until expiration; Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.11% and a weighted average term of 9.5 years.
We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at June 30, 2015 and December 31, 2014, see Note 12 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at June 30, 2015 and December 31, 2014:

Table 9	June 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$8,528	$957,000	$9,543
Swaptions - assets	1,065,000	9,089	1,250,000	1,555
Swaps - (liabilities)	730,000	(8,641)	730,000	(8,949)
Long TBA Contracts - assets	—	—	100,000	544
Short TBA Contracts - (liabilities)	200,000	(95)	—	—
Total derivative instruments, net	$2,952,000	$8,881	$3,037,000	$2,693

The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Three Months Ended June 30, 2015
Effective interest expense	$6,667	$5,361	$1,126	$13,154
Effective cost of funds	1.35%	1.82%	3.62%	1.60%
Effective net interest income	$9,163	$16,804	$2,498	$28,464
Effective net interest rate spread	1.57%	4.11%	4.69%	2.74%
Three Months Ended June 30, 2014
Effective interest expense	$6,631	$5,254	$706	$12,591
Effective cost of funds	1.41%	2.07%	4.13%	1.69%
Effective net interest income	$9,725	$14,604	$1,221	$25,550
Effective net interest rate spread	1.63%	4.17%	3.42%	2.64%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended June 30, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended June 30, 2014.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the three months ended June 30, 2015, as we identified attractive investment opportunities in residential credit investment securities, we sold certain Agency RMBS and non-Agency RMBS, reinvesting such net sale proceeds in Agency Risk Sharing Securities and SBC-MBS. During the three months ended June 30, 2015 and 2014, we sold Agency RMBS of $792,820 and $248,122, respectively, realizing net losses of $4,276 and $7,370, respectively, and sold non-Agency RMBS of $29,056 and $4,742, respectively, realizing net gains/(losses) of $(254) and $298, respectively. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may continue to sell Agency and/or certain non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime, Alt-A and Option ARMs.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, mortgage loan pools, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. As described above, in “Recent Market Conditions and our Strategy,” we experienced declines in the value of our investments that resulted in unrealized and, to a lesser extent, realized losses during the three months ending June 30, 2015.

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our assets and liabilities carried at fair value for the three months ended June 30, 2015 and June 30, 2014:

Table 11	Three Months Ended
	June 30, 2015	June 30, 2014
Realized (loss) on sale of Agency RMBS, net	$(4,276)	$(7,370)
Realized gain/(loss) on sale of Non-Agency RMBS, net	(254)	298
Realized gain on sale of Other Investment Securities, net	102	—
Unrealized gain/(loss) on Agency RMBS, net	(29,632)	46,775
Unrealized gain/(loss) on Non-Agency RMBS, net	(11,722)	4,815
Realized (loss) on derivatives, net (1)	(11,090)	(12,666)
Unrealized gain/(loss) on derivatives, net (2)	23,553	(14,467)
Unrealized gain/(loss) on other investment securities	(2,649)	54
Unrealized gain/(loss) on securitized mortgage loans, net	(1,896)	2,042
Unrealized gain/(loss) on securitized debt	1,001	(364)
Total	$(36,863)	$19,117

(1)	Realized losses on derivatives include net interest payments/accruals on Swaps, net losses on the termination and expiration of Swaptions and net losses on the settlement of TBA Contracts.

(2)	Unrealized gains/losses on derivatives include
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $3,655 and $2,921 for the three months ended June 30, 2015 and 2014, respectively. The increase in our expenses during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily reflects our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect to incur costs for associated legal work, due diligence, contract finance, credit analysis and asset surveillance.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $2,895 and $2,774 for the three months ended June 30, 2015 and 2014, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 14 to the consolidated financial statements included under Item 1 of this quarterly report Form 10-Q.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014
For the six months ended June 30, 2015, we had net income of $11,375, or $0.13 per basic share and diluted share, compared to net income of $71,886, or $2.02 per basic share, or $2.01 per diluted share, for the six months ended June 30, 2014. Our results of operations for the six months ended June 30, 2015 were significantly impacted by declines in the value of our investment portfolio which occurred during the second quarter of 2015, which were partially offset by increases in the value of our derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2015,” above.)

Net Interest Income
Our net interest income was $64,848 for the six months ended June 30, 2015 compared to $61,543 for the comparative period in 2014. For the six months ended June 30, 2015 and June 30, 2014, we earned interest income of $80,913 and $76,321, respectively, and incurred interest expense of $16,065 and $14,778, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects our increase in non-Agency RMBS and securitized mortgage loans and associated repurchase borrowings, which borrowings have higher interest rates than repurchase agreements on Agency RMBS. At June 30, 2015, we had securitized debt with a contractual balance of $25,828 with a fixed stated interest rate of 4.00%.
For the six months ended June 30, 2015, we had average debt-to-equity of 4.10 times, compared to 3.75 times for the six months ended June 30, 2014. This increase in leverage reflects the use of additional leverage on our Agency and non-Agency RMBS. Our interest rate spread and net interest margin were 3.33% and 3.41% for the six months ended June 30, 2015, respectively, compared to 3.34% and 3.48%, respectively, for the six months ended June 30, 2014.
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 14, 21 and 22 below.)
Our yield on Agency RMBS for the six months ended June 30, 2015 decreased to 2.93% compared to 3.03% for six months ended June 30, 2014. This decrease primarily reflects our migration to Agency RMBS backed by ARMs and lower coupon fixed rate bonds since the second quarter of 2014. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the six months ended June 30, 2015 and 2014:

Table 12
	Six Months Ended June 30, 2015
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,194,127	$1,447,923	$145,164	$3,787,214
Total interest income	$32,351	$42,772	$5,790	$80,913
Yield on average assets	2.93%	5.88%	9.56%	4.31%
Average balance of associated repurchase agreements	$2,010,378	$1,133,198	$92,443	$3,236,019
Average balance of securitized debt	$—	$—	$29,995	$29,995
Total interest expense	$3,761	$10,527	$1,777	$16,065
Average cost of funds (3) (4)	0.37%	1.85%	2.89%	0.98%
Net interest income	$28,590	$32,245	$4,013	$64,848
Net interest rate spread	2.56%	4.03%	6.67%	3.33%
Total interest expense including net interest cost of Swaps	$13,376	$10,527	$2,046	$25,949
Effective cost of funds	1.32%	1.85%	3.32%	1.58%
Net interest income including net interest cost of Swaps	$18,975	$32,245	$3,744	$54,964
Effective net interest rate spread (5)	1.61%	4.03%	6.24%	2.73%
(Tables and notes continued on next page.)

(Tables and notes continued.)

Table 13
	Six Months Ended June 30, 2014
Collateral	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Average balance (2)	$2,213,781	$1,201,487	$104,169	$3,519,437
Total interest income	$33,514	$38,634	$4,173	$76,321
Yield on average assets	3.03%	6.43%	8.01%	4.34%
Average balance of associated repurchase agreements	$1,905,722	$959,665	$28,329	$2,893,716
Average balance of securitized debt	$—	$—	$40,477	$40,477
Total interest expense	$3,575	$10,048	$1,155	$14,778
Average cost of funds (3) (4) (5)	0.37%	2.08%	3.34%	1.00%
Net interest income	$29,939	$28,586	$3,018	$61,543
Net interest rate spread	2.66%	4.35%	4.67%	3.34%
Total interest expense including net interest cost of Swaps	$13,171	$10,048	$1,429	$24,648
Effective cost of funds	1.37%	2.08%	4.19%	1.67%
Net interest income including net interest cost of Swaps	$20,343	$28,586	$2,744	$51,673
Effective net interest rate spread (5)	1.66%	4.35%	3.82%	2.67%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended June 30, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended June 30, 2014.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(4)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, such costs are included in “Gain/(loss) on derivative instruments, net” in our consolidated statements of operations.

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

Swaps and Swaptions
While we view our Swaps and Swaptions as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” below and Note 12 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the six months ended June 30, 2015 and June 30, 2014. (See Tables 21 and 22, below.)

Table 14
Six Months Ended June 30, 2015	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (6)	Total
Effective interest expense	$13,376	$10,527	$2,046	$25,949
Effective cost of funds	1.32%	1.85%	3.32%	1.58%
Effective net interest income	$18,975	$32,245	$3,744	$54,964
Effective net interest rate spread	1.61%	4.03%	6.24%	2.73%
Six Months Ended June 30, 2014
Effective interest expense	$13,171	$10,048	$1,429	$24,648
Effective cost of funds	1.37%	2.08%	4.19%	1.67%
Effective net interest income	$20,343	$28,586	$2,744	$51,673
Effective net interest rate spread	1.66%	4.35%	3.82%	2.67%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended June 30, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended June 30, 2014.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the six months ended June 30, 2015 and 2014, we sold Agency RMBS of $1,275,059 and $614,566, respectively, realizing net gains/(losses) of $185 and $(21,316), respectively, and sold non-Agency RMBS of $179,496 and $11,309, respectively, realizing net gains of $3,823 and $2,434, respectively (some of which may have settled in a subsequent period). From time to time we sell certain securities to balance our portfolio in light of current and anticipated market conditions. In addition, as we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investment in securities backed by subprime and other credit sensitive mortgage loans, targeting securities at or near the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and given that we do not apply hedge accounting, our derivatives are carried at fair value. As a result, we record the change in estimated fair value of each of these instruments in earnings.
The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, other investment securities and derivative instruments, all of which are included in our consolidated statements of operations, for the six months ended June 30, 2015 and June 30, 2014:

Table 15	Six Months Ended
	June 30, 2015	June 30, 2014
Realized gain/(loss) on sale of Agency RMBS, net	$185	$(21,316)
Realized gain on sale of Non-Agency RMBS, net	3,823	2,434
Realized gain on sale on Other Investment Securities, net	102	—
Unrealized gain/(loss) on Agency RMBS, net	(16,521)	90,952
Unrealized gain/(loss) on Non-Agency RMBS, net	(12,628)	11,285
Realized (loss) on derivatives, net (1)	(21,893)	(31,138)
Unrealized gain/(loss) on derivatives, net (2)	7,835	(33,185)
Unrealized gain/(loss) on other investment securities	(2,678)	176
Unrealized gain on securitized mortgage loans, net	466	3,096
Unrealized gain on securitized debt	1,014	(354)
Total	$(40,295)	$21,950

(1)
For the six months ended June 30, 2015 and June 30, 2014 amounts include net interest payments (made)/received, including accrued amounts, of $(9,884) and ($9,870), respectively, associated with our Swaps, $(10,032) and ($14,112), respectively, of realized losses on terminations and expirations of Swaptions and $(1,976) and $(7,156), respectively, of (losses) on settlement of Short TBA Contracts, respectively.

(2)
For the six months ended June 30, 2015 and June 30, 2014, we recognized net unrealized gains/(losses) of $(707) and ($26,168), respectively, related to the change in fair value of our Swaps, $9,181 and ($6,267), respectively, related to the change in fair value of our Swaptions and $(639) and($750), respectively, related to the change in fair value of our Short TBA Contracts, respectively.

At June 30, 2015, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and a weighted average term to maturity of 3.9 years. At June 30, 2015, our Swaptions had an aggregate notional balance of $1,065,000 and a weighted average term of six months until expiration. At June 30, 2015, the Swaps underlying our Swaptions had a weighted average fixed pay rate of 3.11% and a weighted average term of 9.5 years. At June 30, 2015, we had gross unrealized gains of $8,528 and $0 on Swaps and Swaptions, respectively, and gross unrealized losses of $8,641 and $4,539 on Swaps and Swaptions, respectively.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $7,505 and $6,016 for the six months ended June 30, 2015 and June 30, 2014, respectively. The increase in our general and administrative expenses was primarily driven by costs incurred in connection with the pool of mortgage loans we purchased in March 2015. While these costs are expensed when incurred under GAAP, we consider such costs in assessing the total return on our investment. The remaining increases in our expenses primarily reflect our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect to incur costs for associated legal work, due diligence, contract finance, credit analysis and asset surveillance.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $5,682 and $5,560 for the six months ended June 30, 2015 and June 30, 2014, respectively.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 14 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2014 through June 30, 2015:

Table 16
Declaration Date	Record Date	Payment Date	Dividend per Share
June 17, 2015	June 30, 2015	July 31, 2015	$0.50
March 19, 2015	March 31, 2015	April 30, 2015	$0.50
December 18, 2014	December 31, 2014	January 30, 2015	$0.50
September 17, 2014	September 30, 2014	October 31, 2014	$0.50
June 19, 2014	June 30, 2014	July 31, 2014	$0.50
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
As a REIT we are required to distribute at least 90% of our annual net taxable income. As of December 31, 2014, for tax purposes we had estimated non-deductible net capital losses of approximately $84 million which may be carried forward and applied against future net capital gains, of which approximately $20 million may be carried forward five years and approximately $64 million may be carried forward four years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforward amounts. In addition, as of June 30, 2015, we had estimated net deferred tax gains from terminated Swaps of $17.5 million and estimated net deferred tax losses from terminated Swaptions of $24.0 million which will be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 17
Declaration Date	Record Date	Payment Date	Dividend per Share
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of our common stock and preferred stock (collectively our “capital stock”). As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.
Our primary sources of cash for the six months ended June 30, 2015 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio. We expect that in the future, subject to market conditions, that we may issue additional shares of our common stock, other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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
Share Repurchase Plan
On November 6, 2013, our Board of Directors authorized a Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We have not repurchased any shares of common stock under the Repurchase Program through June 30, 2015.
Investing Activity
During the six months ended June 30, 2015, we: (i) invested; $1,158,143 in Agency pass-through RMBS, at a weighted average purchase price of 106.1% of par value, $59,810 in Agency IOs, $10,251 in Agency Inverse IO, $183,838 in non-Agency RMBS with a weighted average purchase price of 94.0% of par value, $623,126 in other investments and $3,525 for advances on a warehouse line; (ii) received prepayments and scheduled amortization of $103,083 for Agency RMBS, $91,944 for non-Agency RMBS and $6,555 for other investments; and (iii) sold Agency RMBS of $1,221,301, realizing aggregate net gains of $185 and $172,931 of non-Agency RMBS, realizing gains of $3,823.
We receive interest-only payments with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency RMBS, the market prices of Agency IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $57,218 with an aggregate notional balance of $535,261, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the six months ended June 30, 2015, we sold $29,693 of Agency IO and Agency Inverse IO securities, realizing an aggregate net gains of $184.
As of June 30, 2015, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 83.5% and 82.8% of par as of June 30, 2015 and December 31, 2014, respectively. (For additional information about our RMBS portfolios as of June 30, 2015, see Note 4 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS and non-Agency RMBS with such securities pledged as collateral to secure such borrowings. At June 30, 2015, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $3,177,679 We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of June 30, 2015, we had master repurchase agreements with 23 counterparties and as a matter of routine business we may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.

The following table presents certain information about our borrowings for the periods presented:

Table 18
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
June 30, 2015	$3,215,482	$3,177,679	$3,240,446	$28,582	$25,828	$28,883
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026
December 31, 2014	$3,178,580	$3,402,327	$3,402,327	$34,176	$33,098	$34,519
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 19
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
June 30, 2015
Agency RMBS repurchase borrowings	$1,868,994	$1,955,767	0.38%	1.35%
Non-Agency RMBS and Other Investment repurchase borrowing	1,215,083	1,577,653	1.82%	1.82%
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	93,602	128,933	2.76%	3.33%
Total repurchase borrowings	3,177,679	3,662,353	0.97%	1.57%
Securitized debt (4)	25,828	98,223	4.60%	4.60%
Total	$3,203,507	$3,760,576	1.00%	1.60%
March 31, 2015
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS and Other Investment repurchase borrowing	1,134,211	1,492,830	1.88%	1.88%
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	94,868	130,672	2.15%	3.08%
Total repurchase borrowings	3,303,385	3,815,793	0.93%	1.52%
Securitized debt (4)	29,240	101,261	4.69%	4.69%
Total	$3,332,625	$3,917,054	0.96%	1.58%
December 31, 2014:
Agency RMBS repurchase borrowings	$2,205,082	$2,313,124	0.34%	1.30%
Non-Agency RMBS and Other Investment repurchase borrowing	1,164,092	1,538,096	1.95%	1.95%
Securitized mortgage loans repurchase borrowings (3)	33,153	47,786	2.20%	3.84%
Total repurchase borrowings	3,402,327	3,899,006	0.93%	1.56%
Securitized debt (4)	33,098	104,438	4.20%	4.20%
Total	$3,435,425	$4,003,444	0.96%	1.58%
September 30, 2014
Agency RMBS repurchase borrowings	1,934,669	2,022,839	0.34%	1.37%
Non-Agency RMBS and Other Investment repurchase borrowing	1,112,962	1,486,250	2.01%	2.01%
Securitized mortgage loans repurchase borrowings (3)	29,177	48,036	1.88%	3.76%
Total repurchase borrowings	3,076,808	3,557,125	0.95%	1.62%
Securitized debt (4)	34,947	106,947	4.27%	4.27%
Total	$3,111,755	$3,664,072	0.99%	1.65%
June 30, 2014
Agency RMBS repurchase borrowings	1,905,783	2,029,915	0.36%	1.41%
Non-Agency RMBS repurchase borrowings	1,057,637	1,390,446	2.07%	2.07%
Securitized mortgage loans repurchase borrowings (3)	28,569	48,638	1.88%	3.80%
Total repurchase borrowings	2,991,989	3,468,999	0.97%	1.66%
Securitized debt (4)	37,348	109,712	4.36%	4.36%
Total	$3,029,337	$3,578,711	1.01%	1.69%

(1)	Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

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

(4)	Fair value of collateral pledged reflects the fair value of the securitized mortgage loans held by the applicable securitization trust.
With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At June 30, 2015, haircuts ranged from 3.0% to 5.0% for our repurchase borrowings secured by Agency RMBS, 10.0% to 45.0% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through June 30, 2015. At June 30, 2015, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,319,874 (including securities that are eliminated in consolidation with VIEs) and RMBS held as a component of clearing margin totaled $4,174. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at June 30, 2015, was comprised of $63,745 provided in connection with repurchase borrowings and $13,371 provided in connection with derivative contracts.
Cash Flows and Liquidity for the Six Months Ended June 30, 2015
Our cash and cash equivalents decreased by $1,093 during the six months ended June 30, 2015, reflecting $277,944 used by financing activities, $22,810 provided by operating activities and $254,041 provided by investing activities. We held cash and cash equivalents of $113,350 at June 30, 2015. (See “Consolidated Statements of Cash Flows,” included under Item 1 with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of June 30, 2015:

Table 20
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,875,982	$301,697	$—	$—	$3,177,679
Interest on repurchase agreements borrowings (1)	9,712	8,804	—	—	18,516
Total	$2,885,694	$310,501	$—	$—	$3,196,195

(1)
Interest expense is calculated based on the interest rate in effect at June 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 14 and 17 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At June 30, 2015, we had securitized debt with a balance of $25,828 (and a fair value of $25,893) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent of the performance of the mortgage loans in the February 2013 Securitization trust, which collateralize such debt.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement) per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.

Our Management Agreement currently runs through July 27, 2016, with automatic one year renewals thereafter provided that the independent directors of our board do not provide notice of termination. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. Following a meeting of our independent directors in January 2015, which included a discussion of the Manager’s performance and the level of the management fees, we determined not to seek termination of the Management Agreement.
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

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 21	Three Months Ended
	June 30, 2015		June 30, 2014
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$8,234	1.00%	$7,510	1.01%
Adjustment:
Net interest component of Swaps	4,920	0.60%	5,081	0.68%
Effective cost of funds	$13,154	1.60%	$12,591	1.69%
Average balance of borrowings	$3,215,482		$2,939,415

	Six Months Ended
	June 30, 2015		June 30, 2014
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$16,065	0.98%	$14,778	1.00%
Adjustment:
Net interest paid for Swaps	9,884	0.60%	9,870	0.67%
Effective interest expense/effective cost of funds	$25,949	1.58%	$24,648	1.67%
Average balance of borrowings	$3,236,019		$2,934,193

Table 22	Three Months Ended
	June 30, 2015		June 30, 2014
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$41,618	4.34%	$38,141	4.33%
Less: effective interest expense/effective cost of funds (1)	13,154	1.60%	12,591	1.69%
Effective net interest income	$28,464	2.74%	$25,550	2.64%
Average balance of interest-earning assets	$3,797,828		$3,526,270

	Six Months Ended
	June 30, 2015		June 30, 2014
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	80,913	4.31%	76,321	4.34%
Less: effective interest expense/effective cost of funds (1)	25,949	1.58%	24,648	1.67%
Effective net interest income	$54,964	2.73%	$51,673	2.67%
Average balance of interest-earning assets	$3,787,214		$3,519,437

(1)	As reconciled above in Table 21.

The following table presents the reconciliation from net income/(loss) allocable to common stockholders to operating earnings:

Table 23	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014
Net income/(loss) allocable to common stockholders	$(13,635)	$40,291	$4,168	$64,570
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	4,530	7,072	(4,008)	18,882
Realized (gain) on sale of other investment securities, net	(102)		(102)
Unrealized (gain)/loss on RMBS, net	41,354	(51,590)	29,149	(102,237)
Unrealized (gain)/loss on derivative instruments, net	(23,553)	14,467	(7,835)	33,185
Unrealized (gain)/loss on securitized mortgage loans, net	1,896	(2,042)	(466)	(3,096)
Unrealized (gain)/loss on securitized debt	(1,001)	364	(1,014)	354
Unrealized (gain)/loss on other investment securities	2,649	(54)	2,678	(176)
Non-cash stock-based compensation expense	304	408	797	867
Realized loss on Swap and Swaption terminations, net	6,170	7,585	10,032	14,112
Realized loss on TBA Contracts	—	—	1,977	7,156
Other	—	68	—	68
Tax amortization of (loss) on Swaption terminations and expirations, net	(620)	(48)	(1,058)	(92)
Total adjustments to arrive at operating earnings	31,627	(23,770)	30,150	(30,977)
Operating earnings	$17,992	$16,521	$34,318	$33,593
Basic and diluted operating earnings per share of common stock	$0.56	$0.52	$1.07	$1.05
Weighted average common shares outstanding- basic (2)	32,048	32,020	32,047	32,018

(1)	Prior presentation is conformed to the current presentation.

(2)	Amounts in thousands.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at June 30, 2015. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 24	Year of Securitization (1)
	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	2	15	34	63	82	46	242
Carrying Value/Estimated Fair Value	$7,910	$73,671	$273,207	$305,049	$486,731	$231,697	$1,378,265
Amortized Cost	7,922	66,309	258,706	291,189	469,577	220,717	1,314,420
Current Par Value	8,428	81,737	320,177	368,574	538,801	256,368	1,574,085
Carrying Value to Current Par	93.86%	90.13%	85.33%	82.76%	90.34%	90.38%	87.56%
Amortized Cost to Current Par	94.00%	81.12%	80.80%	79.00%	87.15%	86.09%	83.50%
Net Weighted Average Coupon	0.48%	1.41%	1.56%	1.29%	1.76%	1.49%	1.54%
Collateral Attributes:
Weighted Average Loan Age (in months)	121	122	116	123	121	122	121
Weighted Average Original Loan-to-Value	73.73%	82.59%	84.33%	81.19%	79.42%	80.87%	81.16%
Weighted Average Original FICO	691	645	631	644	643	620	637
Performance:
60+ Days Delinquent	19.51%	27.19%	37.05%	28.90%	27.90%	34.29%	30.92%
Average Credit Enhancement (2)	44.84%	23.79%	33.82%	25.28%	30.44%	30.45%	29.70%
3 Month CRR (3)	5.00%	4.14%	2.94%	3.31%	3.51%	3.24%	3.35%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended June 30, 2015.

The following table presents certain characteristics about mortgage loans underlying the February 2013 Securitization at June 30, 2015. All of the mortgage liens underlying the February 2013 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 25	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	57	588	13	6	2	666
Current unpaid principal balance	$11,391	$117,252	$2,560	$1,148	$144	$132,495
Loan Attributes:
Weighted average loan age (in months)	87	96	102	119	131	95
Weighted average original loan-to-value	74.08%	80.10%	82.60%	80.67%	100.00%	79.65%
Weighted average original FICO score	603	631	624	609	669	628
Net weighted average coupon rate	6.94%	5.97%	4.90%	5.39%	6.32%	6.02%
Performance:
Current	62.17%	71.06%	71.56%	83.98%	—%	70.34%
30 day delinquent	8.30%	9.48%	1.08%	16.02%	—%	9.26%
60 days delinquent	3.39%	2.76%	—%	—%	—%	2.73%
90+ days delinquent	19.08%	10.50%	—%	—%	42.58%	10.98%
Bankruptcy/foreclosure	7.07%	6.21%	27.36%	—%	57.42%	6.69%
The following table presents certain characteristics about mortgage loans underlying the March 2015 Securitization at June 30, 2015. All of the mortgage liens underlying the March 2015 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 26	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	9	112	149	99	301	673
Current unpaid principal balance	$471	$3,060	$21,335	$25,703	$14,465	$24,208	$89,242
Loan Attributes:
Weighted average loan age (in months)	71	86	96	105	118	152	117
Weighted average original loan-to-value	72.75%	70.87%	80.06%	81.07%	76.53%	83.78%	80.44%
Weighted average original FICO score	518	721	638	620	654	606	627
Net weighted average coupon rate	7.28%	5.02%	5.48%	5.96%	5.26%	6.49%	5.85%
Performance:
Current	—%	53.33%	78.04%	74.21%	80.92%	75.25%	75.39%
30 day delinquent	76.42%	37.01%	14.46%	16.81%	12.99%	16.50%	16.55%
60 days delinquent	23.58%	9.66%	2.22%	3.31%	2.13%	4.32%	3.46%
90+ days delinquent	—%	—%	3.26%	5.58%	3.41%	1.42%	3.32%
Bankruptcy/foreclosure	—%	—%	2.02%	0.09%	0.55%	2.51%	1.28%
At June 30, 2015, our other investment securities included investments in Agency Risk Sharing Securities and SBC-MBS. The performance of our SBC-MBS is based upon the performance of the underlying loans collateralizing the SBC-MBS securitization and the performance of our Agency Risk Sharing securities is based upon the performance of the referenced securities.

The table below presents certain information about the credit characteristics of the underlying referenced mortgage pools or, underlying assets as applicable, associated with such securities at June 30, 2015:

Table 27	Risk Sharing Securities-Freddie Mac	Risk Sharing Securities- Fannie Mae	SBC-MBS
Portfolio Characteristics:
Carrying value/estimated fair value	$44,976	$45,935	$58,889
Amortized cost	45,507	46,927	59,697
Current par value	45,249	48,287	67,928
Net weighted average coupon	3.53%	3.70%	0.66%
Collateral Attributes:
Weighted average loan age (in months)	27	22	104
Weighted average original loan-to-value	60.82%	72.11%	67.63%
Weighted average original FICO score	763	761	702
Performance:
60+ days delinquent	0.04%	0.03%	19.90%
Average credit enhancement	1.11%	0.37%	22.73%
The following table presents the fair value of our non-Agency RMBS at June 30, 2015, by original purchase price as a percentage of our par value by year of acquisition:

Table 28	Year of Acquisition
Acquisition Price (1)	2015	2014	2013	2012	2011	Total	Percent of Total
>100%	5,533	$7,521	$2,454	$—	$—	$15,508	1.1%
100% to 95%	78,558	130,975	25,603	—	—	235,136	17.1
<95% to 85%	64,694	117,744	214,521	35,233	3,009	435,201	31.6
<85% to 75%	9,310	89,191	163,343	84,643	6,645	353,132	25.6
<75% to 65%	4,561	23,896	51,845	86,377	15,911	182,590	13.2
<65%	—	7,784	8,070	122,242	18,601	156,697	11.4
Total	$162,656	$377,111	$465,836	$328,495	$44,166	$1,378,264	100.0%

(1)	Prices are expressed as a percentage of par value.
The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at June 30, 2015 based on fair value:

Table 29
Property Location	Percent (1)
California	27.7%
New York	11.0
Florida	8.1
New Jersey	5.1
Texas	4.6
Other (2)	43.5
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.2% of the total.

The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at June 30, 2015:

Table 30
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$997,548	72.38%
Alt-A	173,405	12.58
Option ARMs	207,312	15.04
Total	$1,378,265	100.0%
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
The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at June 30, 2015:

Table 31
Property Location	Principal Balance	Total Concentration
Florida	$40,396	18.2%
California	39,426	17.8
Maryland	17,987	8.1
Texas	14,071	6.3
New York	12,593	5.7
Other states and the District of Columbia	97,265	43.9
Total	$221,738	100.0%
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
Interest Rate Cap Risk
Certain of our RMBS and securitized mortgage loans are subject to interest rate caps, which could cause such assets to acquire characteristics similar to fixed-rate securities if interest rates were to rise above the cap levels. Interim interest rate caps limit the amount that interest rates on a particular instrument can adjust periodically. Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular instrument. Investments that are subject to caps could result in us receiving income on such investments that is less than the interest expense we may incur on borrowings to finance such investments. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “Interest Rate Risk.”
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
Our securitized mortgage loans are carried at their estimated fair value with unrealized gains and losses included in earnings. Such assets, which are credit sensitive, are comprised of both ARMs and fixed rate mortgage loans. As a result, changes in the fair value of our securitized mortgage loans are expected to be impacted by delinquencies, changes in housing prices, jobless rates and other factors to a greater extent than by changes in interest rates.
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
Our non-Agency RMBS and securitized mortgage loans, are backed by Hybrid, ARMs and fixed rate mortgage loans. These loans may be performing, re-performing or non-performing and, as such, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at June 30, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our

Manager’s judgment and experience. For example, given the low level of interest rates at June 30, 2015, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 32
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	(0.23)%	6.04%
+50	1.53%	4.62%
(50)	(1.19)%	(10.00)%
(100)	(2.72)%	(20.07)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2015. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of June 30, 2015, see Note 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

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
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at June 30, 2015:

Table 33
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States (2)	7	$1,520,683	$7,502	$222,621	5.4%
Canada (3)	2	389,851	—	82,895	2.0
	9	1,910,534	7,502	305,516	7.4
Europe: (3)
Switzerland	2	266,511	—	95,058	2.3
United Kingdom	2	162,997	(2,007)	34,485	0.8
Netherlands	1	199,479	—	11,497	0.3
France	1	241,428	—	29,754	0.7
	6	870,415	(2,007)	170,794	4.1
Asia: (3)
Japan	2	396,730	3,386	23,068	0.6
Total	17	$3,177,679	$8,881	$499,378	12.1%

(1)
Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings, associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged to us, and the fair value of our Swaptions.

(2)	Includes $3,969 of exposure associated with a Swap that is cleared through a U.S. based clearing house.

(3)
Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At June 30, 2015, we had $20,464 outstanding under our warehouse line. If our Seller Financing Program counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 17 counterparties at June 30, 2015. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2015:

Table 34
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
J.P. Morgan Securities LLC	A+/Aa3/AA-	$39,699	1	5.2%
Credit Suisse (USA) LLC	A/A1/A	$45,618	4	6.0%
UBS(3)	A/A2	$49,440	11	6.5%
Wells Fargo(4)	AA-/Aa2/AA	$77,437	13	10.2%
Royal Bank of Canada(5)	AA-/Aa3/AA	$79,822	3	10.5%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2015 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with UBS AG, London Branch and UBS Securities, LLC. UBS AG, London Branch was rated A and A2 by Standard & Poor’s Ratings Services and Moody’s Investor Services, Inc., respectively, at June 30, 2015. UBS Securities, LLC was rated A by Standard & Poor’s Ratings Services at June 30, 2015.

(4)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $68,251 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of June 30, 2015.

(5)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. which represents $42,349 of the total exposure. The remaining exposure is to RBC (Barbados) Trading Bank Corporation which was rated A2 by Moody’s Investor Services, Inc. at June 30, 2015.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At June 30, 2015, we had cash and cash equivalents of $113,350, reflecting $40,005 invested in a money market fund and the remainder was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any legal proceedings that could have a material adverse impact on our financial condition or results of operations.

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

August 10, 2015

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)