Form 10-Q
period 2015-09-30
Apollo Residential Mortgage, Inc.
filed 2015-11-09
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
As of November 6, 2015, there were 31,741,881 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$101,852	$114,443
Restricted cash	69,662	69,006
Residential mortgage-backed securities, at fair value ($3,149,183 and $3,583,853 pledged as collateral, respectively)	3,271,629	3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value	173,322	104,438
Other investment securities, at fair value ($155,109 and $34,228 pledged as collateral, respectively)	162,722	34,228
Other investments	44,768	40,561
Mortgage loans, at fair value ($0 and $13,602 pledged as collateral, respectively)	—	14,120
Investment related receivable ($1,702 and $168,705 pledged as collateral, respectively)	6,225	191,455
Interest receivable	10,108	10,455
Derivative instruments, at fair value	1,633	11,642
Other assets	1,583	2,073
Total Assets	$3,843,504	$4,348,053

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements	$3,011,025	$3,402,327
Non-recourse securitized debt, at fair value	21,243	34,176
Investment related payable	36,516	76,105
Obligation to return cash held as collateral	280	2,546
Accrued interest payable	7,255	13,026
Derivative instruments, at fair value	26,415	8,949
Payable to related party	5,271	4,968
Dividends and dividend equivalents payable	19,067	18,305
Accounts payable, accrued expenses and other liabilities	1,745	1,699
Total Liabilities	$3,128,817	$3,562,101

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 31,741,881 and 32,088,045 shares issued and outstanding, respectively	317	321
Additional paid-in capital	789,245	793,274
Accumulated deficit	(74,944)	(7,712)
Total Stockholders’ Equity	714,687	785,952
Total Liabilities and Stockholders’ Equity	$3,843,504	$4,348,053

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Residential mortgage-backed securities	$34,321	$36,277	$105,753	$108,093
Securitized mortgage loans and mortgage loans	3,832	1,871	9,805	6,044
Other	2,861	394	6,369	726
Total Interest Income	41,014	38,542	121,927	114,863
Interest Expense:
Repurchase agreements	(7,814)	(7,310)	(23,181)	(21,214)
Securitized debt	(394)	(398)	(1,092)	(1,272)
Total Interest Expense	(8,208)	(7,708)	(24,273)	(22,486)

Net Interest Income	32,806	30,834	97,654	92,377

Other Income/(Loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	3,331	2,581	7,340	(16,301)
Other-than-temporary impairments recognized	(7,088)	(3,817)	(9,860)	(8,933)
Gain/(loss) on derivative instruments, net (includes $(31,882), $12,434, (24,047) and ($20,751) of unrealized gains/(losses), respectively)	(41,145)	801	(55,203)	(63,522)
Realized gain on sale of other investment securities, net	—	—	102	—
Unrealized gain/(loss) on residential mortgage-backed securities, net	161	(13,154)	(26,325)	94,199
Unrealized gain/(loss) on securitized debt	172	67	1,186	(287)
Unrealized gain/(loss) on securitized mortgage loans and mortgage loans, net	(576)	(650)	(110)	2,440
Unrealized gain/(loss) on other investment securities	(3,014)	(101)	(5,583)	75
Other, net	(52)	39	(43)	14
Other Income/(Loss), net	(48,211)	(14,234)	(88,496)	7,685

Operating Expenses:
General and administrative (includes ($171), ($144), ($967) and ($1,011) of stock based compensation, respectively)	(3,705)	(2,925)	(11,210)	(8,941)
Management fee - related party	(2,667)	(2,800)	(8,349)	(8,360)
Total Operating Expenses	(6,372)	(5,725)	(19,559)	(17,301)

Net Income/(Loss)	$(21,777)	$10,875	$(10,401)	$82,761
Preferred Stock Dividends Declared	(3,450)	(3,450)	(10,350)	(10,350)
Net Income/(Loss) Allocable to Common Stock and Participating Securities*	$(25,227)	$7,425	$(20,751)	$72,411

Earnings/(Loss) per Common Share - Basic and Diluted	$(0.79)	$0.23	$(0.65)	$2.25

Dividends Declared per Share of Common Stock	$0.48	$0.44	$1.44	$1.26
* Losses are not allocated to participating securities.

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	6,900,000	$69	32,088,045	$321	$793,274	$(7,712)	$785,952
Restricted stock grants	—	—	9,332	—	—	—	—
Repurchases of common stock	—	—	(360,800)	(4)	(4,996)	—	(5,000)
Capital increase related to equity compensation	—	—	5,304	—	967	—	967
Net income/(loss)	—	—	—	—	—	(10,401)	(10,401)
Dividends declared on preferred stock	—	—	—	—	—	(10,350)	(10,350)
Dividends declared on common stock, restricted stock and restricted stock units	—	—	—	—	—	(46,481)	(46,481)
Balance at September 30, 2015	6,900,000	$69	31,741,881	$317	$789,245	$(74,944)	$714,687

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income/(loss)	$(10,401)	$82,761
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(25,421)	(17,455)
Amortization of deferred financing costs	440	333
Equity based compensation expense	967	976
Unrealized (gain)/loss on mortgage-backed securities, net	26,325	(94,199)
Unrealized (gain)/loss on securitized mortgage loans and mortgage loans, net	110	(2,440)
Unrealized loss on derivative instruments, net	24,047	20,751
Unrealized (gain)/loss on securitized debt	(1,186)	287
Other-than-temporary impairments recognized	9,860	8,933
Unrealized (gain)/loss on other investment securities	5,583	(75)
Realized (gain) on sales of mortgage-backed securities	(19,914)	(7,642)
Realized loss on sales of mortgage-backed securities	12,574	23,943
Realized loss on derivative instruments	16,398	27,773
Realized loss on real estate owned, net	208	50
Realized (gain) on sale of other investment securities, net	(102)	—
Depreciation on bond for title contracts	323	—
Changes in operating assets and liabilities:
Decrease in accrued interest receivable, less purchased interest	397	396
(Increase)/decrease in other assets	337	(363)
Increase/(decrease) in accrued interest payable	(5,771)	1,624
Increase/(decrease) in accounts payable and accrued expenses	(89)	96
Decrease in payable to related party	(13)	(1,645)
Increase in other liabilities	135	6
Net cash provided by operating activities	34,807	44,110
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(1,732,023)	(981,875)
Proceeds from sales of mortgage-backed securities	2,034,858	777,730
Purchases of mortgage loans, simultaneously securitized	(67,357)	—
Purchase of other investment securities	(157,330)	(20,752)
Proceeds from sales of other investment securities	17,679	—
Purchases of other investments	(25,131)	(27,697)
Proceeds from other investments	20,519	2,481
Purchase of mortgage loans	—	(295)
Proceeds from sales of real estate owned	1,188	168
Increase in restricted cash related to investing activities	(21,930)	(6,356)
Decrease in cash collateral held related to investing activities	(2,266)	(23,998)
Principal payments received on mortgage-backed securities	317,787	232,748
Principal payments received on securitized mortgage loans and mortgage loans, net	10,960	5,736
Principal payments received on other investment securities	11,768	1,686
Payments made for termination of derivative instruments	(4,503)	(6,424)
Purchase of interest rate swaptions	(10,560)	(13,400)
Sale of interest rate swaptions	2,093	—
Other, net	—	1
Net cash provided/(used) by investing activities	395,752	(60,247)
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

(Continued.)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	13,820,515	8,453,547
Repayments of repurchase agreement borrowings	(14,211,817)	(8,409,336)
Increase in restricted cash related to financing activities	21,274	7,415
Principal payments on securitized debt	(11,747)	(7,453)
Dividends paid on preferred stock	(10,350)	(10,350)
Dividends paid on common stock and dividend equivalent rights	(45,595)	(39,569)
Repurchases of common stock	(5,000)	—
Payments related to delivery of common stock for settlement of restricted stock units	(42)	36
Deferred financing costs/offering costs expensed/(incurred) net	(388)	(208)
Net cash used by financing activities	(443,150)	(5,918)
Net decrease in cash	(12,591)	(22,055)
Cash and cash equivalents at beginning of period	114,443	127,959
Cash and cash equivalents at end of period	$101,852	$105,904

Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$(34,331)	$(7,790)
Dividends and dividend equivalent rights declared, not yet paid	$19,067	$17,558
Deferred financing costs not yet paid	$171	$14

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entities (or, VIEs) in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae or the U.S. Small Business Administration; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in index, which index is typically the one month LIBOR; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to bond for title contracts which are agreements to sell real estate; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “IO” refers to securities that have no principal balance and bear interest based on a notional balance; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBA” refers to the U.S. Small Business Administration; “SBA-IO” refers to IO securities issued by the SBA; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes and, once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow the option holder to enter into a Swap with a specified fixed rate at the expiration of the option period; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.
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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. At September 30, 2015, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.

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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (or, the SEC) on February 19, 2015. Our results of operations for the quarterly period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At September 30, 2015 and December 31, 2014, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits and, we had $40,009 and $40,000 invested in a money market fund at September 30, 2015 and December 31, 2014, respectively. Included in cash and cash equivalents was cash pledged by our counterparties to us of $280 and $2,546 at September 30, 2015 and December 31, 2014, respectively.

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
At September 30, 2015, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in Risk Sharing Securities and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet. Interest income on our Risk Sharing Securities is included in “Interest Income - Other” and

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
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
The aggregate fair value of the mortgage loans associated with our securitization transactions are presented on our consolidated balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value.” (See Notes 5 and 14.)
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
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time. Substantially all the Agency RMBS we held at September 30, 2015 were acquired subsequent to June 30, 2013.
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
In VIEs, an entity is subject to consolidation if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs that meet certain scope characteristics are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analysis. We are required on an ongoing basis to assess whether we are the primary beneficiary of a VIE.
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
Earnings per share (or, EPS) is computed using the two-class method of accounting, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb such losses. (See Note 17.)

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
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. As of September 30, 2015, none of our repurchase agreements had been accounted for as linked transactions. As of September 30, 2015, all securities financed through a repurchase agreement have remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender was recorded on our consolidated balance sheet as a liability. However, securities associated with the February 2013 Securitization are eliminated in consolidation with the VIE. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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

(n)	Income Taxes (Dollar amounts in this Note 2(n) are not presented in thousands.)
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations through September 30, 2015.
As of December 31, 2014, we had net capital loss carryforward amounts of $84.0 million which may be carried forward and applied against future net capital gains. Our capital loss carryforward amounts will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, since capital gains would first be reduced by the capital loss carryforward. In addition, as of December 31, 2014, we had net deferred tax gains from terminated Swaps of $18.3 million and net deferred tax losses from terminated Swaption contracts of $14.9 million. These deferred gains/losses are expected to be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
We have elected to treat a wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2014, our TRS and its subsidiaries, which are not consolidated with the Company for income tax purposes, had a net operating loss carryforward of $1.1 million and a capital loss carryforward of $0.1 million. Given the limited operating history of our TRS and its subsidiaries, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million and $0.06 million, associated with our net operating loss carryforward and capital loss carryforward, respectively, have been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2014, and had not recorded any tax benefits through September 30, 2015.
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
Prior to the completion of our initial securitization transaction in February 2013, we had not transferred assets to VIEs or Qualifying Special Purpose Entities (or, QSPEs) and other than acquiring RMBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 14.)

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
In June 2014, the FASB issued guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with a forward repurchase commitment. The new guidance eliminated existing guidance on repurchase financings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. If derecognition criteria are met, the initial transfer will generally be accounted for as a sale and the repurchase agreement will generally be accounted for as a secured borrowing. Under prior guidance, there was a rebuttable presumption that the two parts of the repurchase financing are linked, meaning that the transactions should be combined and accounted for as a forward agreement to sell (purchase) a financial asset. The new guidance requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings. These disclosures include information about the types of assets pledged and the relationship between those assets and the related obligation to return the proceeds. The new standard also requires new disclosures for transfers of financial assets that are accounted for as sales that involve an agreement with the transferee entered into in contemplation of the initial transfer that result in the transferor retaining substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The disclosures include information about the nature of the transactions, the transferor’s continuing exposure to the financial assets it derecognized and the components of the transactions presented in the financial statements. The guidance is effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning on or after March 15, 2015; earlier application of this guidance was not permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements, but resulted in additional disclosures with respect to our repurchase borrowings, as presented in Note 8.
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
Accounting Standards Issued but Not Yet Adopted
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017; early application is not permitted. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.
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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our deferred financing costs. As of September 30, 2015, we had $718 of net deferred financing costs which are included as a component of “Other assets” on our consolidated balance sheet. Under the new guidance, these net deferred financing costs will reduce the carrying value of the associated borrowings/debt. In August 2015, the FASB expanded its April 2015 guidance associated with the presentation of debt issue costs, to address costs related to line-of-credit arrangements. In this update, the FASB noted that the Securities Exchange Commission (or, SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowing on the line-of-credit arrangement. We do not expect this clarification will have a material impact on our consolidated financial statements.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of September 30, 2015 and December 31, 2014 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at September 30, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,031,441	$1,240,188	$3,271,629
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	173,322	173,322
Other investment securities	—	99,737	62,985	162,722
Swaps/Swaptions	—	1,633	—	1,633
Total	$—	$2,132,811	$1,476,495	$3,609,306
Liabilities:
Swaps/Swaptions	$—	$25,595	$—	25,595
Non-recourse securitized debt	—	—	21,243	21,243
Short TBA Contracts	—	820	—	820
Total	$—	$26,415	$21,243	$47,658

	Estimated Fair Value at December 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,523	$1,468,109	$3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entity)	—	—	104,438	104,438
Other investment securities	—	10,395	23,833	34,228
Mortgage Loans	—	—	14,120	14,120
Long TBA Contracts	—	544	—	544
Swaps/Swaptions	—	11,098	—	11,098
Total	$—	$2,309,560	$1,610,500	$3,920,060
Liabilities:
Swaps	—	8,949	—	8,949
Non-recourse securitized debt	—	—	34,176	34,176
Total	$—	$8,949	$34,176	$43,125
(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$1,378,265	$1,413,194	$1,468,109	$1,212,789
Purchases	21,249	72,511	205,086	304,388
Sales	(100,384)	(2,253)	(273,316)	(13,562)
Principal repayments	(55,937)	(45,671)	(175,321)	(108,661)
Total net gains/(losses) included in net income:
Realized gains/(losses), net	4,058	531	7,882	2,965
Unrealized gains/(losses), net	(15,072)	(4,403)	(25,822)	9,515
Other-than-temporary impairment	(5,879)	(3,426)	(7,758)	(6,059)
Discount accretion	13,888	14,533	41,328	43,641
Ending balance	$1,240,188	$1,445,016	$1,240,188	$1,445,016

The following table presents a summary of the changes in the fair value of our securitized mortgage loan pools associated with our securitizations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$178,904	$109,712	$104,438	$110,984
Mortgage loans securitized	—	—	81,093	—
Principal repayments	(5,238)	(1,823)	(10,750)	(5,736)
Discount accretion and other adjustments	261	(247)	(495)	(511)
Unrealized gain/(loss) during the period, net (1)	(605)	(650)	97	2,440
Loans transferred to REO	—	(45)	(1,061)	(230)
Ending balance	$173,322	$106,947	$173,322	$106,947

(1)
Amount is net of a provision for loan losses of $0 and $1,241 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $0 and $1,726 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$58,890	$—	$23,833	$11,515
Transferred out of Level III fair values (1)	—	—	—	(11,515)
Purchases	8,175	19,799	47,776	19,799
Principal repayments	(3,582)	(224)	(8,134)	(224)
Discount accretion	657	27	1,473	27
Unrealized gain/(loss)	(1,155)	8	(1,963)	8
Ending balance	$62,985	$19,610	$62,985	$19,610

(1)
During the three and nine months ended September 30, 2015, we did not transfer any investments into or out of the Level III category of the fair value hierarchy. During the nine months ended September 30, 2014, we transferred an investment in Risk Sharing Securities from Level III to Level II, all which occurred during the three months ended March 31, 2014. The Risk Sharing Securities were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to estimate the fair value of these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$25,893	$38,656	$34,176	$43,354
Principal paid	(4,478)	(2,401)	(11,747)	(7,453)
Unrealized gain/(loss)	(172)	(67)	(1,186)	287
Ending balance	$21,243	$36,188	$21,243	$36,188
(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$6,225	$6,225	$191,455	$191,455
Warehouse line receivable (2) (3)	$12,424	$12,424	$28,639	$28,639
Mortgage loans (3)	$7,391	$7,391	$2,306	$2,306
Real estate subject to BFT Contracts (3)	$24,953	$24,953	$9,616	$9,616
Financial liabilities:
Repurchase agreements	$3,011,025	$3,011,216	$3,402,327	$3,402,237
Investment related payable (1)	$36,516	$36,516	$76,105	$76,105

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	Carrying value approximates fair value as such investment is variable rate.
(3)    This item is included as a component of “Other investments” on our consolidated balance sheet.

To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 63 days and 65 days at September 30, 2015 and December 31, 2014, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS Portfolio Components
The following tables present certain information about our RMBS portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$284,721	$20,098	$304,819	$303,121	$—	$(1,698)	2.44%
3.5% coupon	487,485	23,854	511,339	509,008	1,150	(3,481)	3.50%
4.0% coupon	1,078,684	69,056	1,147,740	1,157,162	10,436	(1,014)	4.00%
	1,850,890	113,008	1,963,898	1,969,291	11,586	(6,193)	3.63%
Agency IO (2)	—	—	55,880	54,579	4	(1,305)	2.25%
Agency Inverse IO (2)	—	—	7,304	7,571	312	(45)	6.81%
Total Agency securities	1,850,890	113,008	2,027,082	2,031,441	11,902	(7,543)	3.37%
Non-Agency RMBS	1,438,932	(247,517)	1,191,415	1,240,188	59,242	(10,469)	1.48%
Total RMBS	$3,289,822	$(134,509)	$3,218,497	$3,271,629	$71,144	$(18,012)	2.67%

	December 31, 2014
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$98,079	$7,196	$105,275	$105,122	$6	$(159)	2.36%
3.5% coupon	495,214	20,245	515,459	515,628	1,536	(1,367)	3.50%
4.0% coupon	1,173,972	82,353	1,256,325	1,256,724	8,357	(7,958)	4.00%
4.5% coupon	336,353	25,863	362,216	366,472	4,256	—	4.50%
	2,103,618	135,657	2,239,275	2,243,946	14,155	(9,484)	3.89%
Agency Inverse Floater	1,359	3,590	4,949	5,094	145	—	81.76%
Agency IO (2)	—	—	11,948	11,941	62	(69)	2.24%
Agency Inverse IO (2)	—	—	26,489	26,542	306	(253)	6.30%
Total Agency securities	2,104,977	139,247	2,282,661	2,287,523	14,668	(9,806)	3.93%
Non-Agency RMBS	1,682,858	(289,345)	1,393,513	1,468,109	78,434	(3,838)	1.46%
Total RMBS	$3,787,835	$(150,098)	$3,676,174	$3,755,632	$93,102	$(13,644)	2.91%
Note: We apply trade-date accounting. Included in the above table are unsettled purchases with an aggregate cost of $32,073 and $76,009 at September 30, 2015 and December 31, 2014 respectively, with an estimated fair value of $32,068 and $75,990, respectively, at such dates.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See Notes 4(h) and 4(f).

(2)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At September 30, 2015 and December 31, 2014, our Agency IO had a notional balance of $565,199 and $133,924, respectively, and our Agency Inverse IO had a notional balance of $41,145 and $138,293, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuer at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$268,526	$18,995	$287,521	$285,970	$—	$(1,551)
3.5% Coupon	127,109	6,419	133,528	132,939	273	(862)
4.0% Coupon	360,334	23,255	383,589	386,469	2,907	(27)
	755,969	48,669	804,638	805,378	3,180	(2,440)
Freddie Mac:
ARMs	16,195	1,103	17,298	17,151	—	(147)
3.5% Coupon	360,376	17,435	377,811	376,069	877	(2,619)
4.0% Coupon	718,350	45,801	764,151	770,693	7,529	(987)
	1,094,921	64,339	1,159,260	1,163,913	8,406	(3,753)
Total Agency pass-through RMBS	$1,850,890	$113,008	$1,963,898	$1,969,291	$11,586	$(6,193)

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$78,731	$5,878	$84,609	$84,537	$6	$(78)
3.5% Coupon	149,436	6,200	155,636	155,895	417	(158)
4.0% Coupon	271,031	19,397	290,428	289,903	1,531	(2,056)
4.5% Coupon	294,177	22,712	316,889	320,653	3,764	—
	793,375	54,187	847,562	850,988	5,718	(2,292)
Freddie Mac:
ARMs	19,348	1,318	20,666	20,585	—	(81)
3.5% Coupon	345,778	14,045	359,823	359,733	1,119	(1,209)
4.0% Coupon	902,941	62,956	965,897	966,821	6,826	(5,902)
4.5% Coupon	42,176	3,151	45,327	45,819	492	—
	1,310,243	81,470	1,391,713	1,392,958	8,437	(7,192)
Total Agency pass-through RMBS	$2,103,618	$135,657	$2,239,275	$2,243,946	$14,155	$(9,484)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at September 30, 2015 and December 31, 2014:

	September 30, 2015
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$991,480	$(143,784)	$847,696	$884,211	$42,667	$(6,152)
Alt-A	193,202	(47,151)	146,051	156,128	11,722	(1,645)
Option ARMs	254,250	(56,582)	197,668	199,849	4,853	(2,672)
Total Non-Agency RMBS	$1,438,932	$(247,517)	$1,191,415	$1,240,188	$59,242	$(10,469)

	December 31, 2014
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,257,231	$(184,851)	$1,072,380	$1,129,045	$59,350	$(2,685)
Alt-A	220,220	(53,283)	166,937	179,767	13,329	(499)
Option ARMs	205,407	(51,211)	154,196	159,297	5,755	(654)
Total Non-Agency RMBS	$1,682,858	$(289,345)	$1,393,513	$1,468,109	$78,434	$(3,838)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at September 30, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$658,318	$(5,065)	23	$129,804	$(1,128)	4
Agency IO	37,397	(1,305)	11	—	—	0
Agency Inverse IO	1,342	(45)	1	—	—	0
Total Agency Securities	697,057	(6,415)	35	129,804	(1,128)	4
Non-Agency RMBS	474,161	(7,945)	90	87,770	(2,523)	31
Total RMBS	$1,171,218	$(14,360)	125	$217,574	$(3,651)	35

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$20,606	$(5,783)	$14,823	$64,645	$(17,472)	$47,173
Non-Agency RMBS	5,610	13,888	19,498	17,252	41,328	58,580
Total	$26,216	$8,105	$34,321	$81,897	$23,856	$105,753

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$25,261	$(8,698)	$16,563	$75,784	$(25,707)	$50,077
Non-Agency RMBS	5,181	14,533	19,714	14,375	43,641	58,016
Total	$30,442	$5,835	$36,277	$90,159	$17,934	$108,093
(f) Realized and Unrealized Gains, Losses and OTTI on RMBS
The following tables present components of net realized gains/(losses), changes in net unrealized gains/(losses) and OTTI recognized on our RMBS for the periods presented:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairments	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairments
Agency fixed-rate	$(806)	$18,827	$—	$(863)	$2,267	$—
Agency ARM	—	(720)	—	15	(1,545)	—
Agency Inverse	—	—	—	43	(145)	—
Agency IO	407	(3,182)	(14)	280	(1,293)	(627)
Agency Inverse IO	(328)	308	(745)	(17)	213	(917)
Non-Agency	4,058	(15,072)	(5,879)	7,882	(25,822)	(7,758)
Total	$3,331	$161	$(6,638)	$7,340	$(26,325)	$(9,302)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairment	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairment
Agency-fixed	$(560)	$(6,161)	$—	$(22,027)	$84,180	$—
Agency Inverse	—	18		—	18
Agency IO	2,714	(2,440)	(105)	2,775	(2,120)	(719)
Agency Inverse IO	(104)	(168)	(286)	45	818	(429)
Agency ARM	—	—	—	(59)	62	—
Non-Agency	531	(4,403)	(3,426)	2,965	9,515	(6,059)
Total	$2,581	$(13,154)	$(3,817)	$(16,301)	$92,473	$(7,207)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at September 30, 2015 and December 31, 2014:

Contractual Maturities of RMBS (1)	September 30, 2015	December 31, 2014
10 years or less	$85,780	$—
> 10 years and < or equal to 20 years	376,836	628,787
> 20 years and < or equal to 30 years	2,491,110	2,977,089
> 30 years	317,903	149,756
Total	$3,271,629	$3,755,632

(1)
Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal, and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying or referenced mortgages.

(h) Non-Agency RMBS Discounts and OTTI
The following tables present the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(70,185)	$(189,888)	$(95,504)	$(194,451)
Accretion of discount	—	13,888	—	41,328
Realized credit losses	1,320	—	1,809	—
Purchases	(5,205)	(1,201)	(6,675)	(11,995)
Sales and other	2,098	7,330	8,181	17,343
OTTI recognized	(5,879)	—	(7,758)	—
Transfers/release of credit reserve	(13,147)	13,147	8,949	(8,949)
Balance at end of period	$(90,998)	$(156,724)	$(90,998)	$(156,724)

(1)
At September 30, 2015, our non-Agency RMBS had gross discounts of $247,722, which included credit discounts of $67,775 and OTTI of $23,223. At December 31, 2014, our non-Agency RMBS had gross discounts of $289,955, which included credit discounts of $76,914 and OTTI of $18,590.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(111,084)	$(198,256)	$(109,299)	$(193,647)
Accretion of discount	—	14,533	—	43,592
Realized credit losses	697	—	3,002	—
Purchases	(4,520)	(7,367)	(36,058)	(18,225)
Sales and other	476	(250)	9,474	(1,977)
OTTI recognized in earnings	(3,426)	—	(6,059)	—
Transfers/release of credit reserve	4,621	(4,621)	25,704	(25,704)
Balance at end of period	$(113,236)	$(195,961)	$(113,236)	$(195,961)

(1)	At September 30, 2014, our non-Agency RMBS had gross discounts of $309,197, which included credit discounts of $97,958 and OTTI of $15,278.
The following table presents a roll-forward of the credit loss component of OTTI on our Agency IO and Inverse IO securities:

	Three Months September 30, 2015	Nine Months September 30, 2015
OTTI at beginning of period	$738	$1,106
Additions to OTTI	759	1,544
Sale of securities with OTTI	(563)	(1,716)
OTTI at end of period	$934	$934
Note 5 – Securitized Mortgage Loans
Our investments in residential mortgage loans, which are held in securitization trusts that we consolidate, are presented at fair value on our consolidated balance sheets. (See Note 14.)
The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$178,904	$109,712	$104,438	$110,984
Securitization of March 2015 Pool	—	—	81,093	—
Principal repayments	(5,238)	(1,823)	(10,750)	(5,736)
Discount accretion and other adjustments	261	(247)	(495)	(511)
Unrealized gain/(loss) during the period, net (1)	(605)	(650)	97	2,440
Loans transferred to REO	—	(45)	(1,061)	(230)
Ending balance	$173,322	$106,947	$173,322	$106,947

(1)
Amount is net of the recognition of provision for loan losses of $0 and $1,241 for the three months ended September 30, 2015 and September 30, 2014, respectively, and $0 and $1,726 for the nine months ended September 30, 2015 and September 30, 2014, respectively, which are included with “Other-than-temporary impairments recognized” on our consolidated statements of operations.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents certain information about mortgage loans underlying our securitized mortgage loans at September 30, 2015:

Securitized Mortgage Loans	September 30, 2015
Performing (1)	$75,539
Re-performing (1)	108,667
Non-performing (1)	31,854
Purchase discount	(47,017)
Loan loss provision	(3,130)
Fair value adjustment	7,409
Total	$173,322

(1)
We consider loans that are no more than 60 days delinquent as “performing,” loans that have had their initial terms modified and are no more than 60 days delinquent as “re-performing” and loans that are more than 60 days past due as “non-performing.”

At September 30, 2015, $6,906 of our securitized mortgage loans were in the process of foreclosure, and we did not hold any positions classified as REO. The following table presents the five largest state concentrations, in the aggregate, for our securitized mortgage loans based on principal balance at September 30, 2015:

Property Location	Principal Balance	Total Concentration
Florida	$39,417	18.2%
California	37,835	17.5
Maryland	17,931	8.3
Texas	13,824	6.4
New York	12,200	5.6
Other states and the District of Columbia	94,854	44.0
Total	$216,061	100.0%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 6 – Other Investment Securities and Other Investments
(a) Other Investment Securities
The following table presents certain information about our other investment securities portfolio at September 30, 2015 and December 31, 2014:

	Principal Balance	Premium/ (Discount), Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon
	September 30, 2015
Risk Sharing Securities - Freddie Mac	$49,242	$304	$49,546	$48,206	$220	$(1,560)	3.69%
Risk Sharing Securities - Fannie Mae	55,287	(1,716)	53,571	51,531	—	(2,040)	3.77%
SBC-MBS	70,032	(8,081)	61,951	59,986	2	(1,967)	0.75%
SBA-IO (2)	—	—	2,998	2,999	1	—	2.36%
Total	$174,561	$(9,493)	$168,066	$162,722	$223	$(5,567)	2.51%

	December 31, 2014
Risk Sharing Securities - Freddie Mac	$10,082	$38	$10,120	$10,395	$288	$(13)	3.56%
SBC-MBS	27,136	(3,268)	23,868	23,833	—	(35)	0.90
Total	$37,218	$(3,230)	$33,988	$34,228	$288	$(48)	1.62%

(1)	Amortized cost is reduced by unrealized losses that are classified as OTTI, which was $668 and $109 at September 30, 2015 and December 31, 2014, respectively.

(2)	SBA-IO have no principal balance and bear interest based on a notional balance. At September 30. 2015 our SBA-IO had a notional balance of $27,900.
(b) Income on Other Investment Securities
The following tables present components of interest income on our other investment securities for the periods presented:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$405	$157	$562	4.97%	$942	$297	$1,239	4.11%
Risk Sharing Securities - Fannie Mae	510	211	721	5.57	797	300	1,097	4.85
SBC-MBS	117	659	776	5.21	278	1,440	1,718	5.06
SBA-IO	2	(1)	1	12.82	2	(1)	1	12.82
Total	$1,034	$1,026	$2,060	5.26%	$2,019	$2,036	$4,055	4.64%

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$100	$1	$101	4.52%	$305	$4	$309	4.90%
SBC-MBS	4	27	31	4.85	4	27	31	4.85
Total	$104	$28	$132	4.60%	$309	$31	$340	4.88%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Other Investment Securities Discounts and OTTI
The following table presents the changes in the components of our purchase discount on other investment securities between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(217)	$(9,574)	$(364)	$(2,904)
Accretion of discount	—	1,026	—	2,036
Realized credit losses	—	—	—	—
Purchases	(15)	(722)	(15)	(8,183)
Sales and other	—	—	—	36
OTTI recognized	(450)	—	(558)	—
Transfers/release of credit reserve	—	—	255	(255)
Balance at end of period	$(682)	$(9,270)	$(682)	$(9,270)
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
(d) Other Investment Securities Unrealized Losses
The following table presents information about our Other Investment Securities that were in an unrealized loss position at September 30, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Risk Sharing Securities - Freddie Mac	$27,293	$(1,547)	4	$634	$(14)	1
Risk Sharing Securities - Fannie Mae	51,531	(2,040)	3	—	—	—
SBC-MBS	52,729	(1,804)	6	4,200	(162)	1
Total Other Investment Securities	$131,553	$(5,391)	13	$4,834	$(176)	2
(e) Other Investments
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
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower that owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line. All BFT Contracts purchased by us through September 30, 2015 are designated as “real estate subject to BFT Contracts,” which real estate is depreciated until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payment in interest income as received.
The following table presents components of the carrying value of our other investments at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Warehouse line receivable	$12,424	$28,639
Real estate subject to BFT Contracts, net of accumulated depreciation (1) (2)	24,953	9,616
Mortgage loans purchased through Seller Financing Program	7,391	2,306
Total	$44,768	$40,561

(1)
BFT Contracts at September 30, 2015 had an aggregate principal balance of $25,321 with a weighted average contractual interest rate of 8.22% and BFT Contracts at December 31, 2014 had an aggregate principal balance of $9,655 with a weighted average stated interest rate of 8.88%.

(2)	Net of $368 and $48 of accumulated depreciation at September 30, 2015 and December 31, 2014, respectively.
(f) Income on Other Investments
The following table presents components of income on our other investments during the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warehouse line interest	$233	$249	$913	$373
Real estate subject to BFT Contracts	419	11	1,063	11
Mortgage loans purchased through Seller Financing Program	149	2	338	2
Total	$801	$262	$2,314	$386

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 7 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at September 30, 2015 and December 31, 2014:

Investment Category	September 30, 2015	December 31, 2014
Agency RMBS - Fannie Mae (1)	$2,789	$3,101
Agency RMBS - Freddie Mac (1)	4,040	4,798
Agency RMBS - Ginnie Mae (1)	115	30
Non-Agency RMBS	1,027	1,068
Securitized mortgage loans	943	719
Other investment securities	255	10
Other investments	939	729
Total	$10,108	$10,455

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at September 30, 2015 and December 31, 2014:

Investment Related Receivables	September 30, 2015	December 31, 2014
Unsettled sales of Agency RMBS	$—	$188,527
Unsettled sales non-Agency RMBS	1,702	—
Principal payments due from broker	4,523	2,928
Total investment related receivables	$6,225	$191,455

Note 8 – Borrowings Under Repurchase Agreements
As of September 30, 2015, we had master repurchase agreements with 24 counterparties and had outstanding borrowings of $3,011,025 with 18 counterparties.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to six months, but in some cases may have initial terms that are shorter or longer, up to 24 months.
The following table presents certain characteristics of our repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,809,868	0.44%	16	$2,205,082	0.34%	16
Non-Agency RMBS (1)	1,078,703	1.89	130	1,159,698	1.95	160
Other investment securities	122,454	1.80	155	28,805	1.74	13
Mortgage loans	—	—	—	8,742	2.79	120
Total	$3,011,025	1.02%	63	$3,402,327	0.91%	65

(1)
Includes $91,758 and $33,153 of repurchase borrowings collateralized by non-Agency RMBS of $125,948 and $47,786 at September 30, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with securitization transactions.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and derivative contracts are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through September 30, 2015, we remained in compliance with all of our financial covenants. (See Notes 9 and 10.)
The following table presents repricing information about our borrowings under repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,363,040	0.92%	$2,658,515	0.73%
Over 30 days to 60 days	336,990	0.78	501,291	1.34
Over 60 days to 90 days	16,611	1.73	116,196	1.92
Over 90 days to 120 days	222,022	1.88	35,668	1.94
Over 120 days to 360 days	72,362	2.58	90,657	2.01
Total	$3,011,025	1.02%	$3,402,327	0.91%

The following table presents the contractual maturity of our repurchase agreements at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,080,295	0.77%	$2,461,835	0.61%
Over 30 days to 60 days	336,990	0.78	393,555	1.10
Over 60 days to 90 days	16,611	1.73	116,196	1.92
Over 90 days to 120 days	222,022	1.88	35,668	1.56
Over 120 days to 360 days	136,884	2.46	287,337	2.18
Over 360 days	218,223	1.94	107,736	2.23
Total	$3,011,025	1.02%	$3,402,327	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Collateral Positions
(a) Collateral Pledged and Collateral Held
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$36,105	$280	$14,176	$2,546
Repurchase agreement borrowings:
Agency RMBS (2)	1,891,077	—	2,297,050	—
Non-Agency RMBS (3)(4)	1,381,541	—	1,499,296	—
Other investment securities	155,109	—	34,228	—
Mortgage loans	—		13,602
Restricted cash	33,557	—	54,830	—
	3,461,284	—	3,899,006	—
Clearing margin:
Agency RMBS	4,215	—	3,998	—
Total	$3,501,604	$280	$3,917,180	$2,546

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held by us as collateral is unrestricted in use and therefore is included with “Cash and cash equivalents” with a corresponding liability, “Obligation to return cash held as collateral” on our consolidated balance sheet.

(2)	Includes Agency RMBS of $0 and $168,705 that were sold but unsettled at September 30, 2015 and December 31, 2014, respectively.

(3)
Includes non-Agency RMBS of $125,948 and $47,786 at September 30, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities pledged.

(4)	Includes non-Agency RMBS of $1,702 and $0 that were sold but unsettled at September 30, 2015 and December 31, 2014, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Collateral Pledged Components
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,891,077	$1,887,580	$5,396	$1,896,473
Non-Agency RMBS (1)(2)	1,381,541	1,331,696	1,532	1,383,073
Other investment securities	155,109	160,454	253	155,362
Cash	33,557	—	—	33,557
	3,461,284	3,379,730	7,181	3,468,465
Cash pledged for derivatives contracts	36,105	—	—	36,105
Agency RMBS pledged for clearing margin	4,215	4,078	13	4,228
Total	$3,501,604	$3,383,808	$7,194	$3,508,798

	December 31, 2014
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (3)	$2,297,050	$2,287,498	$7,015	$2,304,065
Non-Agency RMBS (4)	1,499,296	1,423,853	1,144	1,500,440
Other investment securities	34,228	33,988	10	34,238
Mortgage loans	13,602	13,602	116	13,718
Cash	54,830	—	—	54,830
	3,899,006	3,758,941	8,285	3,907,291
Cash pledged for derivative contracts	14,176	—	—	14,176
Agency RMBS pledged for clearing margin	3,998	3,907	12	4,010
Total	$3,917,180	$3,762,848	$8,297	$3,925,477

(1)
Includes a non-Agency RMBS with a fair value of $125,948, an amortized cost of $125,434 and the associated interest receivable of $462, all of which were eliminated in consolidation with VIEs at September 30, 2015.

(2)	Includes non-Agency RMBS of $1,702 and $0 that were sold but unsettled at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes Agency RMBS $168,705 that were sold but unsettled at December 31, 2014.

(4)
Includes a non-Agency RMBS with a fair value of $47,786, an amortized cost of $46,319 and the associated interest receivable of $110, all of which were eliminated in consolidation with a VIE at December 31, 2014.

We consolidate the securitization trusts associated with our securitizations, each of which is a VIE, that were created to facilitate our securitization transactions. As part of the February 2013 Securitization, the most senior security created was sold to a third-party investor and as such, when we consolidate this securitization trust, this senior security is presented on our consolidated balance sheet as “Non-recourse securitized debt, at fair value.” Our securitized mortgage loans are restricted in that they can only be used to fulfill the obligations of their associated securitization trust. (See Note 14.)
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

agreements would be immediately payable by us. Through September 30, 2015, we remained in compliance with all of our financial covenants. (See Notes 9 and 10.)
Note 10 – Offsetting Assets and Liabilities
All balances associated with the repurchase agreements and derivatives transactions are presented on a gross basis in our consolidated balance sheets. Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction.
The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at September 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
September 30, 2015
Swaps and Swaptions, at fair value	$1,633	$—	$1,633	$(1,603)	$(280)	$(250)
Total	$1,633	$—	$1,633	$(1,603)	$(280)	$(250)
December 31, 2014
Swaps and Swaptions, at fair value	$11,098	$—	$11,098	$(3,711)	$(2,516)	$4,871
Long TBA Contracts, at fair value	544	—	544	—	(30)	514
Total	$11,642	$—	$11,642	$(3,711)	$(2,546)	$5,385

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
September 30, 2015
Swaps and Swaptions, at fair value	$25,595	$—	$25,595	$(1,603)	$(23,992)	$—
Short TBA contracts, at fair value	820	—	820	—	744	1,564
Repurchase agreements	3,011,025	—	3,011,025	(3,011,025)	—	—
Total	$3,037,440	$—	$3,037,440	$(3,012,628)	$(23,248)	$1,564
December 31, 2014
Swaps and Swaptions, at fair value	$8,949	$—	$8,949	$(3,711)	$(5,238)	$—
Repurchase agreements	3,402,327	—	3,402,327	(3,402,327)	—	—
Total	$3,411,276	$—	$3,411,276	$(3,406,038)	$(5,238)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at September 30, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $3,427,727 and $3,830,574 at September 30, 2015 and December 31, 2014, respectively. The amounts pledged include $125,948 and $47,786 of RMBS that are not included in our consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively, as such assets were eliminated in consolidation with a VIE.

(Notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(Notes continued.)

(4)
Total cash pledged against our derivative instruments was $36,105 and $14,176 at September 30, 2015 and December 31, 2014, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $33,557 and $54,830 at September 30, 2015 and December 31, 2014, respectively.

Note 11 – Derivative Instruments
We enter into derivative contracts, which through September 30, 2015 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting under GAAP for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations.
(a) Derivative Instruments Summary
Information with respect to our derivative instruments as presented on our consolidated balance sheets at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$957,000	$9,543
Swaptions - assets	1,100,000	1,633	1,250,000	1,555
Swaps - (liabilities)	1,687,000	(21,671)	730,000	(8,949)
Swaptions - (liabilities)	200,000	(3,924)	—	—
Short TBA Contracts - (liabilities)	125,000	(820)	—	—
Long TBA Contracts - assets	—	—	100,000	544
Total	$3,112,000	$(24,782)	$3,037,000	$2,693
(b) Swaps
The variable amount that we receive from our Swap counterparties is typically based on three-month LIBOR. The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
Term to Maturity	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)
Less than one year	$45,000	1.33%	0.9	$—	—%	—
More than one year up to and including three years	1,064,000	1.05	1.9	920,000	1.07	2.4
More than three years up to and including five years	64,000	2.28	4.8	189,000	1.02	3.2
More than five years	514,000	2.11	7.5	578,000	2.13	7.9
Total	$1,687,000	1.43%	3.6	$1,687,000	1.43%	4.4

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Swaptions
We pay a premium to our Swaption counterparties to purchase a Swaption and receive a premium when we sell a Swaption. At the expiration of the option period our Swaption purchase contracts give us the right, to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. Our Swaption sale contracts give the counterparty to such agreements the right to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation.
The following table presents information about our Swaptions at September 30, 2015:

				Underlying Swap
Purchase Contracts: Fixed-Pay Rate for Underlying Swap	Premium Cost	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.34% - 2.50%	$854	$30	3.7	100,000	5.0	2.34%
2.51% - 2.75%	553	145	9.9	75,000	5.0	2.72
2.76% - 3.00%	6,360	882	3.5	475,000	10.0	2.94
3.01% - 3.25%	2,794	576	8.9	200,000	10.0	3.20
3.26% - 3.50%	3,201	—	1.4	250,000	10.0	3.31
Total	$13,762	$1,633	5.1	1,100,000	9.2	3.00%

				Underlying Swap
Sale Contracts: Fixed-Pay Rate for Underlying Swap	Premium (Received)	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
1.72%	$(500)	$(1,090)	9.9	75,000	5.0	1.72%
1.99%	(640)	(1,001)	11.7	50,000	10.0	1.99
2.14%	(953)	(1,833)	9.9	75,000	10.0	2.14
Total	$(2,093)	$(3,924)	10.4	200,000	8.1	1.95%
(d) Gains/(Losses) on Derivatives
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Character of Gain/(Loss) on Derivative Instruments	2015	2014	2015	2014
Net interest payments/accruals on Swaps (1)	$(4,874)	$(5,128)	$(14,758)	$(14,998)
Losses on terminations and expirations of Swaptions, net (1)	(1,863)	(6,505)	(11,895)	(20,617)
Losses on settlement of TBA Contracts, net (1)	(2,526)	—	(4,503)	(7,156)
Change in fair value of Swaps (2)	(21,558)	8,055	(22,265)	(18,113)
Change in fair value of Swaptions, net (2)	(9,598)	4,379	(417)	(1,888)
Change in fair value of TBA Contracts (2)	(726)	—	(1,365)	(750)
Total	$(41,145)	$801	$(55,203)	$(63,522)
Note: Each of the items presented is included as a component of “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized and reflect the net change in fair value.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Derivative Activity
The following table provides information with respect to our use of derivative instruments during the periods presented:

	Three Months Ended September 30, 2015
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$(200,000)	$—	$1,687,000	$1,065,000	$—
Notional amount of contracts entered	(300,000)	—	—	200,000	200,000
Notional amount of contracts terminated	375,000	—	—	(165,000)	—
Ending Notional Balance	$(125,000)	$—	$1,687,000	$1,100,000	$200,000
	Nine Months Ended September 30, 2015
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$100,000	$1,687,000	$1,250,000	$—
Notional amount of contracts entered	(500,000)	500,000	—	850,000	200,000
Notional amount of contracts terminated	375,000	(600,000)	—	(1,000,000)	—
Ending Notional Balance	$(125,000)	$—	$1,687,000	$1,100,000	$200,000
	Three Months Ended September 30, 2014
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$—	$1,687,000	$1,335,000	$—
Notional amount of contracts entered	—	—	—	165,000	—
Notional amount of contracts terminated	—	—	—	(400,000)	—
Ending Notional Balance	$—	$—	$1,687,000	$1,100,000	$—
	Nine Months Ended September 30, 2014
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$400,000	$—	$1,587,000	$1,375,000	$—
Notional amount of contracts entered	—	—	100,000	1,175,000	—
Notional amount of contracts terminated	(400,000)	—		(1,450,000)	—
Ending Notional Balance	$—	$—	$1,687,000	$1,100,000	$—
(f) Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through September 30, 2015 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our Swap counterparties, for which we typically pledge cash. (See Notes 10 and 11.) If we had breached any of these financial covenants at September 30, 2015, we could have been required to settle our obligations under our Swaps at their termination value. At September 30, 2015, the estimated termination value of our Swaps was $23,494, which amount reflects the estimated fair value of our Swaps that were in a liability position, plus accrued interest payable.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 12 – Interest Payable
The following table presents the components of our interest payable at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Repurchase borrowings collateralized by Agency RMBS	$1,109	$1,569
Repurchase borrowings collateralized by non-Agency RMBS (1)	4,028	8,234
Repurchase borrowings collateralized by other investment securities	196	127
Repurchase borrowings collateralized by mortgage loans	—	9
Securitized debt	98	110
Swaps	1,824	2,977
Total	$7,255	$13,026

(1)
Includes $71 and $103 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at September 30, 2015 and December 31, 2014, respectively, which securities were eliminated from our balance sheet in consolidation.

Note 13 – Commitments and Contingencies
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
We incurred management fees of $2,667 and $2,800 for the three months ended September 30, 2015 and 2014 and $8,349 and $8,360 for the nine months ended September 30, 2015 and 2014, respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on the consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. Included in “Payable to related party” on our consolidated balance sheet at September 30, 2015 and December 31, 2014, was $2,667 and $2,840, respectively, for management fees payable to our Manager, with the remainder of such payable reflecting reimbursements due to Apollo for our general and administrative expenses paid or incurred by them on our behalf.
(b) Representations and Warranties in Connection with Securitization
In connection with our February 2013 Securitization, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through September 30, 2015, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At September 30, 2015, we had no

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 14.)
Note 14 – Use of Special Purpose Entities and Variable Interest Entities
Special purpose entities (or, SPEs) are entities designed to fulfill a specific limited need of the entity that organizes it. SPEs are often used to facilitate transactions that involve securitizing financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on more favorable terms than available on such assets on an unsecuritized basis. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.
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
As of September 30, 2015 and December 31, 2014, the aggregate fair value of securitized mortgage loans underlying our securitizations was $173,322 and $104,438, respectively, and are included in “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value,” on our consolidated balance sheet.
The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.
The following table summarizes the key details of our securitization transactions as of September 30, 2015:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Current principal value of mortgage loan in securitization trust	$87,425	$128,636	$216,061
Face amount of senior security issued by the VIE and sold to a third-party investor	$—	$50,375	$50,375
Outstanding balance of senior security at September 30, 2015 (1)	$78,860	$21,351	$100,211
Year of final contractual maturity of senior debt	2054	2047
Face/Par value of certificates received by us (2)	$82,287	$104,626	$186,913
Cash received upon sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred (net of amortization of $87 and $425, respectively, as of September 30, 2015) (3)	$174	$829	$1,003
Stated interest rate for senior security issued	5.75%	4.00%

(1)
With respect to the March 2015 Securitization, amount reflects 100% of the single security issued, which we retained. The stated rate is presented for informational purposes only, as such certificate is eliminated in consolidation with the associated trust.

(2)
With respect to our February 2013 Securitization, the certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor. While the RMBS that we retained in connection with February 2013 Securitization do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and we, as legally permitted, pledge such securities as collateral.

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Consolidation Assessment
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the March 2015 Securitization and February 2013 Securitization for each reporting period from inception through September 30, 2015.
(c) Activities of Securitization Trusts
The securitization trusts receive principal and interest on the underlying mortgage loans and distribute those payments to the certificate holders. The assets and other instruments held by the securitization trusts are restricted in that they can only be used to fulfill the obligations of their respective securitization trust. The risks associated with our involvement with the VIEs are limited to the risks and rights as a certificate holder of the securities we retained.
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
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at September 30, 2015, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	September 30, 2015
One year or less	$8,594
More than one year, up to and including three years	12,757
More than three years, up to and including five years	—
Total	$21,351
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) VIEs - Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIEs at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Assets:
Securitized mortgage loans, at fair value	$173,322	$104,438
Interest receivable	$943	$719
Liabilities:
Non-recourse securitized debt, at fair value	$21,243	$34,176
Accrued interest payable (1)	$71	$110

(1)	Prior presentation is conformed to the current presentation.
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIEs for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income - securitized mortgage loans	$3,832	$1,871	$9,622	$6,044
Interest expense - securitized debt	(393)	(398)	(1,092)	(1,272)
Unrealized gain/(loss) on securitized mortgage loans, net	(576)	(650)	(110)	2,440
Unrealized gain/(loss) on securitized debt	172	67	1,186	(287)
Other, net	(727)	13	(727)	(50)
General and Administrative	(128)	—	(128)	—
Net income	$2,180	$903	$8,751	$6,875
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIEs for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$8,751	$6,875
Premium amortization/(discount accretion), net	$369	$510
Amortization of deferred financing costs	$(280)	$123
Unrealized (gain) on securitized mortgage loans, net	$(110)	$(2,440)
Unrealized loss on securitized debt	$1,186	$287
Realized loss on real estate owned, net	$208	$50
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable, less purchased interest	$(223)	$(48)
(Decrease) in accrued interest payable	$(39)	$(25)
Cash Flows from Investing Activities:
Purchase of mortgage loans, simultaneously securitized	$(67,357)	$—
Proceeds from sales of real estate owned	$1,188	$168
Other, net	$—	$1
Principal payments received on securitized mortgage loans	$10,750	$5,736
Cash Flows from Financing Activities:
Principal payments on securitized debt	$(11,747)	$(7,453)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 15 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At September 30, 2015, 1,264,339 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted Common Stock	$106	$103	$317	$296
RSUs	65	41	650	715
Total	$171	$144	$967	$1,011
At September 30, 2015, we had estimated unrecognized compensation expense of $1,327 and $589 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at September 30, 2015 is expected to be recognized over a weighted average period of 1.7 years. As of September 30, 2015, we had an expected average forfeiture rate of 5% with respect to restricted common stock and 5% with respect to RSUs.
Through September 30, 2015, we have not settled RSUs in cash. However, the LTIP provides that we may allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital.
The following table presents information about our equity awards for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value(1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	284,488	$18.27	180,797	$19.50	292,088	$18.05	183,922	$19.47
RSUs canceled upon delivery of common stock (2)	(3,333)	20.04	(11,837)	16.70	(8,333)	19.58	(14,962)	16.96
RSUs canceled or forfeited	—	—	(3,330)	18.10	(2,600)	18.60	(3,330)	18.10
RSUs outstanding at end of period	281,155	$18.25	165,630	$19.72	281,155	$18.25	165,630	$19.72

Vested RSUs at end of period	136,061	$19.88	53,579	$20.37	136,061	$19.88	53,579	$20.37
Unvested RSUs at end of period	145,093	$16.72	112,051	$19.41	145,093	$16.72	112,051	$19.41

Unvested restricted common stock awards outstanding at beginning of period	49,304	$17.02	31,440	$19.42	43,992	$17.39	28,040	$20.37
Restricted common stock granted	—	—	—	—	9,332	16.07	9,208	16.29
Restricted common stock vested	(2,108)	17.80	(3,676)	18.46	(6,128)	14.29	(9,484)	18.81
Unvested restricted common stock at end of period	47,196	$16.98	27,764	$19.55	47,196	$16.98	27,764	$19.55

(1)	Amounts are not in thousands.

(2)	Includes amounts deemed issued in connection with payment of grantee’s tax liability.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 16 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2014 through September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
(b) Preferred Stock
At September 30, 2015 and December 31, 2014, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of the Preferred Stock, such instruments are characterized as equity instruments.
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
(c) Shelf Registration
On July 23, 2012, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (or, the Securities Act), with respect to up to $750,000 of common stock, preferred stock, depositary shares, warrants and/or rights that may be sold by us from time to time pursuant to Rule 415 of the Securities Act. This registration statement was declared effective by the SEC on August 10, 2012 and expired on August 10, 2015.
(d) Direct Stock Purchase and Dividend Reinvestment Plan
On November 13, 2012, we filed a Registration Statement on Form S-3 with the SEC under the Securities Act reserving 2,000,000 shares of common stock available under the terms of our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through September 30, 2015, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through September 30, 2015, we repurchased 360,800 shares of common stock at an average cost per share of $13.86. At September 30, 2015, $45,000 of common stock remained authorized for future share repurchase under the Repurchase Program.
The following table presents a summary of our common stock repurchases under the Repurchase Program during the three months ended September 30, 2015:

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price Paid per Share (2)	Total Cost of Shares Repurchased
August 2015	202,655	$13.86	$2,808
September 2015	158,145	13.86	2,192
Total	360,800	$13.86	$5,000

(1)	Based on trade date.

(2)	Includes brokerage commissions.
Note 17 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income/(Loss)	$(21,777)	$10,875	$(10,401)	$82,761
Less:
Dividends declared on Preferred Stock	3,450	3,450	10,350	10,350
Dividends, dividend equivalents and undistributed earnings allocated to participating securities (1)	157	81	464	451
Net income/(loss) allocable to common stock – basic and diluted	$(25,384)	$7,344	$(21,215)	$71,960
Denominator:
Weighted average common shares - basic and diluted	31,947	32,035	32,013	32,024
Earnings per common share - basic and diluted	$(0.79)	$0.23	$(0.66)	$2.25

(1)
At September 30, 2015, 284 RSUs and 47 shares of unvested restricted stock outstanding were not included in the calculation of diluted earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

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
At September 30, 2015, our portfolio was comprised of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related assets. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of September 30, 2015, our derivatives included Swaps, Swaptions and TBA Contracts.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS, Inverse IO and Inverse Floater securities and Long TBA Contracts to decrease; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts, if any, Swaps and Swaptions contracts to increase. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at September 30, 2015, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Target Assets
We primarily invest in residential mortgage and mortgage related assets throughout the United States. As of September 30, 2015, we held investments in RMBS, including Agency pass-through RMBS (whose underlying collateral is primarily comprised of 30 year fixed-rate mortgages), Agency Inverse Floaters, Agency IO, Agency Inverse IO, non-Agency RMBS, securitized mortgage loans, other mortgage-related securities, mortgage loans and other real estate related investments associated with our Seller Financing Program. The Seller Financing Program refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single-family homes. Once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy will enable us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time.

The following is a summary of our target assets at September 30, 2015:

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

Other Residential Mortgage-Related Assets
Non-Agency RMBS comprised of interest-only securities, principal-only securities, floating rate inverse interest-only securities, and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights, excess mortgage servicing rights, advances on our warehouse line, mortgage loans to investors in residential properties, and residential real estate. In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 4.24 times at September 30, 2015. Our debt-to-equity multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At September 30, 2015, we had master repurchase agreements with 24 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of September 30, 2015, we had $3,011,025 of borrowings outstanding under our repurchase agreements with 18 counterparties collateralized by $1,891,077 of Agency RMBS and $1,381,541 of non-Agency RMBS (which included $125,948 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with a VIE and $1,702 of RMBS that were sold but unsettled at September 30, 2015) and $155,109 of other investment securities. (See Notes 8, 9 and 10 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
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
At September 30, 2015, our Swaps had an aggregate notional balance of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 3.6 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaption purchase contracts provide that when a Swaption is “in the money” (when the Swaption has intrinsic value) at the expiration of the option period, we may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount, or receive a cash payment equal to the fair value of the underlying Swap. Our Swaption sale contracts give the counterparty to such agreements the right to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. (See Note 11 to the consolidated financial statements included under Item 1 in this Quarterly report on Form 10-Q.)
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
Certain Swap trades are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirements generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. (For additional information about our derivative instruments, see Note 11 to the consolidated financial statements included under Item 1 in this Quarterly report on Form 10-Q.)

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
Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2015
General:
Despite prior market expectations that the Federal Reserve Open Market committee (or, FOMC) would begin to increase the U.S. Federal Funds interest rate during 2015, such a rate hike was not introduced during the third quarter of 2015, driving long-term interest rates on U.S. Treasury securities and Swaps lower during the quarter. While the U.S. labor market continued to show improvement, economic conditions abroad appear to have kept the FOMC from raising rates. At the same time, yield spreads, versus benchmark rates such as U.S. Treasuries, for fixed income products, including Agency RMBS and non-Agency RMBS, widened during the third quarter of 2015 to levels last seen in mid-2012. During the third quarter, not withstanding the FOMC inaction to date, the market appeared to continue to price in the possibility of the FOMC introducing an interest rate increase in December 2015. The third quarter ended with ten-year U.S. Treasury notes at 2.04% at September 30, 2015, down 31 basis points from 2.35% at June 30, 2015 while two-year U.S. Treasury rates ended the third quarter at 0.63%, down only one basis point from 0.64% at June 30, 2015.

The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year U.S. Treasury rate for the first nine months of 2015:

Table 1
	High		Low	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year U.S. Treasury Rate					Ten-Year Swap Rate
September 30, 2015	2.45%	0.0000245	2.00%	2.22%	2.04%	2.52%	2.00%	2.28%	2.00%
June 30, 2015	2.48%		1.84%	2.16%	2.35%	2.56%	1.95%	2.24%	2.43%
March 31, 2015	2.24%		1.64%	1.96%	1.92%	2.36%	1.80%	2.08%	2.04%

	Two-Year U.S. Treasury Rate					Spread Between Two and Ten Year U.S. Treasury Rate
September 30, 2015	0.81%		0.54%	0.68%	0.63%	1.64%	1.46%	1.54%	1.41%
June 30, 2015	0.73%		0.48%	0.60%	0.64%	1.75%	1.36%	1.56%	1.71%
March 31, 2015	0.72%		0.41%	0.59%	0.56%	1.52%	1.23%	1.37%	1.36%
Our net income for the third quarter of 2015 was negatively impacted by unrealized losses on our non-Agency RMBS and interest rate Swaps and Swaptions reflecting the net impact of the market conditions described above. In addition, our operating earnings (which is a non-GAAP financial measure, see Table 23, below) decreased slightly for the third quarter ended September 30, 2015, compared to the second quarter of 2015, primarily reflecting an increase in interest rates on repurchase agreements and an increase in our Swap costs.
Investment Strategy:
The following table presents the composition of our investment portfolio as a percentage of total investments as of September 30, 2015 and June 30, 2015:

Table 2	September 30, 2015	June 30, 2015
Rate Investments:
Agency pass-through RMBS, at fair value	53.9%	51.9%
Agency IO and Agency Inverse IO, at fair value	1.7	2.0
Total Agency RMBS, at fair value	55.6	53.9
Credit Investments:
Non-Agency RMBS, at fair value	34.0	36.3
Securitized mortgage loans (1), at fair value	4.7	4.7
Other investments, at fair value	1.2	1.2
Other investment securities (2), at fair value	4.5	3.9
	44.4	46.1
	100.0%	100.0%

(1)	Securitized mortgage loans include securitized mortgage loans associated with our February 2013 Securitization and March 2015 Securitization transactions.

(2)	Other investment securities at September 30, 2015 were comprised of investments in Risk Sharing Securities issued by Freddie Mac, Fannie Mae, SBC-MBS and SBA-IO.
Agency RMBS Portfolio/Interest Rate Hedges:
The FOMC continues to replace the runoff of its Agency RMBS holdings, supporting Agency RMBS valuations and the decrease in market interest rates bolstered the value of our Agency RMBS portfolio. However, market spreads on Agency RMBS, which began to widen in June, continued to widen during the third quarter of 2015, partially off-setting the positive impact that lower market interest rates had on our Agency RMBS.
As expected, prepayments on Agency RMBS slowed during the third quarter of 2015, as mortgage interest rates remained largely unchanged and the market began to experience typical seasonally slower housing turnover. Slower prepayments in the third quarter and the coming months may also reflect the heavy concentration of prepayments during the summer of 2015, when prepayments were primarily driven by increased home turnover, supported by a relatively strong housing market. During the third quarter of 2015, our Agency RMBS portfolio experienced a monthly fair value weighted average CPR of 7.6%, comprised of 7.3% CPR on Agency pass-through securities and 15.8% on Agency IO and Agency Inverse IO securities, in the aggregate. During the third quarter of 2015, the maximum average monthly CPR of our Agency RMBS was experienced in July, with an overall Agency CPR of 7.7% comprised of 7.4% on Agency pass-through securities and 17.5% on Agency IO and Agency Inverse IO securities in the aggregate. Prepayments on Agency RMBS are generally expected to continue to slow as we move into the fall and winter months.
The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at September 30, 2015 and June 30, 2015:

Table 3	September 30, 2015		June 30, 2015
Agency RMBS Collateral Type	Estimated Fair Value	Unrealized Gain/(Loss), net	Estimated Fair Value	Unrealized Gain/(Loss), net
30-Year Fixed:
3.5% coupon	$509,008	$(2,331)	$552,325	$(9,811)
4.0% coupon	1,157,162	9,422	1,159,433	(1,925)
	1,666,170	7,091	1,711,758	(11,736)
ARMs	303,121	(1,698)	258,956	(978)
Agency IO	54,579	(1,301)	57,218	1,830
Agency Inverse IO	7,571	267	17,621	11
Total	$2,031,441	$4,359	$2,045,553	$(10,873)
The following table presents information with respect to our Swaps and Swaptions at September 30, 2015 and June 30, 2015:

Table 4	September 30, 2015	June 30, 2015
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$(21,671)	$(113)
Unrealized gain/(loss), net	$(21,557)	$(707)
Weighted average fixed pay rate	1.43%	1.43%
Weighted average months to maturity	44	47

Swaptions Purchase Contracts:
Notional amount	$1,100,000	$1,065,000
Estimated fair value	$1,633	$9,089
Unrealized gain, net	$1,413	$9,181
Weighted average term to expiration (months)	5.1	6
Weighted average underlying Swap term (months)	110	114
Weighted average underlying Swap fixed pay rate	3.00%	3.11%

Swaptions Sale Contracts:
Notional amount	$200,000	$—
Estimated fair value	$(3,924)	$—
Unrealized gain/(loss), net	$(1,831)	$—
Weighted average term to expiration (months)	10.4	—
Weighted average underlying Swap term (months)	97.5	—
Weighted average underlying Swap fixed pay rate	1.95%	—%

Credit Investments:
Prices of non-Agency RMBS decreased during the third quarter as all credit markets became more volatile following a sell-off in the U.S. equity markets in August. However, stable credit enhancement and steady home price appreciation provided a level of support for non-Agency valuations, as decreases in valuations of non-Agency RMBS were muted relative to the decline in the fixed income high-yield market.
During the third quarter, as we identified attractive credit investment opportunities, we continued to add to our other investment security holdings, purchasing additional Risk Sharing Securities and SBC-MBS and made an initial investment in SBA-IO. To fund such purchases we sold certain of our non-Agency RMBS and these sales resulted in net realized gains of $4,058. During the third quarter, our unrealized gains on non-Agency RMBS decreased by $15,072, reflecting decreases in market prices, purchase discount accretion (which effectively re-characterizes a portion of our purchase discount to interest income on bonds that are not currently receiving principal payments) and gains realized on sales.
Our credit investments were comprised of the following at September 30, 2015 and June 30, 2015:

Table 5		September 30, 2015		June 30, 2015
Non-Agency RMBS (at fair value)		$1,240,188		$1,378,265
Securitized mortgage loans (at fair value)		173,322		178,904
Other investments		44,768		44,089
Other investment securities:
Risk Sharing Securities - Freddie Mac (at fair value)		48,206		44,976
Risk Sharing Securities - Fannie Mae (at fair value)		51,531		45,936
SBC-MBS (at fair value)		59,986		58,889
SBA-IO	2,000	2,999	—	—
Total		$1,621,000		$1,751,059
During the three months ended September 30, 2015, performance of our non-Agency RMBS improved with voluntary prepayments remaining relatively high during the summer home-buying season, and the number of borrowers with 12 months of on-time payment history continued to increase. We believe this improvement was bolstered by housing values that continued to trend upward leading to the number of borrowers with negative home equity to decrease.
As of September 30, 2015, we had: (a) $12,424 of advances outstanding under a warehouse line; (b) $24,953 of legal title to real estate associated with BFT Contracts; and (c) $7,391 of mortgage loans, all of which were related to our Seller Financing Program. We provide warehouse advances to our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S. Given that such investments are less liquid than non-Agency securities, we have grown the program at a measured pace.
Borrowings:
Financing rates on Agency RMBS continued to increase during the third quarter of 2015. We believe that balance sheet tightening at banks, regulatory requirements and interest rate concerns continued to drive increases in interest rates on repurchase borrowings.
With respect to non-Agency funding, dealers continued to offer non-Agency financing on bonds purchased from others at competitive levels. In July 2015, we entered into a $300,000 whole loan repurchase facility which provides for financing of certain residential mortgage loan products. The terms of future borrowings under this facility will vary based on the characteristics of the products pledged as collateral.
Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances. In the third quarter, our average leverage remained fairly constant at 4.10 times for the quarter ended September 30, 2015, down marginally from 4.12 times for the second quarter of 2015. We ended the quarter at 4.24 times leverage compared to 4.21 times leverage at June 30, 2015.

Results of Operations
Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014
For the three months ended September 30, 2015, we had a net loss of $(21,777), or $(0.79) per basic and diluted common share, compared to net income of $10,875, or $0.23 per basic and diluted common share, for the three months ended September 30, 2014. Our results of operations for the three months ended September 30, 2015 were significantly impacted by declines in the value of our non-Agency portfolio and hedging instruments. (See “Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2015,” above.)
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. The $2,472 increase in our net interest income reflects the increase in our leverage and the increase in net interest rate spread and net interest margin for the three months ended September 30, 2015, compared to September 30, 2014. For the three months ended September 30, 2015, we had average debt-to-equity of 4.10 times, compared to 3.75 times for the three months ended September 30, 2014. We had an interest rate spread and net interest margin of 3.46% and 3.54% for the three months ended September 30, 2015, respectively, compared to 3.28% and 3.41%, respectively, for the three months ended September 30, 2014. The increase in our interest rate spread and net interest margin reflects our continued reallocation of capital into our credit investments which generate higher yields and spreads, relative to Agency RMBS.
For the three months ended September 30, 2015 and September 30, 2014, we earned interest income of $41,014 and $38,542, respectively, and incurred interest expense of approximately $8,208 and $7,708, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects: (1) an increase in our average borrowings, (2) an increase in borrowings associated with our non-Agency RMBS, other credit investments and securitized mortgage loans, which borrowings have higher interest rates than repurchase agreements on Agency RMBS and (3) an increase in interest rates on our Agency RMBS repurchase borrowings.
Actual prepayments, may cause future premium amortization on our Agency RMBS and resulting yields to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income and resulting yields recognized on our non-Agency RMBS in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended September 30, 2015 and 2014:

Table 6	Three Months Ended September 30, 2015
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average investment balance (2)	$1,993,871	$1,454,870	$169,059	$3,617,800
Total interest income	$14,823	$22,359	$3,832	$41,014
Weighted average CPR	7.4%	6.3%	6.5%	5.7%
Yield on average assets	2.97%	6.15%	9.07%	4.53%
Average balance of associated repurchase agreements	$1,805,455	$1,149,654	$92,702	$3,047,811
Average balance of securitized debt (3)	$—	$—	$24,708	$24,708
Total interest expense	$1,906	$5,347	$955	$8,208
Average cost of funds (4) (5)	0.42%	1.86%	3.25%	1.07%
Net interest income	$12,917	$17,012	$2,877	$32,806
Net interest rate spread	2.55%	4.29%	5.82%	3.46%
Total interest expense including net interest cost of Swaps (6)	$6,649	$5,347	$1,086	$13,082
Effective cost of funds (6)	1.47%	1.86%	3.70%	1.70%
Net interest income including net interest cost of Swaps	$8,174	$17,012	$2,746	$27,932
Effective net interest rate spread (6)	1.50%	4.29%	5.37%	2.83%

	Three Months Ended September 30, 2014
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,146,535	$1,366,642	$98,978	$3,612,155
Total interest income	$16,563	$20,108	$1,871	$38,542
Yield on average assets	3.09%	5.89%	7.56%	4.27%
Average balance of associated repurchase agreements	$1,890,885	$1,078,454	$29,131	$2,998,470
Average balance of securitized debt (3)	$—	$—	$36,500	$36,500
Total interest expense	$1,629	$5,541	$538	$7,708
Average cost of funds (4) (5)	0.34%	2.01%	3.21%	0.99%
Net interest income	$14,934	$14,567	$1,333	$30,834
Net interest rate spread	2.75%	3.88%	4.35%	3.28%
Total interest expense including net interest cost of Swaps (6)	$6,617	$5,541	$678	$12,836
Effective cost of funds (6)	1.37%	2.01%	4.04%	1.65%
Net interest income including net interest cost of Swaps	$9,946	$14,567	$1,193	$25,706
Effective net interest rate spread (6)	1.72%	3.88%	3.52%	2.62%

(1)	Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid principal balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

As of September 30, 2015, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to three months with haircut requirements ranging from 3.0% to 5.0% and financing rates from 0.40% to 0.53%; our repurchase agreement borrowings collateralized by non-Agency RMBS and other investment securities had initial terms of up to twenty four months with haircut requirements ranging from 10.0% to 45.0% and financing rates from 1.20% to 2.69%. (The “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount.)

The following table presents the cost of funds and effective cost of funds for our repurchase agreement borrowings by type of collateral pledged for the periods presented:

Table 7	Three Months Ended September 30,
	2015		2014
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.42%	1.47%	0.34%	1.37%
Non-Agency RMBS and other credit investments(2)	1.86	1.86	2.01	2.01
Securitized mortgage loans(3)	3.25	3.70	3.21	4.04
Total	1.07%	1.70%	0.99%	1.65%

(1)
The effective cost of funds for the periods presented includes interest expense for the periods and the net interest component for Swaps during the periods of $4,874 and $5,128, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

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

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the periods presented:

Table 8	Three Months Ended September 30,
Components of Gain/(Loss) on Derivative Instruments	2015	2014
Net interest (payments/accruals) on Swaps(1)	$(4,874)	$(5,128)
Losses on the termination and expiration of Swaptions, net(1)	(1,863)	(6,505)
Losses on settlement of TBA Contracts, net(1)	(2,526)	—
Change in fair value of Swaps(2)	(21,558)	8,055
Change in fair value of Swaptions, net(2)	(9,598)	4,379
Change in fair value of TBA Contracts(2)	(726)	—
Total	$(41,145)	$801

(1)	Amounts are realized.

(2)	Amounts are unrealized.
We expect that changes in the fair value of our net derivative instruments will generally move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates, which occurred during the three months ended September 30, 2015. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at September 30, 2015 and December 31, 2014, see Note 11 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)

The following table presents the notional amount and estimated fair value for each of our derivative instrument types at September 30, 2015 and December 31, 2014:

Table 9	September 30, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$957,000	$9,543
Swaptions - assets	1,100,000	1,633	1,250,000	1,555
Swaptions - (liabilities)	200,000	(3,924)	—	—
Swaps - (liabilities)	1,687,000	(21,671)	730,000	(8,949)
Long TBA Contracts - assets	—	—	100,000	544
Short TBA Contracts - (liabilities)	125,000	(820)	—	—
Total derivative instruments, net	$3,112,000	$(24,782)	$3,037,000	$2,693
The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Three Months Ended September 30, 2015
Effective interest expense	$6,649	$5,347	$1,086	$13,082
Effective cost of funds	1.47%	1.86%	3.70%	1.70%
Effective net interest income	$8,174	$17,012	$2,746	$27,932
Effective net interest rate spread	1.50%	4.29%	5.37%	2.83%
Three Months Ended September 30, 2014
Effective interest expense	$6,617	$5,541	$678	$12,836
Effective cost of funds	1.37%	2.01%	4.04%	1.65%
Effective net interest income	$9,946	$14,567	$1,193	$25,706
Effective net interest rate spread	1.72%	3.88%	3.52%	2.62%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended September 30, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended September 30, 2014.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the three months ended September 30, 2015, as we identified attractive investment opportunities in residential credit investment securities, we sold certain Agency RMBS and non-Agency RMBS, reinvesting such net sale proceeds in Agency Risk Sharing Securities, SBC-MBS and SBA-IO, we also continued to reinvest in Agency and non-Agency RMBS. During the three months ended September 30, 2015 and 2014, we sold Agency RMBS of $194,699 and $129,870, respectively, realizing net gains/(losses) of $(727) and $2,050, respectively, and sold non-Agency RMBS of $100,384 and $2,253, respectively, realizing net gains of $4,058 and $531, respectively. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may continue to sell Agency and/or certain non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by subprime and other credit sensitive mortgage loans, targeting securities at or near the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, mortgage loan pools, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. As described above in “Recent Market Conditions and our Strategy,” we experienced declines in the value of our non-Agency RMBS and hedging instruments that resulted in unrealized losses during the three months ending September 30, 2015.
The following table presents amounts related to realized gains and losses, OTTI recognized and changes in estimated fair value of our assets and liabilities carried at fair value for the three months ended September 30, 2015 and September 30, 2014:

Table 11	Three Months Ended September 30,
	2015	2014
Realized gain/(loss) on sale of Agency RMBS, net	$(727)	$2,050
Realized gain on sale of non-Agency RMBS, net	4,058	531
Unrealized gain/(loss) on Agency RMBS, net	15,233	(8,752)
Unrealized (loss) on non-Agency RMBS, net	(15,072)	(4,402)
Realized (loss) on derivatives, net (1)	(9,263)	(11,633)
Unrealized gain/(loss) on derivatives, net	(31,882)	12,434
Unrealized (loss) on other investment securities	(3,014)	(101)
Unrealized (loss) on securitized mortgage loans, net	(576)	(650)
Unrealized gain on securitized debt	172	67
Other-than-temporary impairments recognized	(7,088)	(3,817)
Total	$(48,159)	$(14,273)

(1)	Realized losses on derivatives include net interest payments/accruals on Swaps, net losses on the termination and expiration of Swaptions and net losses on the settlement of TBA Contracts.
Expenses
General and Administrative Expenses: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $3,705 and $2,925 for the three months ended September 30, 2015 and 2014, respectively. The increase in our expenses during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily reflects our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect to incur costs for associated legal work, due diligence, contract finance, credit analysis and asset surveillance.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $2,667 and $2,800 for the three months ended September 30, 2015 and 2014, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 13(a) to the consolidated financial statements included under Item 1 of this quarterly report Form 10-Q.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015, we had a net loss of $(10,401), or $(0.65) per basic share and diluted share, compared to net income of $82,761, or $2.25 per basic and diluted share, for the nine months ended September 30, 2014. Our results of operations for the nine months ended September 30, 2015 were significantly impacted by declines in the value of our investment portfolio and derivatives. (See “Recent Market Conditions and Our Strategy during the Quarter Ended September 30, 2015,” above.)
Net Interest Income
Our net interest income was $97,654 for the nine months ended September 30, 2015 compared to $92,377 for the comparative period in 2014. For the nine months ended September 30, 2015 and September 30, 2014, we earned interest income of $121,927 and $114,863, respectively, and incurred interest expense of $24,273 and $22,486, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher earnings and borrowing expense reflects the increase in our investments and associated borrowings for the current nine month period compared to the nine months ended September 30, 2014. (See Tables 12 and 13 below.) Borrowings collateralized by Agency RMBS have lower funding rates than borrowings collateralized by our other investment securities. At September 30, 2015, we had securitized debt with a contractual balance of $21,351 with a fixed stated interest rate of 4.00%.
For the nine months ended September 30, 2015, we had average debt-to-equity of 4.06 times, compared to 3.75 times for the nine months ended September 30, 2014. This increase in leverage reflects the use of additional leverage on our Agency and non-Agency RMBS. Our interest rate spread and net interest margin were 3.28% and 3.49% for the nine months ended September 30, 2015, respectively, compared to 3.31% and 3.43%, respectively, for the nine months ended September 30, 2014.
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 12, 21 and 22 below.)
Our yield on Agency RMBS for the nine months ended September 30, 2015 decreased to 2.96% compared to 3.05% for nine months ended September 30, 2014. This decrease primarily reflects our migration to Agency RMBS backed by ARMs and lower coupon fixed rate bonds since the second quarter of 2014. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the nine months ended September 30, 2015 and 2014:

Table 12
	Nine Months Ended September 30, 2015
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,126,641	$1,451,581	$153,216	$3,731,438
Total interest income	$47,173	$64,949	$9,805	$121,927
Yield on average assets	2.96%	5.97%	8.88%	4.29%
Average balance of associated repurchase agreements	$1,941,319	$1,139,657	$92,585	$3,173,561
Average balance of securitized debt	$—	$—	$28,213	$28,213
Total interest expense	$5,668	$15,951	$2,654	$24,273
Average cost of funds (3) (4)	0.39%	1.87%	2.93%	1.01%
Net interest income	$41,505	$48,998	$7,151	$97,654
Net interest rate spread	2.57%	4.10%	5.95%	3.28%
Total interest expense including net interest cost of Swaps	$20,024	$15,951	$3,055	$39,030
Effective cost of funds	1.38%	1.87%	3.37%	1.63%
Net interest income including net interest cost of Swaps	$27,149	$48,998	$6,750	$82,897
Effective net interest rate spread (5)	1.58%	4.10%	5.51%	2.66%
(Tables and notes continued on next page.)

(Tables and notes continued.)

Table 13
	Nine Months Ended September 30, 2014
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,191,119	$1,257,144	$102,420	$3,550,683
Total interest income	$50,077	$58,742	$6,044	$114,863
Yield on average assets	3.05%	6.23%	7.87%	4.31%
Average balance of associated repurchase agreements	$1,900,722	$999,697	$28,599	$2,929,018
Average balance of securitized debt	$—	$—	$39,136	$39,136
Total interest expense	$5,204	$15,588	$1,694	$22,486
Average cost of funds (3) (4) (5)	0.36%	2.06%	3.30%	1.00%
Net interest income	$44,873	$43,154	$4,350	$92,377
Net interest rate spread	2.69%	4.17%	4.57%	3.31%
Total interest expense including net interest cost of Swaps	$19,789	$15,588	$2,107	$37,484
Effective cost of funds	1.37%	2.06%	4.10%	1.67%
Net interest income including net interest cost of Swaps	$30,288	$43,154	$3,937	$77,379
Effective net interest rate spread (5)	1.68%	4.17%	3.77%	2.64%

(1)
Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the quarter ended September 30, 2015. Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended September 30, 2014.

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

Swaps and Swaptions
While we view that our net Swaps and Swaption positions will serve as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” below and Note 11 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the nine months ended September 30, 2015 and September 30, 2014. (See Tables 21 and 22 below.)

Table 14
Nine Months Ended September 30, 2015	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (6)	Total
Effective interest expense	$20,024	$15,951	$3,055	$39,030
Effective cost of funds	1.38%	1.87%	3.37%	1.63%
Effective net interest income	$27,149	$48,998	$6,750	$82,897
Effective net interest rate spread	1.58%	4.10%	5.51%	2.66%
Nine Months Ended September 30, 2014
Effective interest expense	$19,789	$15,588	$2,107	$37,484
Effective cost of funds	1.37%	2.06%	4.10%	1.67%
Effective net interest income	$30,288	$43,154	$3,937	$77,379
Effective net interest rate spread	1.68%	4.17%	3.77%	2.64%

(1)
Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, SBA-IO and other investments for the quarter ended September 30, 2015. Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments for the quarter ended September 30, 2014.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses)
During the nine months ended September 30, 2015 and 2014, we sold Agency RMBS of $1,581,754 and $744,437, respectively, realizing net gains/(losses) of $(542) and $(19,266), respectively, and sold non-Agency RMBS of $273,316 and $13,562, respectively, realizing net gains of $7,882 and $11,500, respectively. From time to time we sell certain securities to balance our portfolio in light of current and anticipated market conditions. In addition, as we find attractive investment opportunities in non-Agency RMBS and whole loans and mortgage-related assets, we may sell additional Agency RMBS to fund such purchases. With respect to non-Agency RMBS, we continue to emphasize investment in securities backed by subprime and other credit sensitive mortgage loans, targeting securities at or near the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and given that we do not apply hedge accounting, our derivatives are carried at fair value. As a result, we record the change in estimated fair value of each of these instruments in earnings.

The following table presents amounts related to realized gains and losses, OTTI recognized and changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, other investment securities and derivative instruments, all of which are included in our consolidated statements of operations, for the nine months ended September 30, 2015 and September 30, 2014:

Table 15	Nine Months Ended
	September 30, 2015	September 30, 2014
Realized (loss) on sale of Agency RMBS, net	$(542)	$(19,266)
Realized gain on sale of non-Agency RMBS, net	7,882	2,965
Realized gain on sale on other investment securities, net	102	—
Unrealized gain/(loss) on Agency RMBS, net	(503)	82,959
Unrealized gain/(loss) on non-Agency RMBS, net	(25,822)	11,240
Realized (loss) on derivatives, net (1)	(31,156)	(42,771)
Unrealized (loss) on derivatives, net (2)	(24,047)	(20,751)
Unrealized gain/(loss) on other investment securities	(5,583)	75
Unrealized gain/(loss) on securitized mortgage loans, net	(110)	2,440
Unrealized gain/(loss) on securitized debt	1,186	(287)
Other-than-temporary impairments recognized	(9,860)	(8,933)
Total	$(88,453)	$7,671

(1)
For the nine months ended September 30, 2015 and September 30, 2014 amounts include net interest payments (made)/received, including accrued amounts, of $(14,758) and ($14,998), respectively, associated with our Swaps, $(11,895) and $(20,617), respectively, of realized losses on terminations and expirations of Swaptions and $(4,503) and $(7,156), respectively, of (losses) on settlement of Short TBA Contracts, respectively.

(2)
For the nine months ended September 30, 2015 and September 30, 2014, we recognized net unrealized gains/(losses) of $(22,265) and ($18,113), respectively, related to the change in fair value of our Swaps, $(417) and ($1,888), respectively, related to the change in fair value of our Swaptions and $(1,365) and ($750), respectively, related to the change in fair value of our Short TBA Contracts, respectively.

Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $11,210 and $8,941 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase in our general and administrative expenses was primarily driven by costs incurred in connection with the pool of mortgage loans we purchased in March 2015. While these costs are expensed when incurred under GAAP, we consider such costs in assessing the total return on our investment. The remaining increases in our expenses primarily reflect our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect to incur costs for associated legal work, due diligence, contract finance, credit analysis and asset surveillance.
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $8,349 and $8,360 for the nine months ended September 30, 2015 and September 30, 2014, respectively.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 13(a) to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2014 through September 30, 2015:

Table 16
Declaration Date	Record Date	Payment Date	Dividend per Share
September 17, 2015	September 30, 2015	October 30, 2015	$0.50
June 17, 2015	June 30, 2015	July 31, 2015	$0.50
March 19, 2015	March 31, 2015	April 30, 2015	$0.50
December 18, 2014	December 31, 2014	January 30, 2015	$0.50
September 17, 2014	September 30, 2014	October 31, 2014	$0.50
June 19, 2014	June 30, 2014	July 31, 2014	$0.50
March 13, 2014	March 31, 2014	April 30, 2014	$0.50
As a REIT we are required to distribute at least 90% of our annual net taxable income. As of December 31, 2014, for tax purposes we had non-deductible net capital losses of approximately $84 million which may be carried forward and applied against future net capital gains, of which approximately $20 million may be carried forward five years and approximately $64 million may be carried forward four years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains would first be reduced by capital loss carryforward amounts. In addition, as of September 30, 2015, we had estimated net deferred tax gains from terminated Swaps of $17.1 million and estimated net deferred tax losses from terminated Swaptions of $25.1 million which will be amortized into future ordinary taxable income over the remaining terms of the underlying Swaps.
The following table presents cash dividends we declared on our common stock for the quarterly periods presented:

Table 17
Declaration Date	Record Date	Payment Date	Dividend per Share
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
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
Our primary sources of cash for the nine months ended September 30, 2015 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio. We expect that in the future, subject to market conditions, that we may issue additional shares of our common stock, other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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
Stock Repurchase Plan
On November 6, 2013, our Board of Directors authorized the Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by our board of directors at any time and without prior notice. Through September 30, 2015, we repurchased 360,800 shares of common stock at an average cost per share of $13.86. At September 30, 2015, $45,000 of common stock remained authorized for future share repurchases under the Repurchase Program.
Investing Activity
During the nine months ended September 30, 2015, we (i) invested $1,399,299 in Agency pass-through RMBS at a weighted average purchase price of 106.4% of par value, $74,190 in Agency IOs, $15,789 in Agency Inverse IO, $205,086 in non-Agency RMBS with a weighted average purchase price of 91.9% of par value, $161,944 in other investment securities and $25,131 associated with our Seller Financing Program; (ii) received prepayments and scheduled amortization of $153,047 for Agency RMBS, $134,001 for non-Agency RMBS and $20,911 associated with our Seller Financing Program; and (iii) sold Agency RMBS of $1,521 realizing aggregate net gains of $849 and sold $273,316 of non-Agency RMBS realizing gains of $7,882.
We receive interest-only payments with respect to the notional amount of Agency IO, Agency Inverse IO, and SBA-IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of assets. Unlike Agency RMBS, the market prices of an IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO with an aggregate notional balance of $565,199, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the nine months ended September 30, 2015, we sold $56,125 of Agency IO and Agency Inverse IO securities, realizing an aggregate net gains of $263.
As of September 30, 2015, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 82.8% of par as of September 30, 2015 and December 31, 2014. (For additional information about our RMBS portfolios as of September 30, 2015, see Note 4 to the consolidated financial statements included under Item 1 of this quarterly report on Form 10-Q.)

Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS, non-Agency RMBS and other investment securities with such securities pledged as collateral to secure such borrowings. At September 30, 2015, we had outstanding repurchase agreement borrowings with 18 counterparties totaling $3,011,025. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of September 30, 2015, we had master repurchase agreements with 24 counterparties and as a matter of routine business we may have discussions with other financial institutions in order to potentially increase repurchase agreement capacity.
The following table presents certain information about our borrowings for the periods presented:

Table 18
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
September 30, 2015	$3,047,811	$3,011,025	$3,071,188	$24,708	$21,351	$24,730
June 30, 2015	$3,215,482	$3,177,679	$3,240,446	$28,582	$25,828	$28,883
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026
December 31, 2014	$3,178,580	$3,402,327	$3,402,327	$34,176	$33,098	$34,519
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

The following table presents information+ about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 19
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
September 30, 2015
Agency RMBS repurchase borrowings	$1,809,868	$1,900,594	0.42%	1.47%
Non-Agency RMBS and other investment securities repurchase borrowings	1,109,399	1,434,741	1.86	1.86
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	91,758	125,948	2.61	3.18
Total repurchase borrowings	3,011,025	3,461,283	1.04	1.68
Securitized debt (4)	21,351	93,751	4.97	4.97
Total	$3,032,376	$3,555,034	1.07%	1.70%
June 30, 2015
Agency RMBS repurchase borrowings	$1,868,994	$1,955,767	0.38%	1.35%
Non-Agency RMBS and other investment securities repurchase borrowings	1,215,083	1,577,653	1.82	1.82
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	93,602	128,933	2.76	3.33
Total repurchase borrowings	3,177,679	3,662,353	0.97	1.57
Securitized debt (4)	25,828	98,223	4.60	4.60
Total	$3,203,507	$3,760,576	1.00%	1.60%
March 31, 2015
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS and other investment securities repurchase borrowings	1,134,211	1,492,830	1.88	1.88
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	94,868	130,672	2.15	3.08
Total repurchase borrowings	3,303,385	3,815,793	0.93	1.52
Securitized debt (4)	29,240	101,261	4.69	4.69
Total	$3,332,625	$3,917,054	0.96%	1.58%
September 30, 2014
Agency RMBS repurchase borrowings	$1,934,669	$2,022,839	0.34%	1.37%
Non-Agency RMBS and other investment securities repurchase borrowings	1,112,962	1,486,250	2.01	2.01
Securitized mortgage loans repurchase borrowings (3)	29,177	48,036	1.88	3.76
Total repurchase borrowings	3,076,808	3,557,125	0.95	1.62
Securitized debt (4)	34,947	106,947	4.27	4.27
Total	$3,111,755	$3,664,072	0.99%	1.65%
June 30, 2014
Agency RMBS repurchase borrowings	$1,905,783	$2,029,915	0.36%	1.41%
Non-Agency RMBS and other investment securities repurchase borrowings	1,057,637	1,390,446	2.07	2.07
Securitized mortgage loans repurchase borrowings (3)	28,569	48,638	1.88	3.80
Total repurchase borrowings	2,991,989	3,468,999	0.97	1.66
Securitized debt (4)	37,348	109,712	4.36	4.36
Total	$3,029,337	$3,578,711	1.01%	1.69%
March 31, 2014
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS and other investment securities repurchase borrowings	970,044	1,303,098	2.10	2.10
Securitized mortgage loans repurchase borrowings (3)	28,234	47,614	2.06	4.00
Total repurchase borrowings	2,859,344	3,313,248	0.95	1.61
Securitized debt (4)	40,281	110,307	4.23	4.23
Total	$2,899,625	$3,423,555	0.99%	1.65%

(1)
Includes cash collateral pledged for Agency RMBS, non-Agency RMBS and other investment securities. (See Note 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(Notes to table continued on next page.)

(Notes to table continued.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS retained in connection with our securitizations. Non-Agency RMBS associated with our securitizations are eliminated in consolidation with the VIE associated with such securitizations, and we consolidate the mortgage loans held by the securitization trust. (See Notes 5 and 14 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

(4)	Fair value of collateral pledged reflects the fair value of the securitized mortgage loans held by the applicable securitization trust.
With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At September 30, 2015, haircuts ranged from 3.0% to 5.0% for our repurchase borrowings secured by Agency RMBS and 10.0% to 45.0% for repurchase borrowings secured by non-Agency RMBS and other investment securities. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through September 30, 2015. At September 30, 2015, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,146,670 (including securities that are eliminated in consolidation with VIEs) and RMBS held as a component of clearing margin totaled $4,215. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at September 30, 2015, was comprised of $33,557 provided in connection with repurchase borrowings and $36,105 provided in connection with derivative contracts.
Cash Flows and Liquidity for the Nine Months Ended September 30, 2015
Our cash and cash equivalents decreased by $12,591 during the nine months ended September 30, 2015, reflecting $443,150 used by financing activities, $34,807 provided by operating activities and $395,752 provided by investing activities. We held cash and cash equivalents of $101,852 at September 30, 2015. (See “Consolidated Statements of Cash Flows,” included under Item 1 with our consolidated Financial Statements in this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of September 30, 2015:

Table 20
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$2,792,802	$218,223	$—	$—	$3,011,025
Interest on repurchase agreements borrowings (1)	9,252	5,359	—	—	14,611
Total	$2,802,054	$223,582	$—	$—	$3,025,636

(1)
Interest expense is calculated based on the interest rate in effect at September 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 13(a) and 16(b) to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At September 30, 2015, we had securitized debt with a balance of $21,351 (and a fair value of $21,243) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent of the performance of the mortgage loans in the February 2013 Securitization trust, which collateralize such debt.
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
We intend to make regular quarterly dividend distributions to holders of our common stock. U.S. Federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our common stockholders in an amount at least equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. Federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. (See “Variances between
GAAP Income and Taxable Income,” above.)
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
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 21	Three Months Ended
	September 30, 2015		September 30, 2014
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$8,208	1.07%	$7,708	0.99%
Adjustment:
Net interest component of Swaps	4,874	0.63	5,128	0.66
Effective cost of funds	$13,082	1.70%	$12,836	1.65%
Average balance of borrowings	$3,047,811		$3,034,970

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$24,273	1.01%	$22,486	1.00%
Adjustment:
Net interest paid for Swaps	14,757	0.62	14,998	0.67
Effective interest expense/effective cost of funds	$39,030	1.63%	$37,484	1.67%
Average balance of borrowings	$3,173,561		$2,968,154

Table 22	Three Months Ended
	September 30, 2015		September 30, 2014
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$41,014	4.53%	$38,542	4.27%
Less: effective interest expense/effective cost of funds (1)	13,082	1.70	12,836	1.65
Effective net interest income	$27,932	2.83%	$25,706	2.62%
Average balance of interest-earning assets	$3,617,800		$3,612,155

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$121,927	4.29%	$114,863	4.31%
Less: effective interest expense/effective cost of funds (1)	39,030	1.63	37,484	1.67
Effective net interest income	$82,897	2.66%	$77,379	2.64%
Average balance of interest-earning assets	$3,731,438		$3,550,683

(1)	As reconciled above in Table 21.
The following table presents the reconciliation from net income/(loss) allocable to common stockholders to operating earnings:

Table 23	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014
Net income/(loss) allocable to common stockholders	$(25,384)	$7,344	$(21,215)	$71,960
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(3,331)	(2,581)	(7,340)	16,301
Realized (gain) on sale of other investment securities, net	—	—	(102)	—
Unrealized (gain)/loss on RMBS, net	(161)	13,154	26,325	(94,199)
OTTI recognized	7,088	3,817	9,860	8,933
Unrealized (gain)/loss on derivative instruments, net	31,882	(12,434)	24,047	20,751
Unrealized (gain)/loss on securitized mortgage loans, net	576	650	110	(2,440)
Unrealized (gain)/loss on securitized debt	(172)	(67)	(1,186)	287
Unrealized (gain)/loss on other investment securities	3,014	101	5,583	(75)
Non-cash stock-based compensation expense	171	144	967	1,011
Realized loss on Swap and Swaption terminations, net	1,863	6,505	11,895	20,617
Realized loss on TBA Contracts	2,526	—	4,503	7,156
Other	—	(11)	—	52
Tax amortization of (loss) on Swaption terminations and expirations, net	(721)	(250)	(1,779)	(342)
Total adjustments to arrive at operating earnings	42,735	9,028	72,883	(21,948)
Operating earnings	$17,351	$16,372	$51,668	$50,012
Basic and diluted operating earnings per share of common stock	$0.54	$0.51	$1.61	$1.56
Weighted average common shares outstanding- basic (2)	31,947	32,035	32,013	32,024

(1)	Prior presentation is conformed to the current presentation.

(2)	Amounts in thousands.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at September 30, 2015. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 24		Year of Securitization (1)
	2015	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	7	6	13	37	66	62	36	227
Carrying Value/Estimated Fair Value	$50,205	$87,792	$85,600	$238,998	$371,247	$298,085	$108,261	$1,240,188
Amortized Cost	$50,445	$88,045	$74,981	$220,900	$361,780	$290,596	$104,668	$1,191,415
Current Par Value	$50,688	$88,058	$114,536	$298,078	$444,199	$326,006	$117,367	$1,438,932
Carrying Value to Current Par	99.05%	99.70%	74.74%	80.18%	83.58%	91.44%	92.24%	86.19%
Amortized Cost to Current Par	99.52%	99.99%	65.46%	74.11%	81.45%	89.14%	89.18%	82.80%
Net Weighted Average Coupon	3.34%	3.84%	1.51%	0.83%	1.04%	1.54%	2.03%	1.48%
Collateral Attributes:
Weighted Average Loan Age (in months)	110	106	104	113	125	136	156	125
Weighted Average Original Loan-to-Value	99.61%	82.38%	78.47%	78.87%	79.88%	80.49%	81.54%	80.85%
Weighted Average Original FICO	614	564	667	665	660	626	604	640
Performance:
60+ Days Delinquent	36.14%	78.08%	26.50%	25.37%	25.78%	22.62%	24.92%	29.04%
Average Credit Enhancement (2)	31.70%	49.87%	13.05%	22.01%	31.57%	28.15%	24.70%	28.33%
3 Month CRR (3)	3.37%	2.67%	4.82%	4.50%	6.84%	7.09%	6.28%	5.88%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended September 30, 2015.

The following table presents certain characteristics about mortgage loans underlying the February 2013 Securitization at September 30, 2015. All of the mortgage liens underlying the February 2013 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 25	Year of Origination
	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	57	577	13	6	2	655
Current unpaid principal balance	$11,391	$113,408	$2,550	$1,143	$144	$128,636
Loan Attributes:
Weighted average loan age (in months)	90	99	105	122	134	98
Weighted average original loan-to-value	74.08%	80.14%	82.60%	80.69%	100.00%	79.68%
Weighted average original FICO score	603	629	624	609	669	627
Net weighted average coupon rate	6.79%	5.93%	5.21%	5.39%	6.38%	5.98%
Performance:
Current	68.89%	71.41%	72.66%	100.00%	—%	71.39%
30 day delinquent	6.23%	8.64%	—%	—%	—%	8.17%
60 days delinquent	4.23%	2.63%	—%	—%	—%	2.69%
90+ days delinquent	11.73%	9.43%	10.25%	—%	42.63%	9.60%
Bankruptcy/foreclosure	8.92%	7.89%	17.09%	—%	57.37%	8.15%
The following table presents certain characteristics about mortgage loans underlying the March 2015 Securitization at September 30, 2015. All of the mortgage liens underlying the March 2015 Securitization are first liens on residential properties. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 26	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	9	111	146	96	295	660
Current unpaid principal balance	$470	$3,053	$21,144	$25,350	$14,124	$23,284	$87,425
Loan Attributes:
Weighted average loan age (in months)	74	89	99	108	121	154	119
Weighted average original loan-to-value	72.77%	70.86%	80.34%	81.01%	76.46%	83.56%	80.39%
Weighted average original FICO score	518	721	638	620	653	605	627
Net weighted average coupon rate	7.28%	5.02%	5.47%	5.97%	5.22%	6.53%	5.85%
Performance:
Current	—%	79.56%	80.72%	79.50%	85.47%	77.08%	79.70%
30 day delinquent	—%	12.07%	9.41%	11.41%	10.03%	12.98%	11.08%
60 days delinquent	40.70%	—%	2.62%	2.77%	—%	5.54%	3.13%
90+ days delinquent	35.70%	8.37%	5.31%	6.24%	3.08%	0.86%	4.30%
Bankruptcy/foreclosure	23.60%	—%	1.94%	0.08%	1.42%	3.54%	1.79%
At September 30, 2015, our other investment securities included investments in Agency Risk Sharing Securities and SBC-MBS. The performance of our SBC-MBS is based upon the performance of the underlying loans collateralizing the SBC-MBS securitization and the performance of our Agency Risk Sharing securities is based upon the performance of the referenced securities.

The table below presents certain information about the credit characteristics of the underlying referenced mortgage pools or, underlying assets as applicable, associated with the securities presented at September 30, 2015:

Table 27	Risk Sharing Securities-Freddie Mac	Risk Sharing Securities- Fannie Mae	SBC-MBS
Portfolio Characteristics:
Carrying value/estimated fair value	$48,206	$51,532	$59,985
Amortized cost	$49,546	$53,572	$61,950
Current par value	$49,242	$55,287	$70,032
Net weighted average coupon	3.72%	3.77%	0.75%
Collateral Attributes:
Weighted average loan age (in months)	28	24	108
Weighted average original loan-to-value	71.48%	71.84%	59.44%
Weighted average original FICO score	762	757	674
Performance:
60+ days delinquent	0.05%	0.05%	19.24%
Average credit enhancement	1.03%	0.40%	23.68%
The following table presents the fair value of our non-Agency RMBS at September 30, 2015, by original purchase price as a percentage of our par value by year of acquisition:

Table 28	Year of Acquisition
Acquisition Price (1)	2015	2014	2013	2012	2011	Total	Percent of Total
>100%	$5,224	$1,972	$1,708	$—	$—	$8,904	0.7%
100% to 95%	59,125	119,905	17,815	—	—	196,845	15.9
<95% to 85%	65,893	94,062	181,500	27,846	2,945	372,246	30.0
<85% to 75%	8,958	75,962	159,226	59,935	8,371	312,452	25.2
<75% to 65%	4,394	22,740	64,201	80,784	14,595	186,714	15.1
<65%	6,762	7,799	7,798	119,231	21,437	163,027	13.1
Total	$150,356	$322,440	$432,248	$287,796	$47,348	$1,240,188	100.0%

(1)	Prices are expressed as a percentage of par value.
The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at September 30, 2015 based on fair value:

Table 29
Property Location	Percent (1)
California	26.8%
New York	11.1
Florida	8.6
New Jersey	5.2
Texas	4.9
Other (2)	43.4
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.2% of the total.

The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at September 30, 2015:

Table 30
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$884,211	71.3%
Alt-A	156,128	12.6
Option ARMs	199,849	16.1
Total	$1,240,188	100.0%
The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at September 30, 2015:

Table 31
Property Location	Principal Balance	Total Concentration
Florida	$39,417	18.2%
California	37,835	17.5
Maryland	17,931	8.3
Texas	13,824	6.4
New York	12,200	5.6
Other states and the District of Columbia	94,854	44.0
Total	$216,061	100.0%
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS, Inverse IO and Inverse Floater securities and Long TBA Contracts to decrease; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts, if any, Swaps and Swaption contracts to increase. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at September 30, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at September 30, 2015, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 32
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.78%	8.96%
+50	1.37%	5.07%
(50)	(0.61)%	(13.12)%
(100)	(2.03)%	(22.65)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2015. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of September 30, 2015, see Note 9 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk and are required to pledge cash or securities as collateral as part of a margin arrangement in connection with such contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps and Swaptions per counterparty. In the event that a counterparty to one of these contracts were to default on its obligation, we would be exposed to a loss when the amount of cash or securities pledged by us exceeds the unrealized loss on such contracts and to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption contract we purchased cannot perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and could lose the amount by which the Swaption is in-the-money.

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
The following table summarizes our exposure to our repurchase agreements and derivative counterparties at September 30, 2015:

Table 33
	Number of Counter- parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States (2)	8	$1,512,416	$(18,434)	$221,760	5.8%
Canada (3)	2	347,313	—	71,685	1.9
	10	1,859,729	(18,434)	293,445	7.7
Europe: (3)
Germany	1	13,262	—	2,419	0.1%
Switzerland	3	216,119	—	76,535	2.0
United Kingdom	2	76,392	(2,610)	26,894	0.7
Netherlands	1	235,090	—	14,190	0.4
France	1	227,043	—	26,141	0.7
	8	767,906	(2,610)	146,179	3.9
Asia: (3)
Japan	2	383,390	(3,738)	23,552	0.6
Total	20	$3,011,025	$(24,782)	$463,176	12.2%

(1)
Represents the amount of cash and/or securities pledged as collateral to counterparties and associated accrued interest receivable less the aggregate of repurchase agreement borrowings, associated accrued interest payable and unrealized loss on Swaps for each counterparty net of collateral pledged to us, and the net fair value of our Swaptions.

(2)	Includes $3,416 of exposure associated with a Swap that is cleared through a U.S. based clearing house.

(3)
Includes foreign based counterparties as well as U.S. domiciled subsidiaries of such counterparties, as such transactions are generally entered into with a U.S. domiciled subsidiary of such counterparties.

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At September 30, 2015, we had $12,424 outstanding under our warehouse line. If our Seller Financing Program counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 18 counterparties at September 30, 2015. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2015:

Table 34
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Credit Suisse Securities (USA) LLC	A/*/*	$36,123	3	5.1%
UBS(3)	A/A2/*	$40,413	9	5.7%
Royal Bank of Canada(4)	AA-/Aa3/AA	$68,112	2	9.5%
Wells Fargo(5)	AA-/Aa2/AA	$85,250	11	11.9%

(1)
The counterparty rating presented is the long-term issuer credit rating as rated at September 30, 2015 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively. An “*” indicates that no rating was given by the respective rating agency.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with UBS AG, London Branch and UBS Securities, LLC. Counterparty rating is the rating for UBS AG, London Branch which represents $33,412 of total exposure. The remaining exposure is to UBS Securities, LLC which was rated A by Standard & Poor’s Ratings Services at September 30, 2015.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. which represents $30,424 of the total exposure. The remaining exposure is to RBC (Barbados) Trading Bank Corporation which was rated A2 by Moody’s Investor Services, Inc. at September 30, 2015.

(5)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $76,743 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of September 30, 2015.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At September 30, 2015, we had cash and cash equivalents of $101,852, reflecting $40,009 invested in a money market fund and the remainder was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any legal proceedings that could have a material adverse impact on our financial condition or results of operations.

ITEM 1A.	Risk Factors
There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities
The following table sets forth our repurchases of common stock during each of the months in the quarter ended September 30, 2015:
(Dollars in thousands, except per share amounts.)

Period	Total Number of Shares of Common Stock Purchased (1)	Weighted Average Price Paid per Share (2) (3)	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2015 through July 31, 2015	—	$—	—	$50,000
August 1, 2015 through August 31, 2015	202,655	13.86	202,655	47,191
September 1, 2015 through September 30, 2015	158,145	13.86	158,145	45,000
	360,800	$13.86	360,800	$45,000

(1)
On November 6, 2013, we announced that our board of directors approved a stock repurchase program to authorize us to repurchase up to an aggregate of $50,000 of our shares of common stock. This authorization does not have an expiration date and may be suspended or discontinued by our board of directors at any time without prior notice.

(2)	Based on trade date.

(3)	Includes brokerage commissions.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-8 (Registration No. 333-175824).

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

November 9, 2015

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)