Form 10-Q/A
period 2015-09-30
Apollo Residential Mortgage, Inc.
filed 2015-11-12
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Apollo Residential Mortgage, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 9, 2015 (the “Original Filing”) solely to correct the date of the quarterly period covered by the report in Exhibit 32.1 thereto.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing, except as described above.

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

November 12, 2015

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)