Form 10-K
period 2015-12-31
Apollo Residential Mortgage, Inc.
filed 2016-03-04
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35246

APOLLO RESIDENTIAL MORTGAGE, INC.
(Exact name of registrant as specified in its charter)

Maryland	45-0679215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Apollo Global Management, LLC 9 West 57th Street, 43rd Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 515–3200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.00% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value $25.00 mandatory liquidation preference	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $462,689,697, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
On February 29, 2016, the registrant had a total of 31,853,025 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders scheduled to be held on or about June 16, 2016 are incorporated by reference into Part III of this annual report on Form 10-K.

FORWARD-LOOKING INFORMATION
Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries including variable interest entities in which we are the primary beneficiary. The following defines certain of the commonly used terms in this annual report on Form 10-K: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae or the U.S. Small Business Administration or, in the aggregate “Agencies”; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in a referenced index, which index is typically the one month LIBOR; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency-RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to agreements in which a seller finances the sale of property, the buyer agrees to pay the purchase price of the property in monthly installments and legal title to the property is transferred when the terms of the contract are fulfilled; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “IO” refers to securities that have no principal balance and bear interest based on a notional balance; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBA” refers to the U.S. Small Business Administration; “SBA-IO” refers to IO securities issued by the SBA; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes and, once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow the option holder to enter into a Swap with a specified fixed rate at the expiration of the option period; “Swaption Purchase Contracts” refer to Swaptions that we purchase which provide that at expiration of the option period, we may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the Swap notional amount, or (ii) we would receive a cash payment equal to the fair value, (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “Swaption Sale Contracts” refer to Swaptions that we sell which provide that at expiration of the option period, the counterparty to such contract may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable interest rate on the Swap notional amount or (ii) we would make a payment equal to the fair value (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.
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
GENERAL
We were incorporated in Maryland on March 15, 2011 and commenced operations on July 27, 2011. We are structured as a holding company and conduct our business primarily through ARM Operating, LLC and our other operating subsidiaries. We have elected and operate to qualify as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2011. We also operate our business in a manner that we believe will allow us to remain excluded from registration as an investment company under the 1940 Act. We are externally managed and advised by our Manager, an indirect subsidiary of Apollo Global Management, LLC (or Apollo). Founded in 1990, Apollo is a leading global alternative investment manager with a contrarian and value-oriented investment approach, with reported total assets under management of approximately $170.1 billion as of December 31, 2015.
At December 31, 2015, our portfolio was comprised of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related investment securities and other mortgage related investments. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (See “Target Assets,” below.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of December 31, 2015, our derivatives included Swaps, Swaptions and a TBA Contract.
INVESTMENT STRATEGY
We primarily invest in residential mortgage assets throughout the United States. At December 31, 2015, our portfolio was comprised of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related investments. We believe that the continued diversification of our portfolio of assets, our expertise within our target asset classes and the flexibility of our strategy enables us to achieve attractive risk-adjusted returns under a variety of market conditions and economic cycles over time. In the future, we may invest in assets other than our target assets listed below, in each case subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes and our exclusion from registration as an investment company under the 1940 Act. Our board of directors may, without stockholder approval, amend our investment strategy at any time.

The following is a summary of our target assets at December 31, 2015:

Asset Classes	Principal Assets
Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO, Agency Inverse IO, Agency Inverse Floater and Agency principal-only (or, Agency PO) securities.

Non-Agency RMBS and Real Estate Related Asset-Backed Securities
Non-Agency RMBS, which may be comprised of non-investment grade, unrated or highly rated tranches backed by Alt-A mortgage loans, Option ARMs, Subprime mortgage loans and prime mortgage loans, and other real estate related asset-backed securities.

Residential Mortgage Loans
Prime mortgage loans, jumbo mortgage loans, Alt-A mortgage loans, Option ARMs, Subprime mortgage loans or other mortgage-like financing arrangements, including, but not limited to, BFT Contracts. These investments may be performing, sub-performing, re-performing or non-performing.

Other Residential Mortgage-Related Assets
Non-Agency RMBS comprised of interest-only securities (or, non-Agency IO), principal-only securities (or, non-Agency PO), floating rate inverse interest-only securities (or, non-Agency Inverse IO), and floating rate securities, and other Agency and non-Agency RMBS derivative securities, as well as other financial assets, including, but not limited to, common stock, preferred stock and debt of other real estate-related entities, mortgage servicing rights, excess servicing spreads, advances on a warehouse line and mortgage loans to investors in residential properties and residential real estate. In addition, we may own real estate incidental to our financing arrangements associated with such properties.

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
FINANCING STRATEGY
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 4.2 times at December 31, 2015, which reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We primarily use repurchase agreements to finance the acquisition of our investments and, to a lesser extent, we have and expect to continue to use securitizations as a means to finance whole loans. We use interest rate derivatives to serve as an economic hedge against the interest rate risk associated with a portion of our repurchase agreement borrowings and securitized debt.
Repurchase agreements, although legally structured as a sale and repurchase obligation, are financing contracts (i.e., borrowings) under which we pledge our assets, currently comprised of RMBS and other investment securities and cash as collateral. The amount borrowed under a repurchase agreement is limited to a specified percentage of the fair value of the assets pledged as collateral.  The portion of the pledged collateral held by the lender in excess of the amount borrowed under the repurchase agreement is the margin requirement for that borrowing.  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the original transfer price and return price is the cost, or interest expense, of borrowing under a repurchase agreement.  For the substantial majority of our repurchase agreements, we retain beneficial ownership of the pledged collateral, while the lender maintains custody of such collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan, including any accrued interest, and concurrently reacquire custody of the pledged collateral or, with the consent of the lender, we may renew the repurchase financing at the then prevailing market interest rate and terms.  Margin calls pursuant to which a lender may require that we pledge additional securities and/or cash as collateral to secure our borrowings under repurchase financing with such lender are routinely experienced by us when the fair value of our existing pledged collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  In certain circumstances, we also may make margin calls on counterparties when collateral values increase.  To date, we have satisfied all of our margin calls.

We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately 8 to 1 and 10 to 1 and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately 3 to 1. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At December 31, 2015, we had master repurchase agreements with 25 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of December 31, 2015, we had $2,898,347 of borrowings outstanding under our repurchase agreements with 18 counterparties collateralized by $1,769,351 of Agency RMBS and $1,333,337 of non-Agency RMBS (which included $125,125 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with VIEs) and $163,263 of other investment securities. (See Notes 8, 9 and 10 to the consolidated financial statements, included under Item 8 in this annual report on Form 10-K.)
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
Our Swaps and Swaptions are intended to mitigate the effects of increases in our borrowing costs associated with increases in interest rates on a portion of our future repurchase borrowings; in addition, these derivative instruments may also mitigate the impact of increases in interest rates on the value of our Agency RMBS portfolio.
At December 31, 2015, our Swaps had an aggregate notional balance of $1,687,000 with a weighted average fixed-pay rate of 1.43% and a weighted average term to maturity of 3.4 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. (See Note 11 Derivative Instruments to the consolidated financial statements included under Item 8 in this annual report on Form 10-K.)
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
To date, we have not elected to apply hedge accounting pursuant to generally accepted accounting principles in the U.S. (or, GAAP) for our derivatives and, as a result, we record changes in the estimated fair value of such instruments, along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statements of operations.
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
In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters (or, Whistleblower Policy) that set forth procedures by which any “Covered Persons” (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as vendors, clients, stockholders or competitors may also report a good faith complaint regarding such matters under the Whistleblower Policy.
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
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders and could cause the value of our common stock and 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock), to decline.
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
The departure of any of the senior personnel of our Manager, or of a significant number of the investment professionals or partners of Apollo, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we offer no assurance that our Manager will remain the investment manager or that it will continue to have access to its or Apollo’s executive officers and other investment professionals. At December 31, 2015, the term of the Management Agreement with our Manager was to expire on July 27, 2016. Absent certain action by the independent directors of our board of directors, the Management Agreement will continue to automatically renew on each anniversary for a one year term. Given that the independent members of our board of directors did not provide notice of termination in accordance with the terms of the Management Agreement to our Manager within 180 days of the July 27, 2016 renewal date, the Management Agreement was renewed through July 27, 2017. In the future, if the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to continue to execute our business strategy.
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
Our results of operations may be materially affected by conditions in the market for mortgages and mortgage-related assets, including RMBS, as well as the residential real estate market, the financial markets and the economy in general. Continuing concerns about the mortgage market and the real estate market, as well as inflation and deflation concerns, falling energy prices, geopolitical issues, lower growth estimates for emerging markets, unemployment and the availability and cost of credit, have contributed to volatility and uncertain expectations for the economy and markets going forward. In particular, the U.S. residential mortgage market has been severely affected by changes in the lending landscape in recent years and has experienced defaults, credit losses and significant liquidity concerns, and, although the market value of residential real estate has been stabilizing, there is no assurance that these conditions will remain stable or that conditions will not worsen. Further, there has been significant volatility in the price of residential mortgage assets in recent years. All of these factors have impacted investor perception of the risk associated with residential mortgage assets and have a further impact on the value of existing real property and mortgages and new demand for homes and mortgages, which has weighed, and may continue to weigh, heavily on real estate and mortgage prices and performance. Further deterioration of the mortgage and residential real estate markets may affect our ability to identify target assets that will provide us with attractive return opportunities and may cause us to experience losses related to our assets. Declines in the value of our portfolio, or perceived market uncertainty about the value of our assets, would likely make it difficult for us to obtain financing on favorable terms or at all. Our profitability may be materially adversely affected if we are unable to obtain cost-effective financing. An increase in the volatility and deterioration in the broader residential mortgage and RMBS markets as well as the broader financial markets may adversely affect the performance and market value of our assets, which may reduce earnings and, in turn, cash available for distribution to our stockholders. Also, to the extent we invest in mortgage servicing rights (or, MSRs) deterioration of the residential real estate markets could increase delinquencies and defaults on the mortgage loans underlying the MSRs we acquire and increase the cost of servicing mortgage loans. Such increases in servicing costs could adversely affect our results of operations as revenues derived from the MSRs that would otherwise produce income may be diverted to pay servicers additional servicing fees or reimburse servicers for additional expenses from servicing. In addition, as default rates are a component of pricing MSRs, the market value of our MSRs may decrease, thereby decreasing the value we could obtain if we sold the MSRs.
We operate in a competitive market for investment opportunities and future competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities.
A number of entities compete with us in acquiring assets and obtaining financing. In acquiring target assets, we compete with other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. In addition, other REITs with similar asset acquisition objectives, including others that may be organized in the future, compete with us in acquiring assets and obtaining financing. These competitors may be significantly larger than us, may have access to greater capital and other resources or may have other advantages. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our capital stock. Many of our competitors are not subject to the operating constraints associated with REIT qualification or maintenance of our exclusion from registration as an investment company under the 1940 Act. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will continue to be able to identify and make investments that are consistent with our investment objectives.
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
The U.S. Government, the U.S. Federal Reserve (or, the Federal Reserve), the U.S. Treasury (or, the Treasury), the SEC and other governmental and regulatory bodies have taken or are taking various actions in an effort to address the underlying causes of, and to contain the fallout from the global financial crisis of 2007 and 2008. For example, on July 21, 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (or, the Dodd-Frank Act) was signed into law. The Dodd-Frank Act places restrictions on residential mortgage loan originations and servicing and impacts the asset-backed securitization markets, including the RMBS market, most notably by imposing credit risk retention requirements (or, Risk Retention Rules) on securitizers, which were finalized by various rule making regulators in October 2014, with an effective date of December 24, 2015 for RMBS. The Dodd-Frank Act also imposes requirements on originators to make reasonable, good faith determinations regarding a consumer’s ability to repay a loan, subject to certain exceptions for qualified mortgages. The qualified mortgage rules issued and adopted by the Consumer Financial Protection Bureau (or, the CFPB) became effective in January 2014. The Dodd-Frank Act also imposes certain requirements on the servicing of residential mortgage loans, and the rules issued and adopted by the CFPB implementing these aspects of the Dodd-Frank Act became effective in January 2014. These and many other aspects of the Dodd-Frank Act are subject to rule making and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries.
The Dodd-Frank Act also created a new regulator, the CFPB, which now oversees many of the core laws that regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. In addition to the qualified mortgage rules and the servicing rules described above, we cannot predict what actions, if any, that the CFPB will take in the mortgage markets, nor what the impact of such actions will be on the mortgage markets or our results of operations, financial condition and business. In addition to the foregoing, the U.S. Government, Federal Reserve, Treasury and other governmental and regulatory bodies such as the Financial Stability Oversight Council, a panel comprising top U.S. financial regulators, may scrutinize or seek to implement changes to regulation which could in recent years negatively impact mortgage REITs, such as ourselves. For example, in recent years, a number of local governmental authorities have considered eminent domain as one of several potential alternatives to help resolve housing finance challenges. This type of legislation and action could have a severe negative impact on the mortgage markets and may introduce risks that are difficult, if not impossible, to quantify. There is no certainty as to whether any governmental bodies will take steps to acquire any mortgage loans under such programs, or ultimately pass other legislation that will affect the mortgage markets.

Such eminent domain programs would authorize governmental authorities to acquire certain mortgage loans by voluntary purchase or eminent domain and to modify those mortgage loans to allow homeowners to continue to own and occupy their homes, irrespective of whether the mortgage loans are actually in default or foreclosure. No such eminent domain programs have become operational, but there can be no assurance that jurisdictions will not take steps to acquire mortgage loans under an eminent domain program (or other programs or initiatives) in the future and what purchase price would be paid for any such mortgage loans.
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
The U.S. Government, through the Federal Reserve, the Federal Housing Administration (or, FHA), and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (which provides homeowners with assistance in avoiding residential mortgage loan foreclosures through loan modifications), the Hope for Homeowners Program (which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures) and the Home Affordable Refinance Program (or, HARP) (which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed rate mortgages). A number of these homeowners assistance programs have been enhanced or expanded since their inception. In addition, current administration officials and certain members of the U.S. Congress from time to time have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications are more likely to be used when borrowers are less able to refinance or sell their homes due to market conditions and when the potential recovery from a foreclosure is reduced due to lower property values. A significant number of loan modifications could result in a material reduction in cash flows to the holders of mortgages or mortgage securities on an ongoing basis. Amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the assets that we intend to acquire and the assets we currently hold.
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
If Agency participation in the mortgage market were reduced or eliminated, or their structures were to change, our ability to acquire Agency RMBS could be adversely affected. These developments could also materially and adversely impact our then existing Agency RMBS portfolio. We could be negatively affected in a number of ways depending on the manner in which related events unfold for the Agencies. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (e.g., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional Agency RMBS and our then existing Agency RMBS could be materially and adversely impacted. A reduction in the supply of Agency RMBS could also negatively affect the pricing of our existing Agency RMBS. We rely on our Agency RMBS (as well as other assets) as collateral for our financings under our repurchase agreement borrowings. Any decline in their value, or perceived market uncertainty about their value, may make it more difficult for us to obtain financing on our Agency RMBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from Agency RMBS, thereby tightening the spread between the interest we earn on our Agency RMBS and the cost of financing those assets, and may increase the prices of Agency RMBS, thereby lowering the yields we would expect to receive on Agency RMBS that we purchase. In March 2013, the U.S. Federal Housing Finance Agency announced that it would establish a new institutional body, which later became known as the Federal Mortgage Insurance Corporation (or, FMIC), to replace Fannie Mae and Freddie Mac once they wind down operations. In 2013 and 2014, members of Congress proposed draft bills that would phase out Fannie Mae and Freddie Mac over a specified period of time, including one proposal where the FMIC would be modeled after the Federal Deposit Insurance Corporation (or, FDIC) and provide catastrophic reinsurance in the secondary market for mortgage-backed securities (or, MBS), and also take over multi-family guarantees. While prospects for passage are uncertain, these legislative measures underscore the potential change to the Agencies. Future legislation affecting the Agencies may create market uncertainty and have the effect of reducing the actual or perceived credit quality of the Agencies and the securities issued or guaranteed by them. As a result, such laws could increase the risk of loss on our investments in Agency RMBS. It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade relative to benchmark interest rates and other securities. All of the foregoing could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
The elimination or reduction of the mortgage-interest tax deduction could negatively affect the U.S. housing market.
Various tax reform proposals continue to circulate in Congress, some of which would change the manner in which home interest deductions are treated. It is unclear whether any of the pending tax reform proposals will be enacted, either piecemeal as revenue raisers or as part of a more comprehensive package of tax reforms. Elimination or further restrictions on the mortgage-interest tax deduction could negatively affect the U.S. housing market or the market value of mortgage loans.
Past and potential future credit rating downgrades of the United States and certain European countries and lower economic growth forecasts for emerging markets and China may materially adversely affect our business, liquidity, financial condition and results of operations.
Financial markets have been and continue to be affected by concerns over U.S. fiscal policy. Although the U.S. government passed legislation at the beginning of 2013 averting the so-called ‘‘fiscal cliff’’ (which, in the absence of such legislation, would have resulted in automatic tax increases and spending cuts at the end of 2012), uncertainty could reemerge relating to the stability of the U.S. fiscal and budgetary policy. This uncertainty, together with issues relating to sovereign debt conditions in Europe and lower economic growth forecasts in emerging markets, continue to contribute to the possibility of additional economic slowdowns and/or credit rating downgrades. The impact of U.S. fiscal uncertainty, or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, or the impact of the recent crisis in Europe with respect to the ability of certain countries to continue to service their sovereign debt obligations or the impact of reduced growth forecasts for emerging markets and China, is inherently unpredictable and could adversely affect U.S. and global financial markets and economic conditions. In addition, any further acceleration of these conditions may have an adverse impact on fixed income markets, which in turn could cause our net income to decline or have a material adverse effect on our financial condition.
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
In addition, certain of our derivative instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there may be no requirements with respect to segregation of customer funds and positions. In addition, the hedging transactions must comply with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although we generally seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
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
Changes in interest rates are a key driver of the performance of MSRs and excess MSRs since the values of such assets are highly sensitive to changes in interest rates. Excess MSRs are interests in MSRs, representing a portion of the fee paid to mortgage servicers. The fee that a mortgage servicer is entitled to receive for servicing a pool of mortgages generally exceeds the reasonable compensation that would be charged in an arm’s-length transaction. For example, Fannie Mae and Freddie Mac generally require mortgage servicers to be paid a minimum servicing fee that significantly exceeds the amount a servicer would charge in an arm’s-length transaction. The portion of the fee in excess of what would be charged in an arm’s-length transaction is commonly referred to as the excess mortgage servicing fee. Historically, the value of MSRs and excess MSRs has generally increased when interest rates rise and generally decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect us and/or could adversely affect us.

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
We have acquired, and expect to continue to acquire, Alt-A, Subprime mortgage loans and Option ARMs and invest in non-Agency RMBS backed by collateral pools that contain these types of mortgage loans, as well. Subprime mortgages may have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans” and as a result include mortgage loans made to borrowers having imperfect or impaired credit histories, mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, Alt-A, Subprime mortgage loans and Option ARMs have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with Alt-A and Subprime mortgage loans, the performance of RMBS backed by Alt-A and Subprime mortgage loans that we may acquire could be correspondingly adversely affected, which could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
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
A significant number of the mortgages collateralizing our RMBS may be concentrated in certain geographic areas. For example, with respect to our non-Agency RMBS portfolio, we have significantly higher exposure in California, New York, Florida, New Jersey and Texas. Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis and continue to experience challenging economic and real estate conditions. Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our non-Agency RMBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. For example, a prolonged period of low oil prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas, North Dakota and California. A significant portion of our non-Agency RMBS portfolio consists of loans originated in California and Texas and accordingly, a prolonged period of low oil prices could adversely impact the economy of such states and accordingly the ability of borrowers in such states to repay their mortgage loans. This, in turn, could increase the risk of delinquency, default and foreclosure on real estate collateralizing our non-Agency RMBS in affected areas. This may then materially adversely affect our credit loss experience on our non-Agency RMBS in such areas if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.
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
The assets in our investment portfolio are comprised of securities that trade in a market that may experience periods of illiquidity or market dislocation. We value our investments at fair value, as defined by GAAP, which valuations may from time to time, require us to use assumptions that may not be observable in the marketplace, particularly in periods of market dislocation or illiquidity for such investments. Our assumptions could cause our estimate of value for our investments to be subjective, with the fair value of such investments differing materially from the values in a liquid market. There can be no assurance that the values that we arrive at for our investments can be realized upon the sale of such investments in the marketplace, due both to the potential subjectivity of our valuations and the fact that market values of our investments can be become very volatile depending on market conditions and the performance of certain investments.
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
Assets we hold in connection with our Seller Financing Program are concentrated primarily in the southeastern U.S. Any event that adversely affects the economy or real estate values in these markets could have a disproportionately adverse effect on our ability to collect amounts due on our warehouse line receivable as well as our returns on investments associated with our Seller Financing Program. We currently do not have access to financing for assets held under our Seller Financing Program.
We have significant credit and counterparty risks associated with our warehouse line receivables and the creditworthiness of our warehouse borrower counterparty.
We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by it to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the contract/mortgage. We could experience losses associated with our warehouse line receivables should our Seller Financing Program counterparty seek to cancel our agreement and/or default on the warehouse line, as we may have difficulty in taking possession of the properties and completing property improvements necessary to market the homes for sale. The warehouse line is collateralized by a pledge of the ownership interest in the equity of the warehouse counterparty which holds title to the real estate properties.
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
Homeowner association super priority liens may take priority over mortgage liens, which could impact the value of the properties that we may acquire of the properties underlying our investments.
In some jurisdictions it is possible that the first lien of a mortgage may be extinguished by super priority liens of homeowners associations (or, HOAs), potentially resulting in a loss of the outstanding principal balance of the mortgage loan. In a number of states, HOA or condominium association assessment liens can take priority over first lien mortgages in certain circumstances. The number of these so called superlien jurisdictions has increased in the past few decades and may increase further. Recent rulings by the highest courts in Nevada and the District of Columbia have held that the superlien statute provides the HOA or condominium association with a true lien priority rather than a payment priority from the proceeds of the sale, creating the ability to extinguish the existing senior mortgage and greatly increasing the risk of losses on mortgage loans secured by homes whose owners fail to pay HOA or condominium fees.
If an HOA, or a purchaser of an HOA superlien, completes a foreclosure in respect of an HOA superlien on a mortgaged property, the related mortgage loan may be extinguished. In those circumstances, a loan owner could suffer a loss of the entire principal balance of such mortgage loan. A servicer might be able to attempt to recover, on an unsecured basis, by suing the related mortgagor personally for the balance, but recovery in these circumstances will be problematic if the related mortgagor has no meaningful assets against which to recover.
If properties that we may acquire or the properties underlying our investments suffer such losses, it could have a material adverse effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.
Special assessments and energy efficiency liens may take priority over mortgage liens, which could impact the value of the properties that we may acquire or the properties underlying our investments.
Mortgaged properties securing mortgage loans may be subject to the lien of special property taxes and/or special assessments. These liens may be superior to the liens securing the mortgage loans, irrespective of the date of the mortgage. In some instances, individual mortgagors may be able to elect to enter into contracts with governmental agencies for Property Assessed Clean Energy (or, PACE) or similar assessments that are intended to secure the payment of energy and water efficiency and distributed energy generation improvements that are permanently affixed to their properties, possibly without notice to or the consent of the mortgagee. These assessments may also have lien priority over the mortgages securing mortgage loans. No assurance can be given that a mortgaged property so assessed will increase in value to the extent of the assessment lien. Additional indebtedness secured by the assessment lien would reduce the amount of the value of a mortgaged property available to satisfy the affected mortgage loan.
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
In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of our common stock. The Articles Supplementary for our Preferred Stock prohibit any stockholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding Preferred Stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors have established exemptions from the ownership limits which permit that: (i) Apollo and certain of its affiliates to collectively hold up to 25% of our common stock; (ii) certain private fund investors to collectively hold (a) up to the greater of 1,540,500 shares of our common stock or 15% of our common stock, and (b) up to 25% of our Preferred Stock, and; (iii) other private fund investors to collectively hold up to 20% of our Preferred Stock.
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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets, including certain mortgage loans, certain kinds of MBS, and certain securities issued by other REITs. The remainder of our investments in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total securities can be represented by securities of one or more TRSs, and the aggregate value of debt instruments issued by public REITs held by us that are not otherwise secured by real property may not exceed 25% of the value of our total assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.
The interest apportionment regulations apply only if the mortgage loan in question is secured by both real property and other property. Beginning in 2016, if a loan is secured by both real property and personal property, and the fair market value of the personal property does not exceed 15% of the fair market value of all real and personal property securing the loan, the loan is treated as secured solely by real property for the purposes of these rules. We expect that all or most of the mortgage loans that we acquire will be secured only by real property and no other property value is taken into account in our underwriting process. Accordingly, it is not contemplated that we will invest in mortgage loans to which the interest apportionment rules described above would apply. Nevertheless, if the IRS were to assert successfully that (i) our mortgage loans were secured by other property in addition to real estate (and, beginning in 2016, such property securing a loan exceeds 15% of the total value of the real property and personal property securing such loan), (ii) the interest apportionment rules applied for purposes of our REIT testing, and (iii) that the position taken in IRS Revenue Procedure 2014-51 applied to certain mortgage loans in our portfolio for purposes of our REIT testing, then depending upon the value of the real property securing our mortgage loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.
In addition, the Internal Revenue Code provides that a regular or a residual interest in a real estate mortgage investment conduit (or, REMIC) is generally treated as a real estate asset for the purpose of the REIT asset tests, and any amount includable in our gross income with respect to such an interest is generally treated as interest on an obligation secured by a mortgage on real property for the purpose of the REIT gross income tests. If, however, less than 95% of the assets of a REMIC in which we hold an interest consist of real estate assets (determined as if we held such assets), we will be treated as holding our proportionate share of the assets of the REMIC for the purpose of the REIT asset tests and receive directly our proportionate share of the income of the REMIC for the purpose of determining the amount of income from the REMIC that is treated as interest on an obligation secured by a mortgage on real property. In connection with the expanded HARP, the IRS issued guidance providing that, among other things, if a REIT holds a regular interest in an “eligible REMIC,” or a residual interest in an “eligible REMIC” that informs the REIT that at least 80% of the REMIC’s assets constitute real estate assets, then (i) the REIT may treat 80% of the value of the interest in the REMIC as a real estate asset for the purpose of the REIT asset tests and (ii) the REIT may treat 80% of the gross income received with respect to the interest in the REMIC as interest on an obligation secured by a mortgage on real property for the purpose of the 75% REIT gross income test. For this purpose, a REMIC is an “eligible REMIC” if (i) the REMIC has received a guarantee from Fannie Mae or Freddie Mac that will allow the REMIC to make any principal and interest payments on its regular and residual interests and (ii) all of the REMIC’s mortgages and pass-through certificates are secured by interests in single-family dwellings (which includes one-to-four family dwellings). If we were to acquire an interest in an eligible REMIC of which less than 95% of the assets constitute real estate assets, the IRS guidance described above may generally allow us to treat 80% of our interest in such a REMIC as a qualifying asset for the purpose of the REIT asset tests and 80% of the gross income derived from the interest as qualifying income for the purpose of the 75% REIT gross income test. Although the portion of the income from such a REMIC interest that does not qualify for the 75% REIT gross income test would likely be qualifying income for the purpose of the 95% REIT gross income test, the remaining 20% of the REMIC interest generally would not qualify as a real estate asset, which could adversely affect our ability to satisfy the REIT asset tests. Accordingly, owning such a REMIC interest could adversely affect our ability to qualify as a REIT.
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
A REIT may own up to 100% of the stock of one or more entities that elect to be treated as a TRS for tax purposes. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s total assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. TRSs that we may form will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. We will monitor the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets. In addition, we will scrutinize our transactions with our TRSs to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax. There can be no assurance however, that we will be able to comply with the TRS limitation or avoid the 100% excise tax in all situations.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (b) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (c) hedges an instrument described in clause (a) or (b) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although such losses may be carried forward to offset future taxable income of the TRS.
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
Risks Related to the Proposed Merger and Related Transactions
The proposed merger with Apollo Commercial Mortgage, Inc. (or, ARI) and related transactions are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the merger and related transactions could negatively impact our stock price and our future business and financial results.
The proposed merger with ARI and the related transactions are subject to customary closing conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying such conditions may prevent, delay or otherwise materially adversely affect the consummation of the proposed transactions. If the merger and related transactions are not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we would be subject to a number of risks, including negative reactions from the financial markets. In addition, we could be subject to litigation related to the proposed transactions. If these risks materialize it may adversely affect our businesses, financial condition, financial results and stock price.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
Our principal executive office is located at 9 West 57th Street, New York, NY 10019, telephone (212) 515-3200.

ITEM 3.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2015, we were not involved in any legal proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All currency amounts are presented in thousands, except per share amounts or as otherwise noted.
Market Information
Our common stock is listed on the New York Stock Exchange (or, NYSE), under the symbol “AMTG.” On March 3, 2016, the last sales price for our common stock on the NYSE was $13.05 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2015 and 2014:

Year	Quarter End Date	High	Low
2015	December 31, 2015	$13.41	$11.34
	September 30, 2015	$15.26	$12.21
	June 30, 2015	$16.18	$14.65
	March 31, 2015	$16.50	$15.46
2014	December 31, 2014	$16.71	$15.44
	September 30, 2014	$17.00	$15.41
	June 30, 2014	$17.14	$15.60
	March 31, 2014	$17.50	$14.66
Holders
As of February 29, 2016, we had 163 registered holders of our common stock. The 163 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
We elected to be taxed as a REIT for U.S. Federal income tax purposes commencing with our taxable year ended December 31, 2011 and, as such, anticipate distributing annually at least 90% of our REIT taxable income. Although we may borrow funds to pay dividends, cash for such dividends is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT and such other factors that our board of directors may deem relevant. From time to time, a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2015, all of our common stock dividends were characterized as ordinary income to stockholders. (See Item 1A and Item 7 of this annual report on Form 10-K for a discussion of factors which may adversely affect our ability to pay dividends and for information regarding the sources of funds used for dividends.)
As of December 31, 2015, we had 6,900,000 shares of Preferred Stock outstanding, which entitles holders to receive dividends at an annual rate of 8.00% (paid quarterly, in arrears) based on the liquidation preference of $25.00 per share, or $2.00 per share per annum. The dividends on the Preferred Stock are cumulative and payable quarterly in arrears. Except under certain limited circumstances, the Preferred Stock is generally not convertible into or exchangeable for any other property or any other of our securities at the election of the holders. No dividends may be paid on our common stock unless full cumulative dividends have been paid on the Preferred Stock, all of which have been paid to date. After September 20, 2017, we may, at our option, redeem the shares at $25.00 per share, plus any accrued unpaid distribution through the date of the redemption.

The following table presents information with respect to our common stock dividends declared during the years ended December 31, 2015 and December 31, 2014:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2015	December 17, 2015	December 31, 2015	January 31, 2016	$0.48
	September 17, 2015	September 30, 2015	October 30, 2015	$0.48
	June 17, 2015	June 30, 2015	July 31, 2015	$0.48
	March 19, 2015	March 31, 2015	April 30, 2015	$0.48
2014	December 18, 2014	December 31, 2014	January 30, 2015	$0.45
	September 17, 2014	September 30, 2014	October 31, 2014	$0.44
	June 19, 2014	June 30, 2014	July 31, 2014	$0.42
	March 13, 2014	March 31, 2014	April 30, 2014	$0.40
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
The following graph is a comparison of the cumulative total stockholder return on our common stock, the Russell 2000 Index (or, Russell 2000) and the SNL Finance REIT Index (or, SNL Finance REIT), a peer group index from July 22, 2011 (the day we commenced trading on the NYSE) to December 31, 2015. The graph assumes that $100 was invested on July 22, 2011 in our common stock, the Russell 2000 and the SNL Finance REIT and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph.

	Period Ended
Index	7/22/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Apollo Residential Mortgage, Inc.	$100.00	$83.43	$130.43	$108.35	$128.39	$111.55
Russell 2000	$100.00	$88.65	$103.14	$143.18	$150.19	$143.56
SNL Finance REIT(1)	$100.00	$93.66	$112.48	$108.63	$124.40	$114.08

(1)
As of December 31, 2015, the SNL Finance REIT Index was comprised of the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust; Capstead Mortgage Corporation; Cherry Hill Mortgage; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage; Five Oaks Investment Corp.; Great Ajax Corp.; Hannon Armstrong Sustainable; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; Jernigan Capital Inc.; Ladder Capital Inc.; MFA Financial, Inc.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; Orchid Island Capital Inc.; Origen Financial, Inc.; Owens Realty Mortgage Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; United Development Fund IV; Western Asset Mortgage Capital Corporation; and Zais Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans
During 2011, we adopted the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, restricted stock units (or, RSUs) and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock. (For further discussion of the LTIP, see Note 15 - Equity Award Plan to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)
The following table presents certain information about the 2011 Plan as of December 31, 2015:

Award(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units	148,549	N/A(2)	1,273,795
Total	148,549	$—	1,273,795

(1)	All equity based compensation granted to date has been granted pursuant to the LTIP.

(2)
A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2015, 57,955 RSUs had vested and 90,594 RSUs remained subject to time based vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Stock Repurchase Program
On November 6, 2013, our Board of Directors authorized a stock repurchase program (or, Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through December 31, 2015, we repurchased 360,800 shares of common stock under the Repurchase Program at an aggregate cost of $5,000.
Repurchases of Equity Securities

Month Purchased (1)	Total Number of Shares Repurchased	Weighted Average Price Paid per Share (2)	Total Cost of Shares Repurchased
August 2015	202,655	$13.86	$2,808
September 2015	158,145	13.86	2,192
Total	360,800	$13.86	$5,000

(1)	Month is based on trade date.

(2)	Amount includes brokerage commissions.

ITEM 6.	Selected Financial Data
All currency figures are presented in thousands, except per share amounts or as otherwise noted.
The selected financial data presented below has been derived from our audited consolidated financial statements. This information should be read in conjunction with Item 1, Item 7 and the audited consolidated financial statements and notes thereto included under Item 8 of this annual report on Form 10-K.

	For the Year Ended December 31,
Operating Data:	2015	2014	2013	2012	For the Period From July 27, 2011 Through December 31, 2011
Interest income	$160,100	$154,177	$154,713	$94,369	$10,733
Interest expense	(32,358)	(30,386)	(27,602)	(14,631)	(1,138)
Net interest income	127,742	123,791	127,111	79,738	9,595
Realized gain/(loss) on sale of RMBS, net	16,998	(8,821)	(66,850)	39,817	885
Realized gain/loss on sale of other investments securities	102	—	—	—	—
Other than temporary impairment recognized	(12,089)	(14,891)	(13,412)	(5,475)	(2,120)
Unrealized gain/(loss) on RMBS, net	(64,027)	102,942	(133,963)	105,877	4,602
Realized gain/(loss) on derivatives, net	(41,396)	(49,148)	9,203	(12,514)	(630)
Unrealized gain/(loss) on derivatives, net	(5,015)	(39,379)	50,373	(20,151)	(3,246)
Unrealized gain/(loss) on securitized mortgage loans, net	(1,958)	4,813	3,950	—	—
Unrealized (loss) on mortgage loans, net	—	(9)	—	—	—
Unrealized gain/(loss) on securitized debt, net	1,031	(124)	(954)	—	—
Unrealized gain/(loss) on other investment securities	(6,376)	(96)	335	—	—
Other, net	(123)	82	76	48	2
Operating expenses	(26,484)	(23,105)	(23,080)	(14,584)	(4,616)
Net income/(loss)	$(11,595)	$96,055	$(47,211)	$172,756	$4,472
Preferred Stock dividends declared	(13,800)	(13,800)	(13,800)	(5,022)	—
Net income/(loss) allocable to common stock and participating securities	$(25,395)	$82,255	$(61,011)	$167,734	$4,472
Earnings/(loss) per common share - basic and diluted	$(0.81)	$2.55	$(2.02)	$8.36	$0.43
Dividends declared per share of common stock	$1.92	$1.71	$2.20	$3.40	$0.30

	December 31,
Balance Sheet Data (at period end):	2015	2014	2013	2012	2011
Agency pass-through RMBS	$1,800,250	$2,243,946	$2,219,334	$3,572,168	$1,112,459
Agency Inverse Floater securities	$—	$5,094	$—	$—	$—
Agency IO securities	$57,354	$11,941	$44,425	$5,880	$7,884
Agency Inverse IO securities	$6,752	$26,542	$26,778	$48,046	$7,783
Non-Agency RMBS	$1,197,226	$1,468,109	$1,212,789	$605,197	$112,346
Securitized mortgage loans	$167,624	$104,438	$110,984	$—	$—
Other investment securities	$166,190	$34,228	$11,515	$—	$—
Mortgage loans held at fair value	$—	$14,120	$—	$—	$—
Other investments	$45,233	$40,561	$—	$—	$—
Derivative instruments - assets	$4,347	$11,642	$53,315	$750	$—
Cash and cash equivalents	$120,144	$114,443	$127,959	$149,576	$44,407
Total Assets	$3,663,025	$4,348,053	$3,911,576	$4,487,921	$1,416,927
Borrowings under repurchase agreements	$2,898,347	$3,402,327	$3,034,058	$3,654,436	$1,079,995
Non-recourse securitized debt	$18,951	$34,176	$43,354	$—	$—
Derivative instruments - liabilities	$13,813	$8,949	$4,610	$23,184	$3,481
Total Liabilities	$2,968,162	$3,562,101	$3,153,975	$3,771,138	$1,212,341
Preferred Stock, liquidation preference	$172,500	$172,500	$172,500	$172,500	$—
Total Stockholders’ Equity	$694,863	$785,952	$757,601	$716,783	$204,586

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
At December 31, 2015, our portfolio was comprised of $1,864,356 of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), $1,197,226 of non-Agency RMBS, $167,624 of securitized mortgage loans, and $211,423 of other investment securities and other mortgage related assets. Over time, we expect that we may invest in a broader range of other residential mortgage and mortgage-related assets. (For information about our target assets, see “Investment Strategy” included under Item 1 of this annual report on Form 10-K.)
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of December 31, 2015, our derivatives included Swaps, Swaptions and a TBA Contract.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS, Inverse IO and Inverse Floater securities and Long TBA Contracts, if any, to decrease; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts, if any, Swaps, and Swaption Contracts to increase. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO and Agency Inverse IO comprised a relatively small portion of our investments at December 31, 2015, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments.
Market Conditions and Our Strategy
General:
The yield on the ten year U.S. Treasury Note increased marginally during 2015 ending at 2.27%, ten basis points higher than the prior year end, while the yield on the two year U.S. Treasury Note increased by 38 basis points, closing 2015 at 1.05%. These disparate moves in long and short term interest rates caused the yield curve to flatten during 2015. The catalyst for the larger yield increase in shorter maturity bonds was a shift in monetary policy by the Federal Reserve, which acted in mid-December 2015 and raised the target federal funds rate by 25 basis points, marking the first rate increase since mid-2006.

The table below presents quarterly information about rates for two and ten-year U.S. Treasury Notes, ten-year Swap rates and the spread between the two and ten year U.S. Treasury Note rate for each calendar quarter during the year ended December 31, 2015:

Table 1
	Max	Min	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year Treasury Rate				Ten-Year Swap Rate
December 31, 2015	2.34%	1.97%	2.18%	2.27%	2.24%	1.95%	2.10%	2.19%
September 30, 2015	2.45%	2.00%	2.22%	2.04%	2.52%	2.00%	2.28%	2.00%
June 30, 2015	2.48%	1.84%	2.16%	2.35%	2.56%	1.95%	2.24%	2.43%
March 31, 2015	2.24%	1.64%	1.96%	1.92%	2.36%	1.80%	2.08%	2.84%
	Two-Year Treasury Rate				Spread Between Two and Ten Year Treasury Rate
December 31, 2015	1.09%	0.55%	0.82%	1.05%	1.25%	1.42%	1.36%	1.22%
September 30, 2015	0.81%	0.54%	0.68%	0.63%	1.64%	1.46%	1.54%	1.41%
June 30, 2015	0.73%	0.48%	0.60%	0.64%	1.75%	1.36%	1.56%	1.71%
March 31, 2015	0.72%	0.41%	0.59%	0.56%	1.52%	1.23%	1.37%	1.36%
Investment Strategy:
During 2015, we continued to increase our allocation to credit sensitive investment securities and mortgage related investments and reduce our investment in Agency RMBS. We believe that this migration has reduced our overall exposure to changes in interest rates, while increasing our sensitivity to credit risk.
The following table presents the composition of the carrying value of our investment portfolio as a percentage of total investments as of December 31, 2015 and December 31, 2014:

Table 2	December 31, 2015	December 31, 2014
Rate Investments:
Agency pass-through RMBS	52.3%	56.8%
Agency Inverse Floater	—	0.1
Agency IO and Agency Inverse IO	1.9	1.0
	54.2	57.9

Credit Investments:
Non-Agency RMBS	34.8	37.2
Securitized mortgage loans	4.9	2.6
Mortgage loans	—	0.4
Other investments	1.3	1.0
Other investment securities (1)	4.8	0.9
	45.8	42.1
Total	100.0%	100.0%

(1)	See Note 6 - Other Investment Securities and Other Investments to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.
Agency RMBS Portfolio/Interest Rate Hedges:
For 2015, our Agency RMBS portfolio experienced a fair value weighted CPR of 7.7%, comprised of 7.1% CPR on Agency pass-through securities and 13.9% on Agency IO and Agency Inverse IO securities. During 2015, the maximum average monthly CPR of our Agency RMBS was experienced in June 2015, with an overall Agency CPR of 11.1% comprised of 11.0% on Agency pass-through securities and 15.7% on Agency IO and Agency Inverse IO securities in the aggregate.
In the third quarter, we began to see spread widening across Agency RMBS as credit spreads, or spreads between the yield on credit sensitive securities and U.S. Treasury Notes, widened in the high yield and other markets, affecting Agency RMBS valuations. As a result, while prices of our hedges increased in connection with interest rate increases, such economic hedges did not fully offset the decrease in prices of our Agency RMBS in the fourth quarter of 2015.

The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at December 31, 2015 and December 31, 2014:

Table 3	December 31, 2015		December 31, 2014
Collateral	Estimated Fair Value	Unrealized Gain/(Loss), Net	Estimated Fair Value	Unrealized Gain/(Loss), Net
30-Year Fixed Rate:
3.5% Coupon	$527,657	$(7,822)	$515,628	$169
4.0% Coupon	983,536	(3,916)	1,256,724	399
4.5% & 5.0% Coupons	—	—	366,472	4,256
	1,511,193	(11,738)	2,138,824	4,824
ARMs	289,057	(2,723)	105,122	(153)
Agency Inverse Floater	—	—	5,094	145
Agency IO	57,354	(424)	11,941	(7)
Agency Inverse IO	6,752	(112)	26,542	53
Total Agency RMBS	$1,864,356	$(14,997)	$2,287,523	$4,862

The following table presents information with respect to our Swaps and Swaptions at December 31, 2015 and December 31, 2014:

Table 4	December 31, 2015	December 31, 2014
Swaps:
Notional amount	$1,687,000	$1,687,000
Estimated fair value	$(7,134)	$594
Weighted average fixed pay rate	1.43%	1.43%
Weighted average months to maturity	41	52

Swaption Purchase Contracts:
Notional amount	$875,000	$1,250,000
Estimated fair value	$1,244	$1,555
Weighted average term to expiration (months)	5	5
Weighted average underlying Swap term (months)	108	112
Weighted average underlying Swap fixed pay rate	2.92%	3.53%

Swaption Sale Contracts:
Notional amount	$300,000	$—
Estimated fair value	$(3,381)	$—
Weighted average term to expiration (months)	8	—
Weighted average underlying Swap term (months)	105	—
Weighted average underlying Swap fixed pay rate	1.97%	—%
(For more information about derivative instruments we held at December 31, 2015 and December 31, 2014, see Note 11 - Derivative Instruments to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)
Credit Investments:
Market valuations for non-Agency RMBS, which started 2015 with a positive tone, generally weakened over the course of 2015, reflecting increased market volatility amid concerns around sovereign debt and signs of global economic weakness. In the third quarter of 2015, credit spreads, or spreads between the yield on credit sensitive securities and U.S. Treasury Notes, on non-Agency RMBS widened, negatively impacting valuations of our non-Agency RMBS and other investment securities.
Notwithstanding the impact of spread widening in the fixed income market, as previously discussed, we believe non-Agency valuations continue to be supported by market technicals, such as the continued lack of supply of newly issued non-Agency securities, as well as fundamentals, such as the recovering housing market, which factors support positive future performance with respect to borrower defaults and loss severities on liquidated properties. Our non-Agency RMBS performed well during 2015, as voluntary prepayments increased and defaults continued to decrease.
Our credit investments were comprised of the following at December 31, 2015 and December 31, 2014:

Table 5	December 31, 2015	December 31, 2014
Non-Agency RMBS (at fair value)	$1,197,226	$1,468,109
Securitized mortgage loans (at fair value)	167,624	104,438
Other investments	45,233	40,561
Other investment securities:
Risk Sharing Securities - Freddie Mac (at fair value)	47,232	10,395
Risk Sharing Securities - Fannie Mae (at fair value)	51,424	—
SBC-MBS (at fair value)	64,607	23,833
SBA-IO (at fair value)	2,927	—
Total	$1,576,273	$1,647,336
As of December 31, 2015 we had: (a) $10,239 of advances outstanding under a warehouse line; (b) $26,525 of legal title to real estate associated with BFT Contracts; and (c) $8,469 of mortgage loans, all of which were related to our Seller Financing Program. We provide warehouse advances to our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S. We expect that we will substantially complete our purchases of BFT Contracts and/or mortgage loans originated in connection with the Seller Financing Program during the first half of 2016.
Leverage and Borrowing Facilities:
Our average debt-to-equity multiple during 2015 was 4.13 times compared to 3.84 times for 2014. The increase in our leverage reflects our use of higher leverage on our Agency RMBS, on average, compared to leverage on such securities during 2014.
Borrowings:
Borrowings under repurchase agreements remained readily available from counterparties for repurchase agreements collateralized by Agency RMBS, non-Agency RMBS and residential whole loans. Over time, as market conditions change, in addition to repurchase borrowings we may use other forms of leverage, including, but not limited to, warehouse facilities, additional securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances, in addition to transaction or asset-specific funding arrangements.
Regulatory Updates:
Under the direction and guidance of the Federal Housing Finance Agency (or, FHFA), Freddie Mac and Fannie Mae or, in the aggregate, Government Sponsored Entities (or, GSEs) are developing a common securitization platform (or, CSP) for their single-family mortgage securitization activities, including the issuance by both GSEs of a single MBS. The CSP is expected to be a common information technology platform that will use industry-standard software, systems and data requirements and will be adaptable for use by other market participants in the future. The CSP is being developed by a joint venture owned by the GSEs and will leverage the GSEs’ existing security structures and would encompass many of the pooling features of the current Fannie Mae MBS and more of the disclosure framework of the current Freddie Mac participation certificate. The FHFA is expected to make an announcement in 2016 as to the date that Freddie Mac is expected to begin using the CSP as part of its first phase, with Fannie Mae to begin using the CSP at a later time.
In September 2014, the SEC adopted rules substantially revising Regulation AB requirements regarding the offering process, disclosure and reporting for publicly-issued asset-backed securities (or, Enhanced Disclosure Rules), which are not yet applicable as of the date hereof. Among other things, publicly-issued asset-backed securities transactions issued after the effective date of the Enhanced Disclosure Rules will have enhanced asset-level disclosure on an ongoing basis and requirements for a review of underlying assets by an independent asset representations reviewer if certain trigger events occur. In addition, the SEC has not yet acted on certain rules initially proposed in April 2010 and re-proposed in July 2011 that would make the Enhanced Disclosure Rules applicable to private offerings issued in reliance on Rule 144A or Rule 506 of Regulation D at the request of the investor.
In October 2014, the FHFA announced a plan that could ease credit requirements, enabling more people to qualify for mortgages by further relaxing agreements that determine when Fannie Mae and Freddie Mac can require lenders to buy back bad loans and permitting borrowers to qualify for certain mortgage loans with smaller down payments than are now required. In October 2015, Fannie Mae and Freddie Mac further modified their buy back policies (which took effect on January 1, 2016)

to provide potential alternatives to repurchase in respect of certain categories of loan defects. These plans and policy changes are designed to provide lenders with more clarity and transparency and to offer reassurances to lenders that fear they could suffer unpredictable losses on the loans that they securitize through the GSEs. Recent reports and surveys suggest that the foregoing efforts of the FHFA and the GSEs have succeeded to some degree in easing credit.
In October 2014, the FDIC, the FHFA, the Office of the Comptroller of the Currency, the SEC, the Federal Reserve System and the Department of Housing and Urban Development adopted a final rule implementing the credit risk retention requirements of Section 941 of the Dodd-Frank Act for asset-backed securities (or, Risk Retention Rules). As required by the Dodd-Frank Act, the Risk Retention Rules generally require “securitizers” (in general, the “sponsor” of the securitization transaction) to retain a financial exposure of not less than 5% of the fair value of the securitized assets (or, horizontal risk retention) or 5% of each class of the securities issued (or, vertical risk retention), or a combination of the two (or, Required Risk) for a certain period of time (not to exceed seven years). The Risk Retention Rules prohibit hedging Required Risk if payments on the hedge instrument are materially related to the Required Risk and the hedge position would limit the financial exposure of the securitizer to the Required Risk. A securitizer may not pledge its interest in any Required Risk as collateral for any financing unless such financing is full recourse to the securitizer. The Risk Retention Rules applicable to RMBS became effective on December 24, 2015.
It remains unclear what the impact of such developments, plans and policy changes discussed above will be. For a discussion of additional risks relating to our business, see Part I, Item 1A, “Risk Factors” in this annual report on Form 10-K.
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act of 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (or, the PATH Act). The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.
For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

◦
“Publicly offered REITs” (which generally include any REIT required to file annual and periodic reports with the SEC, including us) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

◦
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

◦
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

◦
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

◦
For taxable years beginning after 2015, a 100% excise tax will apply to "redetermined services income," i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

◦
The rate of withholding tax applicable under the Foreign Investment in Real Property Tax Act of 1980 (or, FIRPTA) to certain sales and other dispositions of U.S. real property interests (or, USRPIs) by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

◦
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

Results of Operations
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
General
For the year ended December 31, 2015, we had a net loss allocable to common stock and participating securities of $(25,395) or $(0.81) per basic and diluted common share, compared net income allocable to common and participating securities of $82,255 and $2.55 per basic and diluted common share for the year ended December 31, 2014. Our results of operations for the year ended December 31, 2015 were significantly impacted by unrealized losses on our RMBS and derivative instruments, as discussed below.
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use (which will impact the balance of our interest earning assets and interest bearing liabilities), our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earnings assets and the cost of interest-bearing liabilities, while the net interest margin reflects net interest income divided by the average interest-earning assets. For the year ended December 31, 2015 and December 31, 2014, we earned interest income of $160,100 and $154,177, respectively. The increase in our interest income was driven by the increase in our average investment balances (based on amortized cost) and an increase in the yield on our investments. (See Table 6, below.) We incurred interest expense, which was primarily related to our borrowings under repurchase agreements, of approximately $32,358 and $30,386, respectively. Our higher borrowing expense reflects: (1) an increase in our average borrowings, (2) an increase in borrowings associated with our non-Agency RMBS, other credit investments and securitized mortgage loans, which borrowings have higher interest rates than repurchase agreements on Agency RMBS and (3) an increase in interest rates on our Agency RMBS repurchase borrowings. (See Table 6, below.)
The yield on our Agency RMBS decreased to 2.96% for 2015 from 3.04% for 2014, as we migrated to lower coupon and ARM Agency RMBS during 2015. Actual prepayments may cause future premium amortization on our Agency RMBS to vary significantly over time. Investments in non-Agency RMBS and other investment securities made during 2015 were generally lower yielding compared to yields on our existing non-Agency RMBS and other investment securities portfolio, reflecting the relative appreciation of non-Agency RMBS in the market over time relative to investments held by us that were purchased in earlier years. Changes in the performance, or performance expectations, of our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
We had an interest rate spread and net interest margin of 3.35% and 3.49% for the year ended December 31, 2015, respectively, compared to 3.29% to 3.39%, respectively, for the year ended December 31, 2014. The increase in our interest income reflects the increase in average interest earning assets, reflecting the use of higher average leverage for 2015 compared to 2014.
The net interest rate spread and net interest margin do not reflect the total return on equity allocated to investment types, which is significantly impacted by the amount of leverage we use to finance our investments. We are generally able to utilize greater leverage on Agency RMBS than on non-Agency RMBS and other credit investments, as Agency RMBS are not viewed as having credit risk and are generally more liquid than non-Agency RMBS and other credit investments. Therefore, when making investment decisions we consider, among other things, the relative return on equity for each investment opportunity. Returns on investments will vary over time based on market conditions at the time of purchase and changes in such conditions thereafter. The impact of our Swaps is not reflected in our net interest rate spread and net interest margin, as we have not elected hedge accounting for our derivative instruments. However, when making investment decisions, we consider our “effective cost of borrowings,” which non-GAAP measure includes the net interest component of our Swaps. (See Tables 6, 7, 10, 21, 23, 24 and 25, below.)

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the years ended December 31, 2015 and December 31, 2014:

Table 6	For the Year Ended December 31, 2015
	Agency RMBS	Non-Agency RMBS and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,070,643	$1,431,362	$156,012	$3,658,017
Total interest income	$61,230	$85,427	$13,443	$160,100
Weighted average CPR	7.70%	5.23%	5.28%	6.63%
Yield on average assets	2.96%	5.97%	8.74%	4.38%
Average balance of associated repurchase agreements	$1,889,011	$1,123,419	$92,128	$3,104,558
Average balance of securitized debt (3)	$—	$—	$26,286	$26,286
Total interest expense	$7,750	$21,074	$3,534	$32,358
Average cost of funds (4)(5)	0.41%	1.88%	2.98%	1.03%
Net interest income	$53,480	$64,353	$9,909	$127,742
Net interest rate spread	2.55%	4.09%	5.76%	3.35%
Total interest expense including net interest cost of Swaps (6)	$26,626	$21,075	$4,061	$51,762
Effective cost of funds (6)	1.41%	1.88%	3.43%	1.65%
Net interest income including net interest cost of Swaps	$34,604	$64,352	$9,382	$108,338
Effective net interest rate spread (6)	1.55%	4.09%	5.31%	2.73%

	For the Year Ended December 31, 2014
	Agency RMBS	Non-Agency RMBS and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,203,434	$1,297,019	$101,354	$3,601,807
Total interest income	$67,030	$79,247	$7,900	$154,177
Yield on average assets	3.04%	6.11%	7.79%	4.28%
Average balance of associated repurchase agreements	$1,932,424	$1,029,761	$29,736	$2,991,921
Average balance of securitized debt (3)	$—	$—	$37,886	$37,886
Total interest expense	$6,977	$21,162	$2,247	$30,386
Average cost of funds (4)(5)	0.36%	2.03%	3.28%	0.99%
Net interest income	$60,053	$58,085	$5,653	$123,791
Net interest rate spread	2.68%	4.08%	4.51%	3.29%
Total interest expense including net interest cost of Swaps (6)	$26,536	$21,162	$2,800	$50,498
Effective cost of funds (6)	1.35%	2.03%	4.08%	1.64%
Net interest income including net interest cost of Swaps	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread (6)	1.69%	4.08%	3.71%	2.64%

(1)	Other credit investments includes other investment securities, other investments, and mortgage loans.

(2)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(3)	Reflects the average unpaid balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(5)
Cost of funds does not include accrual and settlement of interest associated with our Swaps. Since we did not elect hedge accounting for our Swaps, costs associated with our Swaps are included in gain/(loss) on derivative instruments in our consolidated statement of operations.

(6)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt. In addition, we incur interest expense for repurchase agreement borrowings collateralized by the securities that we retained in our securitization transactions. The bonds issued in connection with our securitizations do not appear on our financial statements, as they have been eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

As of December 31, 2015, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to four months with haircut requirements ranging from 3.0% to 5.0% and financing rates from 0.42% to 0.55%; our repurchase agreement borrowings collateralized by non-Agency RMBS had initial terms of up to 24 months with haircut requirements ranging from 10.0% to 40.0% and financing rates from 1.25% to 2.92%.
The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2015, and December 31, 2014 and the respective effective cost of funds for the periods presented:

Table 7	For the Year Ended December 31,
	2015		2014
Collateral Pledged:	Cost of Funds	Effective Cost of Funds (1)	Cost of Funds	Effective Cost of Funds (1)
Agency RMBS	0.41%	1.41%	0.36%	1.35%
Non-Agency RMBS and other credit investments (2)	1.88	1.88	2.03	2.03
Securitized mortgage loans (3)	2.98	3.43	3.28	4.08
Total	1.03%	1.65%	0.99%	1.64%

(1)
The effective cost of funds for the periods presented include interest expense for the periods and the net interest component for Swaps during the periods of $19,404 and $20,112, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)	For the periods presented other credit investments were comprised of other investments securities and other investments.

(3)
The non-Agency RMBS associated with our securitization transactions are eliminated in consolidation with VIEs and the mortgage loans in VIEs are consolidated by us. The interest expense on repurchase agreement borrowings associated with non-Agency RMBS relating to our securitization transactions are included with the cost of funds for our securitized mortgage loans.

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the years ended December 31, 2015 and December 31, 2014:

Table 8	For the Year Ended December 31,
Components of Gain/(Loss) on Derivative Instruments	2015	2014
Net interest (payments/accruals) on Swaps (1)	$(19,404)	$(20,112)
Gain/(loss) on termination and expiration of Swaptions, net (1)	(15,636)	(22,502)
Gain/(loss) on settlement of TBA Contracts, net (1)	(6,356)	(6,534)
Change in fair value of Swaps, net (2)	(7,727)	(34,931)
Change in fair value of Swaptions, net (2)	3,451	(4,242)
Change in fair value of TBA Contracts, net (2)	(739)	(206)
Total	$(46,411)	$(88,527)

(1)	Amounts are realized.

(2)	Amounts are unrealized.
At December 31, 2015, we had Swaps with an aggregate notional amount of $1,687,000, a weighted average fixed pay rate of 1.43% and weighted average term to maturity of 3.4 years. At December 31, 2015, our Swaptions had an aggregate notional amount of $1,175,000 and a weighted average term of five months until expiration; Swaps underlying our Swaption Purchase Contracts had a weighted average fixed pay rate of 2.92% and a weighted average term of 9.0 years; Swaps underlying our Swaption Sale Contracts had a weighted average fixed pay rate of 1.97% and a weighted average term of 8.8 years.
In general, we expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments and the notional amount of our derivatives is not equal to our investments. Further, the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurred during 2015, as market spreads widened between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at December 31, 2015 and December 31, 2014, see Note 11 - Derivative Instruments to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)
Swaps and Swaptions
While our view is that our net Swaps and Swaption positions will serve as an economic hedge against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” below.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at December 31, 2015 and December 31, 2014:

Table 9	December 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$693,000	$3,103	$957,000	$9,543
Swaptions - assets	875,000	1,244	1,250,000	1,555
Swaps - (liabilities)	994,000	(10,237)	730,000	(8,949)
Swaptions - (liabilities)	300,000	(3,381)	—	—
Long TBA Contracts - assets	100,000	(195)	100,000	544
Total derivative instruments, net	$2,962,000	$(9,466)	$3,037,000	$2,693
The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the annual and quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments (1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Year Ended December 31, 2015
Effective interest expense	$26,626	$21,075	$4,061	$51,762
Effective cost of funds	1.41%	1.88%	3.43%	1.65%
Effective net interest income	$34,604	$64,352	$9,382	$108,338
Effective net interest rate spread	1.55%	4.09%	5.31%	2.73%
Year Ended December 31, 2014
Effective interest expense	$26,536	$21,162	$2,800	$50,498
Effective cost of funds	1.35%	2.03%	4.08%	1.64%
Effective net interest income	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread	1.69%	4.08%	3.71%	2.64%

(1)	Other credit investments may include investments in Risk Sharing Securities, SBC-MBS, mortgage loans and other investments.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the years ended December 31, 2015 and 2014, we sold Agency RMBS of $1,733,187 and $1,555,100, respectively, realizing net gains of $2,786 and losses of $(19,282), respectively, and sold non-Agency RMBS of $375,564 and $112,841, respectively, realizing net gains of $14,212 and $10,461, respectively. During 2015, as we identified attractive investment opportunities in other credit related investment securities, we sold Agency RMBS and non-Agency RMBS to provide the equity needed to make such investments. From time to time we sell certain securities to balance our portfolio in response to current and anticipated market conditions. In addition, as we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may sell Agency and/or non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by Subprime, Alt-A and Option ARM mortgage loans.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, pools of mortgage loans we purchased, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings. The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our assets and liabilities carried at fair value for the years ended December 31, 2015 and December 31, 2014:

Table 11	For the Year Ended December 31,
	2015	2014
Realized gain/(loss) on sale of RMBS, net	$16,998	$(8,821)
Realized gain/(loss) on sale of other investment securities, net	102	—
OTTI recognized	(12,089)	(14,891)
Unrealized gain/(loss) on RMBS, net	(64,027)	102,942
Unrealized (loss) on other investment securities	(6,376)	(96)
Unrealized gain/(loss) on securitized mortgage loans	(1,958)	4,813
Unrealized gain/(loss) on securitized debt	1,031	(124)
Unrealized (loss) on mortgage loans carried at fair value	—	(9)
Total	$(66,319)	$83,814
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our CFO/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs for security and repurchase transactions vary, based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $15,415 and $11,905 for the years ended December 31, 2015 and December 31, 2014, respectively. The increase in our general and administrative expenses was significantly impacted by costs incurred in connection with the pool of mortgage loans we purchased in March 2015. While these costs are expensed when incurred under GAAP, we consider such costs in assessing the total return on our investment. The remaining increases in our expenses primarily reflect our expanded use of analytical tools associated with our credit investments and incremental expenses associated with our Seller Financing Program, servicing costs associated with our securitized mortgage loan portfolios, costs incurred to explore new business initiatives and accounting support functions. To the extent that we continue to expand our portfolio to include a broader spectrum of investments, we expect that costs associated with legal work, due diligence, and credit analysis may remain near their current level.
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $11,069 and $11,200 for the years ended December 31, 2015 and December 31, 2014, respectively.
Management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 13 - Commitments and Contingencies to the consolidated financial statements included under Item 8 of this annual report Form 10-K.
Subsequent Events
Merger Agreement: As previously disclosed in a Form 8-K filed with the SEC on February 26, 2016, we recently announced the signing of a definitive merger agreement, (or, the Agreement) under which we will merge with Apollo Commercial Real Estate Finance, Inc. (or, ARI) for a price per share of our common stock equal to 89.25% of our book value per share as of the date that is three business days prior to the date on which the definitive proxy statement relating to the merger transaction is mailed to our stockholders, subject to adjustment under certain circumstances. Using our book value of common stock as of December 31, 2015 (or, December 31, 2015 Book Value) and based on the closing price of ARI’s shares of common stock on February 25, 2016, the value to be paid in the transaction for each share of our common stock would equal approximately $14.59 per share, a 44% premium to the closing price of our shares of common stock on February 25, 2016.
Under the terms of the Agreement, our stockholders will receive a combination of cash and ARI common stock in exchange for their shares of our common stock. The aggregate number of ARI shares issuable in the transaction is limited to 13,400,000 and the remainder of the consideration will be paid in cash. Our book value, and thus the actual purchase price, will be determined as of a date prior to the mailing of the definitive proxy statement/prospectus to our stockholders to approve the transaction. Using our December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the transaction values us at approximately $641 million, including the assumption of $172.5 million (liquidation preference) of our Preferred Stock. In addition, each share of the Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of ARI’s preferred stock, which we expect will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The transaction has been approved by all members of the board of directors of each company (with the exception of Mark Biderman, who recused himself from the vote of each board of directors) upon the unanimous recommendation of a special committee of independent directors of each board of directors. The transaction will be subject to approval by the holders of at least a majority of (i) our outstanding shares of common stock and (ii) our shares of common stock that are beneficially owned by persons unaffiliated with Apollo. ARI stockholder approval will not be required in connection with the transaction. Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Agreement by the holders of a majority of the shares of our common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo.
Letter Agreement with Manager: Concurrently with the execution of the Agreement, we entered into the Letter Agreement with our Manager, pursuant to which the Manager has agreed to perform such services and activities as may be necessary to enable us to consummate the merger and other transactions contemplated by the Agreement.
For additional details regarding the terms and conditions of the Agreement and related matters, refer to the Form 8-K filed on February 26, 2016 relating to the transaction and to the Agreement and other documentation filed as exhibits thereto. Additional information regarding the proposed transaction, including risks associated with the proposed transaction, will be contained in a definitive proxy statement/prospectus to be filed by us and ARI with the SEC.

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
We had an interest rate spread and net interest margin of 3.29% and 3.39% for the year ended December 31, 2014, respectively, compared to 3.02% to 3.13%, respectively, for the year ended December 31, 2013. (Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets.) Over the course of 2014, our interest rate spread and net interest margin increased, generally reflecting our shift in investment allocation from Agency RMBS to non-Agency RMBS. The net interest rate spread and net interest margin do not reflect the total return on equity allocated to investment types, which is significantly impacted by the amount of leverage we use to finance our investments. We are generally able to utilize greater leverage on Agency RMBS than on non-Agency RMBS and other mortgage assets, as Agency RMBS are not viewed as having credit risk and are generally more liquid than non-Agency RMBS and other mortgage assets. Therefore, when making investment decisions we consider, among other things, the relative return on equity for each investment opportunity. Returns on investments will vary over time based on market conditions at the time of purchase and changes in such conditions thereafter. The impact of our Swaps is not reflected in our net interest rate spread and net interest margin, as we have not elected hedge accounting for our derivative instruments. However, when making investment decisions, we consider our “effective cost of borrowings,” which non-GAAP measure includes the net interest component of our Swaps. (See Tables 12, 14, 17, 23, 24 and 25, below.)

The following table presents certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the years ended December 31, 2014 and December 31, 2013:

Table 12	For the Year Ended December 31, 2014
	Agency RMBS	Non-Agency RMBS and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,203,434	$1,297,019	$101,354	$3,601,807
Total interest income	$67,030	$79,247	$7,900	$154,177
Yield on average assets	3.04%	6.11%	7.79%	4.28%
Average balance of associated repurchase agreements	$1,932,424	$1,029,761	$29,736	$2,991,921
Average balance of securitized debt (3)	$—	$—	$37,886	$37,886
Total interest expense	$6,977	$21,162	$2,247	$30,386
Average cost of funds (4)(5)	0.36%	2.03%	3.28%	0.99%
Net interest income	$60,053	$58,085	$5,653	$123,791
Net interest rate spread	2.68%	4.08%	4.51%	3.29%
Total interest expense including net interest cost of Swaps (6)	$26,536	$21,162	$2,800	$50,498
Effective cost of funds (6)	1.35%	2.03%	4.08%	1.64%
Net interest income including net interest cost of Swaps	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread(6)	1.69%	4.08%	3.71%	2.64%

	For the Year Ended December 31, 2013
	Agency RMBS	Non-Agency RMBS and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$3,176,294	$783,195	$99,020	$4,058,509
Total interest income	$92,729	$53,717	$8,267	$154,713
Yield on average assets	2.92%	6.86%	8.35%	3.81%
Average balance of associated repurchase agreements	$2,803,094	$631,983	$24,237	$3,459,314
Average balance of securitized debt (3)	$—	$—	$41,998	$41,998
Total interest expense	$12,189	$13,110	$2,303	$27,602
Average cost of funds (4)(5)	0.43%	2.07%	3.48%	0.79%
Net interest income	$80,540	$40,607	$5,964	$127,111
Net interest rate spread	2.49%	4.79%	4.87%	3.02%
Total interest expense including net interest cost of Swaps (6)	$33,767	$13,110	$2,759	$49,636
Effective cost of funds (6)	1.20%	2.07%	4.17%	1.42%
Net interest income including net interest cost of Swaps	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread (6)	1.71%	4.79%	4.18%	2.39%

(1)	Other credit investments includes other investment securities, other investments, and mortgage loans.

(2)	Amount reflects amortized cost, which does not include unrealized gains/(losses).

(3)	Reflects the average unpaid balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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
(Table 13 and notes continued on next page.)

(Table 13 continued.)

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
The following table presents information with respect to our repurchase agreement borrowings by type of collateral pledged as of December 31, 2014, and December 31, 2013 and the respective effective cost of funds for the periods presented:

Table 14	For the Year Ended December 31,
	2014		2013
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.36%	1.35%	0.43%	1.20%
Non-Agency RMBS and other credit investments (2)	2.03	2.03	2.07	2.07
Securitized mortgage loans (3)	3.28	4.08	3.48	4.17
Total	0.99%	1.64%	0.79%	1.42%

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

(2)
At December 31, 2014, other credit investments were comprised of investments in Risk Transfer Securities, SBC-MBS, mortgage loans and other investments. At December 31, 2013, other credit investments were comprised of investments in Risk Transfer Securities.

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

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the years ended December 31, 2014 and December 31, 2013:

Table 15	For the Year Ended December 31,
Components of Gain/(Loss) on Derivative Instruments	2014	2013
Net interest (payments/accruals) on Swaps (1)	$(20,112)	$(22,034)
Gain on the termination of Swaps, net (1)	—	24,119
Gain/(loss) on the termination and expiration of Swaptions, net (1)	(22,502)	6,837
Gain/(loss) on settlement of TBA Contracts, net (1)	(6,534)	281
Change in fair value of Swaps (2)	(34,931)	58,708
Change in fair value of Swaptions (2)	(4,242)	(9,085)
Change in fair value of TBA Contracts (2)	(206)	750
Total	$(88,527)	$59,576

(1)	Amounts are realized.

(2)	Amounts are unrealized.
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
We expect that changes in the fair value of our derivative instruments will move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments and the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at December 31, 2014 and December 31, 2013, see Note 11 - Derivative Instruments to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)
The following table presents the notional amount and estimated fair value for each of our derivative instrument types at December 31, 2014 and December 31, 2013:

Table 16	December 31, 2014		December 31, 2013
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$957,000	$9,543	$1,007,000	$40,135
Swaptions - assets	1,250,000	1,555	1,375,000	12,430
Swaps - (liabilities)	730,000	(8,949)	580,000	(4,610)
Long TBA Contracts - assets	100,000	544	—	—
Short TBA Contracts - assets	—	—	400,000	750
Total derivative instruments, net	$3,037,000	$2,693	$3,362,000	$48,705

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the annual and quarterly periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 17	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments (1)	Securitized Debt Collateralized by Securitized Mortgage Loans	Total
Year Ended December 31, 2014
Effective interest expense	$26,536	$21,162	$2,800	$50,498
Effective cost of funds	1.35%	2.03%	4.08%	1.64%
Effective net interest income	$40,494	$58,085	$5,100	$103,679
Effective net interest rate spread	1.69%	4.08%	3.71%	2.64%
Year Ended December 31, 2013
Effective interest expense	$33,767	$13,110	$2,759	$49,636
Effective cost of funds	1.20%	2.07%	4.17%	1.42%
Effective net interest income	$58,962	$40,607	$5,508	$105,077
Effective net interest rate spread	1.71%	4.79%	4.18%	2.39%
Quarterly Period Ended December 31, 2014
Effective interest expense	$6,749	$5,572	$692	$13,013
Effective cost of funds	1.30%	1.95%	4.02%	1.58%
Effective net interest income	$10,202	$14,934	$1,165	$26,301
Effective net interest rate spread	1.72%	3.85%	3.54%	2.60%
Quarterly Period Ended September 30, 2014
Effective interest expense	$6,617	$5,541	$678	$12,836
Effective cost of funds	1.37%	2.01%	4.04%	1.65%
Effective net interest income	$9,946	$14,567	$1,193	$25,706
Effective net interest rate spread	1.72%	3.88%	3.52%	2.62%
Quarterly Period Ended June 30, 2014
Effective interest expense	$6,631	$5,254	$706	$12,591
Effective cost of funds	1.41%	2.07%	4.13%	1.69%
Effective net interest income	$9,725	$14,604	$1,221	$25,550
Effective net interest rate spread	1.63%	4.17%	3.42%	2.64%
Quarterly Period Ended March 31, 2014
Effective interest expense	$6,539	$4,795	$723	$12,057
Effective cost of funds	1.34%	2.10%	4.13%	1.65%
Effective net interest income	$10,620	$13,980	$1,523	$26,123
Effective net interest rate spread	1.67%	4.56%	4.32%	2.70%
Quarterly Period Ended December 31, 2013
Effective interest expense	$6,651	$4,499	$772	$11,922
Effective cost of funds	1.28%	1.99%	4.24%	1.56%
Effective net interest income	$13,895	$13,362	$1,541	$28,798
Effective net interest rate spread	2.15%	4.56%	4.27%	2.97%
Quarterly Period Ended September 30, 2013
Effective interest expense	$9,118	$3,799	$766	$13,683
Effective cost of funds	1.64%	2.04%	4.15%	1.80%
Effective net interest income	$7,825	$11,350	$1,558	$20,733
Effective net interest rate spread	0.96%	4.45%	4.12%	1.97%
(Table 17 and notes continued on next page.)

(Table 17 - continued.)	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency and Other Credit Investments (1)	Securitized Debt Collateralized by Securitized Mortgage Loans	Total
Quarterly Period Ended June 30, 2013
Effective interest expense	$10,352	$2,541	$781	$13,674
Effective cost of funds	1.10%	2.17%	4.15%	1.27%
Effective net interest income	$18,036	$8,103	$1,516	$27,655
Effective net interest rate spread	1.59%	4.97%	4.01%	2.09%
Quarterly Period Ended March 31, 2013
Effective interest expense	$7,646	$2,271	$439	$10,356
Effective cost of funds	0.96%	2.15%	4.00%	1.14%
Effective net interest income	$19,207	$7,790	$894	$27,891
Effective net interest rate spread	2.00%	5.38%	4.19%	2.48%

(1)
Other credit investments presented were comprised of investments in Risk Transfer Securities, SBC-MBS, mortgage loans and other investments at December 31, 2014. At December 31, 2013, other credit investments were comprised of investments in Risk Transfer Securities. We had no other credit investments prior to the quarterly period ended December 31, 2013.

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

Table 18	For the Year Ended December 31,
	2014	2013
Realized (loss) on sale of RMBS, net	$(8,821)	$(66,850)
Unrealized gain/(loss) on RMBS, net	91,290	(147,375)
Unrealized gain/(loss) on other investment securities	(205)	335
Unrealized gain on securitized mortgage loans	1,683	3,950
Unrealized (loss) on securitized debt	(124)	(954)
Unrealized (loss) on mortgage loans carried at fair value	(9)	—
Total	$83,814	$(210,894)
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
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 13 - Commitments and Contingencies to the consolidated financial statements included under Item 8 of this annual report Form 10-K.
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
Basis of Presentation
The audited consolidated financial statements include our accounts and those of our consolidated subsidiaries and VIEs in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. We currently operate as one business segment.
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Classification of RMBS and valuations of financial instruments
Fair value election
To date, we have elected the fair value option of accounting for all of our investment securities at the time of purchase and our securitized debt when initially incurred. As a result of the fair value election on such assets/liabilities, we record the change in the estimated fair value of such assets and liabilities in earnings as unrealized gains/(losses). We believe that our election of the fair value option for our investments and securitized debt improves financial reporting, as it is consistent with presenting changes in the fair value of derivative instruments through earnings.
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
Any changes to the valuation methodology will be reviewed by our Manager and audit committee to ensure the changes are appropriate. We may refine our valuation methodologies as market and products develop. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods are appropriate and are believed to result in valuations consistent with other market participants, the use of different methodologies, or assumptions, to determine the estimated fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.
The following describes the valuation methodologies used for our financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Agency RMBS, non-Agency RMBS, TBA Contracts, Securitized Mortgage Loans, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, other investment securities, securitized mortgage loans and non-recourse securitized debt, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to valuations received from a third party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation models that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for securities may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency RMBS, non-Agency RMBS, TBA Contracts, Securitized Mortgage Loans, Non-Recourse Securitized Debt and Other Investment Securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for our Agency RMBS, Risk Sharing Securities (which are included in our “other investment securities”) and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and Risk Sharing Securities as Level II valuations. While market liquidity exists for non-Agency RMBS, securities underlying our securitized mortgage loans, securitized debt, SBC-MBS and

SBA-IO, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, the valuations for such instruments are categorized as Level III.
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
Swaps and Swaptions
We determine the estimated fair value of our Swaps and Swaptions based on market valuations obtained from a third party with expertise in valuing such instruments. With respect to Swap valuations, the expected future cash flows are determined for the fixed and floating leg of the Swap. To arrive at the expected cash flows for the fixed leg of a Swap, the rate stated in the Swap agreement is used and, to arrive at the cash flows for the floating leg, forward rates derived from raw yield curve data to are used. Finally, both the fixed and floating legs’ cash flows are discounted using the calculated discount factors and the fixed and floating leg valuations are netted to arrive at a single valuation for the Swap at the valuation date. Swaptions require the same market inputs as Swaps with the addition of implied Swaption volatilities quoted by the market. The valuation inputs for Swaps and Swaptions are observable and, as such, their valuations are categorized as Level II in the fair value hierarchy.
Interest income recognition
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time. Substantially all the Agency RMBS we held at December 31, 2015 were acquired subsequent to June 30, 2013.
For Agency IO, Agency Inverse IO and Agency Inverse Floater securities, income is accrued based on the amortized cost and the effective yield. Cash received on Agency IO and Agency Inverse IO securities is first applied to accrued interest and then to reduce the amortized cost. At each reporting date, the effective yield is adjusted prospectively based on the current cash flow projections, which reflect prepayment estimates and the contractual terms of the security.
Interest income on non-Agency RMBS and other investment securities rated below AA or not rated by a nationally recognized statistical rating organization is recognized based on the effective yield method of accounting. The effective yield on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to the future path of interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models and our judgment about interest rates, prepayment speeds, the timing and amount of credit losses and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, prepayments of principal and the payment priority structure of the security; therefore actual maturities are generally shorter than the stated contractual maturities of the underlying mortgages. Based on the projected cash flows for our non-Agency RMBS, we generally expect that a portion of the purchase discount on such securities will not be recognized as interest income and is instead viewed as a credit discount. Credit discount, if any, mitigates our risk of loss on our non-Agency RMBS and other investment securities. The amount of discount considered to be credit discount may change over time, based on the actual performance of the underlying mortgage collateral, actual and projected cash flows from such collateral, economic conditions and other factors. If the performance of a security with a credit discount is more favorable than forecasted, we may accrete more discount into interest income than expected at the time of purchase or when performance was last assessed. Conversely, if the performance of a security with a credit discount is less favorable than forecasted, the amount of discount accreted into income may be less than expected at the time of purchase or when performance was last assessed and/or impairment and write-downs of such securities to a new lower cost basis could result, as discussed below.
Impairments - Investment Securities
When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our investment securities for impairment on at least a quarterly basis and designate such impairments as either “temporary” or “other than temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an other than temporary impairment (or, OTTI) through earnings. If we do not expect to sell an other than temporarily impaired security, only the portion of the OTTI that is related to credit losses will be recognized as an OTTI, with the remainder recognized through earnings as a component of unrealized gains/(losses) on our statement of operations. When an OTTI is recognized, a new cost basis is established for the security, which new cost basis may not be adjusted for subsequent recoveries in fair value through earnings. However, if the performance of a security on which an OTTI was previously recognized improves, future yields may increase on such securities, resulting in a reversal of the prior impairment over time. The determination as to whether an OTTI exists and, if so, the amount of such impairment recognized is subjective, as such determinations are based on information available at the time of assessment, as well as our Manager’s estimates of the future performance and cash flow projections for the individual security. As a result, the timing and amount of OTTI constitutes material estimates that are susceptible to significant change.
Securitized Mortgage Loans and Mortgage Loans
Application of the interest method of accounting for our pools of securitized mortgage loans and mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for each pool of mortgage loans. To the extent the actual performance of a loan is better than last expected, the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of the such mortgage pool. However, if the revised cash flow estimates on a loan pool provides a lower yield than the original or the last calculated yield, we recognize an OTTI through earnings which results in a corresponding reduction to the amortized cost of the loan pool. Decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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
Warehouse Line Receivable
We accrue interest income on our warehouse line receivable, which income is included as a component of our “Interest income-other” on our consolidated statements of operations. The warehouse line receivable is included in “Other investments,” on our consolidated balance sheets. We accrue interest income on the warehouse line based on the contractual terms governing the warehouse line receivable agreement. We assess the collectability of the warehouse receivable and associated income on at least a quarterly basis.
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
All derivatives are reported as either assets or liabilities on the balance sheet at estimated fair value. We have not elected hedge accounting for our derivative instruments and, as a result, changes in the fair value for our derivatives are recorded in earnings. The fair value adjustments, along with the related interest income or interest expense, are recognized in our consolidated statement of operations in the line item “Gain/(loss) on derivative instruments, net”. If our hedging activities do not achieve the desired results, our earnings may be adversely affected.
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
Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Investment securities financed through a repurchase agreement remain on our consolidated balance sheet as an asset and cash received from the lender is recorded on our consolidated balance sheet as a liability. Interest paid and accrued in accordance with our repurchase agreements is recorded as interest expense.
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
We have a wholly owned TRS and may, in the future, elect to treat newly formed subsidiaries as a TRS. A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2015, our TRS and its subsidiaries, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of approximately $1.5 million. Given the limited operating history of our TRS and its subsidiaries, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million associated with our net operating loss carryforward has been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2015 or 2014 and have not recorded any tax benefits through December 31, 2015.
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2012. We do not have any unrecognized tax benefits and do not expect a change in our position for unrecognized tax benefits in the next twelve months.
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
Timing differences between our GAAP and taxable net income arise as a result of temporary differences between when certain revenue or expense items are recognized in earnings. The differences are expected to reverse over time and may cause significant short-term variances between GAAP and taxable net income. For 2015, the primary differences between our GAAP and taxable income arose from the following: (1) unrealized gain/(losses) that are recognized for GAAP purposes are not recognized for tax purposes; (2) discount accretion on non-Agency RMBS was less for tax purposes than for GAAP; (3) gains and losses on the termination of Swaps and Swaptions were recognized in the period that the Swap or Swaption was terminated for GAAP purposes, while such gains/(losses) are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption for tax purposes; and (4) purchase premium amortization on Agency RMBS was higher for tax purposes than for GAAP. In addition, we hold certain securities that were issued with OID. We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income with respect to securities with OID may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes which will never affect the calculation of taxable income.
As of December 31, 2015, for tax purposes we had estimated non-deductible net capital losses of approximately $67.7 million which may be carried forward and applied against future net capital gains, of which approximately $20.4 million may be carried forward four years and approximately $47.3 million may be carried forward three years. This capital loss carryforward will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute, as capital gains.
Depending on the structure of securitization/resecuritization transactions, for tax purposes such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes. Our February 2013 Securitization was treated as a sale for tax purposes but treated as a financing for GAAP purposes, whereby we consolidate the securitization trust under GAAP. As a result of these differences, for tax purposes no interest income is recognized on our securitized mortgage loans and no interest expense is recognized for our securitized debt; instead, interest income is recognized on the subordinated bonds we received from the associated trust. Our March 2015 Securitization was treated as a financing transaction for both GAAP and tax accounting purposes and, as such we are viewed as owing mortgage loans for both GAAP and tax purposes. However, with respect to income recognition on the securitized mortgage loans, for purposes of recognizing taxable income we are not permitted to estimate future losses on the securitized mortgage loans, while for GAAP purposes we are required to estimate future losses on the mortgage loans. These difference in GAAP versus tax accounting methods result in timing differences between GAAP and tax interest income recognized on mortgage loans associated with our March 2015 Securitization.
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of common and preferred stock. As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes.
Our primary sources of cash for the year ended December 31, 2015 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio. We expect that in the future, subject to market conditions, that we may issue additional shares of our common stock, other types of debt and/or equity securities and engage in additional securitization/resecuritization transactions.
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
Public Offerings of Capital Stock
The following table presents information with respect to shares of our capital stock we issued through public offerings from January 1, 2013 through December 31, 2015:

Table 19
Date of Issuance	Type of Capital Stock Issued	Number of Shares Issues	Offering Price Per Share	Net Proceeds
March 25, 2013	Common	1,020,000	$22.00	$22,430
March 13, 2013	Common	6,800,000	$22.00	$149,212
We primarily used the cash from these public offerings to invest on a levered basis in our target assets.
Stock Repurchase Program
On November 6, 2013, our Board of Directors authorized the Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through December 31, 2015, we repurchased 360,800 shares of common stock, all of which were repurchased during August and September of 2015, at an average cost per share of $13.86. At December 31, 2015, $45,000 of common stock remained authorized for future share repurchases under the Repurchase Program.
Investing Activity
During the year ended December 31, 2015, we: (i) invested $1,503,520 in Agency pass-through RMBS at a weighted average purchase price of 106.3% of par value, $78,591 in Agency IOs, $15,789 in Agency Inverse IO, $312,638 in non-Agency RMBS with a weighted average purchase price of 92.0% of par value, $169,606 in other investment securities, $28,642 in other investments and $81,094 in mortgage loans; (ii) received prepayments and scheduled amortization of $197,376 for Agency RMBS, $169,038 for non-Agency RMBS, and $17,143 on our securitized mortgage loans; and (iii) sold Agency RMBS of $1,733,187 realizing a net gain of $2,786 and sold $375,564 of non-Agency RMBS realizing a net gain of $14,212. As of December 31, 2015, we had investment related receivables of $2,692.
We receive interest-only payments with respect to the notional amount of Agency IO, Agency Inverse IO and SBA-IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of assets. Unlike Agency RMBS, the market prices of an IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO of $57,354 with an aggregate notional balance of $564,931, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the year ended December 31, 2015, we sold $60,973 of Agency IO and Agency Inverse IO securities with aggregate notional balances of $226,200, realizing an aggregate net gain of $307.
As of December 31, 2015, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 83.6% and 82.8% of par as of December 31, 2015 and December 31, 2014, respectively. (For additional information about our RMBS portfolio as of December 31, 2015, see Tables 27, 30 and 31 included under Item 7A and Note 4 - Residential Mortgage-Backed Securities to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS, non-Agency RMBS and other investment securities with such securities pledged as collateral to secure such borrowings. At December 31, 2015, we had outstanding repurchase agreement borrowings with 18 counterparties totaling $2,898,347. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of December 31, 2015, we had master repurchase agreements with 25 counterparties, and as a matter of routine business we may have discussions with other financial institutions in order to potentially provide us with additional repurchase agreement capacity.
The following table presents certain information about our borrowings for the periods presented:

Table 20	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End During the Period
December 31, 2015	$2,898,737	$2,898,347	$2,913,423	$20,566	$18,904	$20,840
September 30, 2015	$3,047,811	$3,011,025	$3,071,188	$24,708	$21,351	$24,730
June 30, 2015	$3,215,482	$3,177,679	$3,240,446	$28,582	$25,828	$28,883
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026

December 31, 2014	$3,178,580	$3,402,327	$3,402,327	$34,176	$33,098	$34,519
September 30, 2014	$2,998,470	$3,076,808	$3,076,808	$36,500	$34,947	$36,692
June 30, 2014	$2,900,282	$2,991,989	$2,991,989	$39,133	$37,348	$39,066
March 31, 2014	$2,887,060	$2,859,344	$2,956,389	$41,835	$40,281	$41,292

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

The following table presents information about our borrowings by type of collateral pledged and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 21	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
December 31, 2015:
Agency RMBS repurchase borrowings	$1,719,479	$1,800,420	0.48%	1.52%
Non-Agency RMBS and Other Investment repurchase borrowings	1,088,587	1,402,178	1.91%	1.91%
Securitized Mortgage Loans repurchase borrowings (3)	90,281	125,125	2.82%	3.19%
Total repurchase borrowings	2,898,347	3,327,723	1.08%	1.72%
Securitized debt	18,904	91,599	4.64%	4.64%
Total	$2,917,251	$3,419,322	1.11%	1.74%
September 30, 2015:
Agency RMBS repurchase borrowings	$1,809,868	$1,900,594	0.42%	1.47%
Non-Agency RMBS and Other Investment repurchase borrowings	1,109,399	1,434,741	1.86%	1.86%
Securitized Mortgage Loans repurchase borrowings	91,758	125,948	2.61%	3.18%
Total repurchase borrowings	3,011,025	3,461,283	1.04%	1.68%
Securitized debt	21,351	93,751	4.97%	4.97%
Total	$3,032,376	$3,555,034	1.07%	1.70%
June 30, 2015:
Agency RMBS repurchase borrowings	$1,868,994	$1,955,767	0.38%	1.35%
Non-Agency RMBS repurchase borrowings	1,215,083	1,577,653	1.82%	1.82%
Securitized Mortgage Loans repurchase borrowings	93,602	128,933	2.76%	3.33%
Total repurchase borrowings	3,177,679	3,662,353	0.97%	1.57%
Securitized debt	25,828	98,223	4.60%	4.60%
Total	$3,203,507	$3,760,576	1.00%	1.60%
(Table 21 and notes continued on next page.)

(Table 21 - continued.)	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
March 31, 2015:
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS repurchase borrowings	1,134,211	1,492,830	1.88%	1.88%
Securitized Mortgage Loans repurchase borrowings	94,868	130,672	2.15%	3.08%
Total repurchase borrowings	3,303,385	3,815,793	0.93%	1.52%
Securitized debt	29,240	101,261	4.69%	4.69%
Total	$3,332,625	$3,917,054	0.96%	1.58%
December 31, 2014:
Agency RMBS repurchase borrowings	$2,205,082	$2,313,124	0.34%	1.30%
Non-Agency RMBS repurchase borrowings	1,164,092	1,538,096	1.95%	1.95%
Securitized Mortgage Loans repurchase borrowings	33,153	47,786	2.20%	3.84%
Total repurchase borrowings	3,402,327	3,899,006	0.93%	1.56%
Securitized debt	33,098	104,438	4.20%	4.20%
Total	$3,435,425	$4,003,444	0.96%	1.58%
September 30, 2014:
Agency RMBS repurchase borrowings	$1,934,669	$2,022,839	0.34%	1.37%
Non-Agency RMBS repurchase borrowings	1,112,962	1,486,250	2.01%	2.01%
Securitized Mortgage Loans repurchase borrowings	29,177	48,036	1.88%	3.76%
Total repurchase borrowings	3,076,808	3,557,125	0.95%	1.62%
Securitized debt	34,947	106,947	4.27%	4.27%
Total	$3,111,755	$3,664,072	0.99%	1.65%
June 30, 2014:
Agency RMBS repurchase borrowings	$1,905,783	$2,029,915	0.36%	1.41%
Non-Agency RMBS repurchase borrowings	1,057,637	1,390,446	2.07%	2.07%
Securitized Mortgage Loans repurchase borrowings	28,569	48,638	1.88%	3.80%
Total repurchase borrowings	2,991,989	3,468,999	0.97%	1.66%
Securitized debt	37,348	109,712	4.36%	4.36%
Total	$3,029,337	$3,578,711	1.01%	1.69%
March 31, 2014:
Agency RMBS repurchase borrowings	$1,861,066	$1,962,536	0.39%	1.34%
Non-Agency RMBS repurchase borrowings	970,044	1,303,098	2.10%	2.10%
Securitized Mortgage Loans repurchase borrowings	28,234	47,614	2.06%	4.00%
Total repurchase borrowings	2,859,344	3,313,248	0.95%	1.61%
Securitized debt	40,281	110,307	4.23%	4.23%
Total	$2,899,625	$3,423,555	0.99%	1.65%

(1)
Includes cash collateral pledged for Agency RMBS and non-Agency RMBS. (See Note 9 - Collateral Positions to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS acquired in connection with our February 2013 securitization transaction. Such non-Agency RMBS were eliminated in consolidation with the VIE associated with the securitization and as a result are not included in our consolidated balance sheet. (See Notes 5 - Securitized Mortgage Loans and 14 - Use of Special Purpose Entities to the consolidated financial statements included under Item 8 of this annual report on Form 10-K.)

With respect to our repurchase agreement borrowings, the “haircut” represents the percentage by which the collateral value is contractually required to exceed the loan amount. At December 31, 2015, haircuts ranged from 3.0% to 5.0% for our repurchase borrowings secured by Agency RMBS and 10.0% to 40.0% for repurchase borrowings secured by non-Agency RMBS. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants at December 31, 2015. At December 31, 2015, RMBS pledged as collateral to lenders as security for repurchase agreements totaled $3,102,688 and RMBS held as a component of clearing margin totaled $3,522. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at December 31, 2015, was comprised of $61,772 pledged in connection with repurchase borrowings and $21,921 pledged in connection with derivative contracts.
Cash Flows and Liquidity for the Year Ended December 31, 2015
Our cash and cash equivalents increased by $5,701 during the year ended December 31, 2015, reflecting $48,231 provided by operating activities, $563,201 provided by investing activities and $605,731 used by financing activities. We held cash of $120,144 at December 31, 2015. (See “Consolidated Statements of Cash Flows,” included under Item 8 of this annual report on Form 10-K.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of the periods presented:

Table 22
December 31, 2015	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Borrowings under repurchase agreements	$2,898,347	$—	$—	$—	$2,898,347
Interest on repurchase agreements borrowings(1)	13,651	—	—	—	13,651
Total	$2,911,998	$—	$—	$—	$2,911,998

(1)
Interest expense is calculated based on the interest rate in effect at December 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 13 - Commitments and Contingencies and 16 - Stockholders’ Equity to the consolidated financial statements included under Item 8 of this annual report on Form 10-K for a discussion with respect to our Management Agreement and Preferred Stock.) At December 31, 2015, we had securitized debt with a balance of $18,904 (and a fair value of $18,951) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement) per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our CFO/Treasurer/Secretary based on the percentage of her time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, board of director fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.
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
As of December 31, 2015, our Management Agreement ran through July 27, 2016, with automatic one year renewals thereafter provided that the independent directors of our board do not provide notice of termination in accordance with the terms of the Management Agreement. Given that the independent members of our board of directors did not provide notice of termination of the Management Agreement to our Manager within 180 days of the July 27, 2016 renewal date, the Management Agreement was renewed through July 27, 2017.
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
We intend to continue to make regular quarterly dividend distributions to holders of our capital stock. U.S. Federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to continue to pay regular quarterly dividends to our stockholders in an amount at least equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. Federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. (See “Variances between GAAP Income and Taxable Income,” above.)
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
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this annual report on Form 10-K are as follows:

Table 23	For the Year Ended December 31,
	2015		2014		2013
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/ Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$32,358	1.03%	$30,386	0.99%	$27,602	0.79%
Adjustment:
Net interest component of Swaps	19,404	0.62%	20,112	0.65%	22,034	0.63%
Effective cost of funds	$51,762	1.65%	$50,498	1.64%	$49,636	1.42%
Weighted average balance of borrowings	$3,092,543		$3,029,807		$3,501,312

Table 24	For the Year Ended December 31,
	2015		2014		2013
	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$160,100	4.38%	$154,177	4.28%	$154,713	3.81%
Less: effective interest expense/effective cost of funds (1)	51,762	1.65%	50,498	1.64%	49,636	1.42%
Effective net interest income	$108,338	2.73%	$103,679	2.64%	$105,077	2.39%
Weighted average balance of interest earning assets	$3,658,017		$3,601,806		$4,058,509

(1)	As reconciled above in Table 23.

Table 25	Reconciliation of Interest Expense to Effective Cost of Funds for the Quarterly Periods Presented
		GAAP		Adjustment	Non-GAAP
	Weighted Average Balance of Borrowings	Interest Expense	Cost of Funds	Net Interest Component of Swaps	Effective Cost of Borrowings	Effective Cost of Funds
2014 - Quarterly Period Ended:
December 31	$3,212,756	$7,900	0.96%	$5,113	$13,013	1.58%
September 30	$3,034,970	$7,708	0.99%	$5,128	$12,836	1.65%
June 30	$2,939,415	$7,510	1.01%	$5,081	$12,591	1.69%
March 31	$2,928,895	$7,268	0.99%	$4,789	$12,057	1.65%
2013 - Quarterly Period Ended:
December 31	$2,995,533	$7,358	0.96%	$4,564	$11,922	1.56%
September 30	$3,013,372	$6,789	0.89%	$6,894	$13,683	1.80%
June 30	$4,308,870	$7,237	0.67%	$6,437	$13,674	1.27%
March 31	$3,698,371	$6,217	0.68%	$4,139	$10,356	1.14%

The following table provides a reconciliation of our operating earnings to our net income/(loss) reported in accordance with GAAP for the periods presented:

Table 26	For the Year Ended December 31,
	2015	2014	2013
Net income/(loss) allocable to common stockholders	$(26,008)	$81,690	$(61,416)
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(16,998)	8,821	66,850
Unrealized (gain)/loss on RMBS, net	64,027	(102,942)	134,002
Unrealized (gain)/loss on derivative instruments, net	5,015	39,379	(50,373)
OTTI recognized	12,089	14,891	13,373
Realized (gain)/loss on Swap and Swaption terminations, net	15,636	22,502	(30,956)
Realized (gain)/loss on TBA Contracts	6,356	6,534	(281)
Tax amortization of (loss) on Swaption terminations and expirations, net	(2,549)	(702)	—
Unrealized (gain)/loss on securitized mortgage loans	1,958	(4,813)	(3,950)
Unrealized loss on mortgage loans	—	9	—
Unrealized (gain)/loss on securitized debt	(1,031)	124	954
Unrealized (gain)/loss on other investment securities	6,376	96	(335)
Realized (gain) on sale of other investment securities, net	(102)	—	—
Non-cash stock-based compensation expense	1,189	1,265	1,047
Total adjustments to arrive at operating earnings	91,966	(14,836)	130,331
Operating earnings	$65,958	$66,854	$68,915
Basic and diluted operating earnings per share of common stock	$2.06	$2.09	$2.26
Basic and diluted weighted average common shares outstanding	31,954	32,028	30,444

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
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
Credit Risk
We are subject to varying degrees of credit risk in connection with our assets. Although we do not expect to encounter credit risk in our Agency RMBS, we do expect to encounter credit risk related to our non-Agency RMBS, other investment securities, securitized mortgage loans, mortgage loans and other investments. The credit support built into non-Agency RMBS and SBC-MBS transaction structures is designed to mitigate credit losses. In addition, to date, we have purchased the substantial majority of our non-Agency RMBS at a discount to par value, which is expected to further mitigate our risk of loss in the event that less than 100% of the par value of such securities is received. However, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results. The credit risk associated with our warehouse line receivable is mitigated by a pledge of substantially all the equity of the third-party borrower/guarantor, which borrower has legal title to the homes, BFT Contracts and mortgage loans that we finance on a warehouse line. With respect to our securitized mortgage loans, we retain the risk of potential credit losses. Our Manager seeks to reduce downside risk related to unanticipated credit events through the use of active asset surveillance to evaluate collateral pool performance and overseeing the servicer. Investment decisions are made following a bottom-up credit analysis of specific risk assumptions. As part of the risk management process our Manager uses detailed proprietary models to evaluate, depending on the asset class, house price appreciation and depreciation by region, prepayment speeds and foreclosure frequency, cost and timing.

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at December 31, 2015. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO) and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 27	Year of Securitization(1)
	2015	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	9	9	10	35	61	61	35	220
Carrying Value/Estimated Fair Value	$76,660	$111,264	$58,774	$218,712	$367,221	$260,483	$104,112	$1,197,226
Amortized Cost	$77,348	$112,407	$49,310	$205,675	$364,183	$256,238	$101,637	$1,166,798
Current Par Value	$77,809	$113,011	$85,548	$275,656	$443,575	286,674	$113,600	$1,395,873
Carrying Value to Current Par	98.52%	98.45%	68.70%	79.34%	82.79%	90.86%	91.65%	85.77%
Amortized Cost to Current Par	99.41%	99.47%	57.64%	74.61%	82.10%	89.38%	89.47%	83.59%
Net Weighted Average Coupon	3.14%	3.38%	1.79%	1.02%	1.22%	1.71%	2.28%	1.68%
Collateral Attributes:
Weighted Average Loan Age (in months)	97	103	109	116	128	139	159	126
Weighted Average Original Loan-to-Value	90.19%	78.84%	78.90%	78.85%	79.87%	79.71%	81.70%	80.32%
Weighted Average Original FICO score	634	574	688	667	660	642	603	644
Current Performance:
60+ Day Delinquencies	29.41%	62.13%	24.40%	25.21%	26.18%	22.44%	24.94%	28.54%
Average Credit Enhancement(2)	37.67%	43.37%	1.56%	21.21%	30.24%	28.29%	24.34%	27.94%
3 Month CPR(3)	2.75%	2.34%	3.80%	4.49%	6.37%	6.35%	6.02%	5.27%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the year ended December 31, 2015.

The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at December 31, 2015. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 28	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	64	673	156	99	291	1,286
Current unpaid principal balance	$468	$13,654	$131,903	$27,620	$14,647	$22,706	$210,998
Loan Attributes:
Weighted average loan age (in months)	77	93	102	110	124	157	110
Weighted average original loan-to-value	72.79%	73.33%	80.21%	81.14%	76.61%	83.78%	80.01%
Weighted average original FICO score	519	620	631	620	649	619	627
Net weighted average coupon rate	7.29%	6.43%	5.82%	5.93%	5.24%	6.53%	5.91%
Current Performance:
Current	—%	67.43%	73.27%	77.98%	85.88%	72.92%	74.19%
30 day delinquent	40.66%	12.65%	7.62%	11.80%	8.82%	13.14%	9.24%
60 days delinquent	—%	4.59%	5.06%	1.12%	1.32%	6.48%	4.40%
90+ days delinquent	35.62%	12.40%	7.51%	5.61%	2.10%	3.23%	6.80%
Bankruptcy/foreclosure	23.72%	2.93%	6.54%	3.49%	1.88%	4.23%	5.37%
At December 31, 2015, we had investments with a fair value of $64,607 in SBC-MBS which had an aggregate amortized cost of $67,465 and par value of $76,276. These SBC-MBS had a weighted average credit enhancement of 24.41%, based on the percentage of all outstanding referenced loans. At December 31, 2015, our SBC-MBS had a weighted average coupon rate of 0.95%, based on the current par value. The performance of our SBC-MBS is impacted by the performance of the underlying loans collateralizing the SBC-MBS securitization. At December 31, 2015, the loans underlying the SBC-MBS securitization had a weighted average loan age of 110 months, a weighted average original loan-to-value of 59.35%, and a weighted average FICO score of 672. At December 31, 2015, 19.10% of the loans underlying the SBC-MBS were 60 or more days delinquent.
At December 31, 2015, we had investments of $98,656 in Risk Sharing Securities with an amortized cost of $101,942 and par, or reference, value of $103,813. These Risk Sharing Securities had a weighted average credit enhancement of 0.72%, based on the percentage of all outstanding referenced mortgages and at December 31, 2015, had a weighted average coupon rate of 3.97%, based on the par value. The performance of Risk Sharing Securities is based upon the performance of the referenced mortgages associated with the respective securitization. At December 31, 2015, the loans underlying our investments had, a weighted average loan age of 29 months, a weighted average original loan-to-value of 71.29%, and a weighted average FICO score of 759. At December 31, 2015, 0.13% of the loans underlying our investments in Risk Sharing Securities were 60 or more days delinquent.
The following table presents the fair value of our non-Agency RMBS at December 31, 2015, by original purchase price as a percentage of our par value by year of acquisition:

Table 29	Year of Acquisition
Acquisition Price(1)	2015	2014	2013	2012	2011	Total	Percent of Total
>100%	$4,931	$1,911	$1,560	$—	$—	$8,402	0.7%
100% to 95%	100,557	112,529	16,624	—	—	229,710	19.1
<95% to 85%	96,070	60,086	135,593	23,221	3,170	318,140	26.6
<85% to 75%	18,369	83,220	123,765	55,163	9,116	289,633	24.2
<75% to 65%	3,660	13,762	59,224	111,870	16,970	205,486	17.2
<65%	6,458	7,668	3,302	106,679	21,748	145,855	12.2
Total	$230,045	$279,176	$340,068	$296,933	$51,004	$1,197,226	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at December 31, 2015 based on fair value:

Table 30
Property Location	Percent(1)
California	28.2%
New York	11.0
Florida	8.1
New Jersey	5.0
Texas	4.8
Other(2)	42.9
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.1% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at December 31, 2015:

Table 31
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$838,129	70.0%
Alt-A	147,708	12.3
Option ARM	211,389	17.7
Total	$1,197,226	100.0%
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
Our securitized mortgage loans are carried at their estimated fair value with unrealized gains and losses included in earnings. Such assets, which are credit sensitive, are comprised of both ARM and fixed rate mortgage loans. As a result, changes in the fair value of our securitized mortgage loans are expected to be impacted by delinquencies, changes in housing prices, jobless rates, changes in interest rates and other factors.
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

The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at December 31, 2015, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at December 31, 2015, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 32
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	0.88%	6.62%
+50	1.00%	4.39%
(50)	(1.07)%	(11.31)%
(100)	(2.59)%	(23.44)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2015. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
Market Spread Risk
When the market spread between the yield on our investment securities (comprised of Agency RMBS, non-Agency RMBS and other investment securities) and benchmark interest rates widens, our net stockholders’ equity (or, net book value) could decline if the value of our investment securities falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk”. The spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, changes at or actions taken by GSEs, market liquidity, or changes in required rates of return on different assets. Consequently, while we use Swaps, Swaptions, TBA contracts, and may from time to time use other derivative instruments as economic hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our portfolio value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment securities portfolio (including derivatives and other securities used as economic hedges) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 5, 15 and 25 basis points. The estimated impact of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes interest rates and prices on our investment securities as of December 31, 2015. However, our portfolio's sensitivity to spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Table 33
Basis Point Change in Spread Shock	Estimated Change in Portfolio Market Value (1)	Estimated Change as a Percentage of Equity
(25)	1.61%	7.85%
(15)	0.98%	4.77%
(5)	0.32%	1.57%
+5	(0.32)%	(1.57)%
+15	(0.96)%	(4.69)%
+25	(1.59)%	(7.77)%

(1)	Scenarios reflect the net impact of spread shock on RMBS, Other Investment Securities, Securitized Mortgage Loans, and TBA Contracts.

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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut to the collateral value, whereby the haircut reflects the percentage by which the collateral value is discounted to determine the loan amount. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of December 31, 2015, see Note 9 - Collateral Positions to the consolidated financial statements, included under Item 8 of this annual report on Form 10-K.)
We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk and are required to pledge cash or securities as collateral as part of a margin arrangement in connection with such contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps and Swaptions per counterparty. In the event that a counterparty to one of these contracts were to default on its obligation, we would be exposed to a loss when the amount of cash or securities pledged by us exceeds the unrealized loss on such contracts and to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption is unable to perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and, as a result, a Swaption that has value, based on its terms, may become worthless.
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

The following table summarizes our exposure to our repurchase agreements and derivative counterparties at December 31, 2015:

Table 34	Number of Counter-parties(1)	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure(2)	Exposure as Percent of Total Assets
North America:
United States(1)	8	$1,307,770	$(8,466)	$217,015	5.9%
Canada(3)	2	373,900	—	73,125	2.0%
	10	1,681,670	(8,466)	290,140	7.9%
Europe:(3)
Switzerland	3	212,584	—	74,229	2.0%
United Kingdom	2	30,828	(926)	11,348	0.3%
Netherlands	1	235,393	—	12,680	0.3%
France	1	203,318	—	21,024	0.6%
	7	682,123	(926)	119,281	3.2%
Asia:(3)
Japan	3	534,554	(74)	30,012	0.8%
Total	20	$2,898,347	$(9,466)	$439,433	11.9%

(1)	Includes $1,881 of exposure associated with a Swap that is cleared through a U.S. based clearing house.

(2)
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

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At December 31, 2015, we had $10,239 extended under a warehouse line. If the warehouse counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 18 counterparties at December 31, 2015. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2015:

Table 35
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
UBS(3)	A/A2/*	$36,170	5	5.21%
Credit Suisse Securities (USA) LLC	A/*/*	$38,059	2	5.48%
Royal Bank of Canada(4)	AA-/Aa3/AA	$67,295	1	9.68%
Wells Fargo(5)	AA-/Aa1/AA	$106,097	8	15.27%

(1)
The counterparty rating presented is the long-term issuer credit rating as rated at December 31, 2015 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.  An “*” indicates that no rating was given by the respective rating agency.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with UBS AG, London Branch and UBS Securities, LLC. Counterparty rating is the rating for UBS AG, London Branch, which represents $29,928 of total exposure. The remaining exposure is to UBS Securities, LLC which was rated A by Standard & Poor’s Ratings Services as of December 31, 2015.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada which represents $23,627 of the total exposure. The remaining exposure is to RBC (Barbados) Trading Bank Corporation which was rated A2 by Moody’s Investor Services at December 31, 2015.

(5)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $85,639 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of December 31, 2015.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At December 31, 2015, we had cash and cash equivalents of $120,144 which was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits, and $40,012 invested in a money market fund.
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
New York, New York
We have audited the accompanying consolidated balance sheets of Apollo Residential Mortgage, Inc. and subsidiaries (or, the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apollo Residential Mortgage, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 4, 2016

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands - except share and per share data)

	December 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$120,144	$114,443
Restricted cash	83,693	69,006
Residential mortgage-backed securities, at fair value ($2,981,085 and $3,583,853 pledged as collateral, respectively)	3,061,582	3,755,632
Securitized mortgage loans (transferred to a consolidated variable interest entity), at fair value	167,624	104,438
Other investment securities, at fair value ($163,263 and $34,228 pledged as collateral, respectively)	166,190	34,228
Other investments	45,233	40,561
Mortgage loans, at fair value ($0 and $13,602 pledged as collateral, respectively)	—	14,120
Investment related receivable ($0 and $168,705 pledged as collateral, respectively)	2,692	191,455
Interest receivable	9,849	10,455
Derivative instruments, at fair value	4,347	11,642
Other assets	1,671	2,073
Total Assets	$3,663,025	$4,348,053

Liabilities:
Borrowings under repurchase agreements	$2,898,347	$3,402,327
Non-recourse securitized debt, at fair value	18,951	34,176
Investment related payable	—	76,105
Obligation to return cash held as collateral	280	2,546
Accrued interest payable	9,138	13,026
Derivative instruments, at fair value	13,813	8,949
Payable to related party	6,373	4,968
Dividends and dividend equivalents payable	19,170	18,305
Accounts payable, accrued expenses and other liabilities	2,090	1,699
Total Liabilities	2,968,162	3,562,101

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 and 6,900,000 shares issued and outstanding, respectively ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 31,853,025 and 32,088,045 shares issued and outstanding, respectively	319	321
Additional paid-in capital	789,465	793,274
Accumulated deficit	(94,990)	(7,712)
Total Stockholders’ Equity	694,863	785,952
Total Liabilities and Stockholders’ Equity	$3,663,025	$4,348,053

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands - except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Interest Income:
Residential mortgage-backed securities	$137,238	$144,529	$146,263
Securitized mortgage loans and mortgage loans	13,444	7,900	8,267
Other	9,418	1,748	183
Total interest income	160,100	154,177	154,713

Interest Expense:
Repurchase agreements	(30,984)	(28,746)	(25,808)
Securitized debt	(1,374)	(1,640)	(1,794)
Total interest expense	(32,358)	(30,386)	(27,602)

Net Interest Income	127,742	123,791	127,111

Other Income/(Loss), net
Realized gain/(loss) on sale of residential mortgage-backed securities, net	16,998	(8,821)	(66,850)
Realized gain on sale of other investment securities, net	102	—	—
Other than temporary impairments recognized	(12,089)	(14,891)	(13,412)
Unrealized gain/(loss) on residential mortgage-backed securities, net	(64,027)	102,942	(133,963)
Unrealized gain/(loss) on securitized debt	1,031	(124)	(954)
Unrealized gain/(loss) on securitized mortgage loans	(1,958)	4,813	3,950
Unrealized (loss) on mortgage loans	—	(9)	—
Unrealized gain/(loss) on other investment securities	(6,376)	(96)	335
Gain/(loss) on derivative instruments, net (includes ($5,015), ($39,379) and $50,373 of unrealized gains/(losses), respectively)	(46,411)	(88,527)	59,576
Other, net	(123)	82	76
Other Income/(Loss), net	(112,853)	(4,631)	(151,242)

Operating Expenses:
General and administrative (includes ($1,189), ($1,265), and ($1,047) of non-cash stock based compensation, respectively)	(15,415)	(11,905)	(11,501)
Management fee - related party	(11,069)	(11,200)	(11,579)
Total Operating Expenses	(26,484)	(23,105)	(23,080)

Net Income/(Loss)	(11,595)	96,055	(47,211)

Preferred Stock Dividends Declared	(13,800)	(13,800)	(13,800)

Net Income/(Loss) Allocable to Common Stock and Participating Securities	$(25,395)	$82,255	$(61,011)

Earnings/(Loss) per Common Share - Basic and Diluted	$(0.81)	$2.55	$(2.02)

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands - except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings/(Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Par	Shares	Par
Balance at December 31, 2012	6,900,000	$69	24,205,972	$242	$619,399	$97,073	$716,783
Issuance of common stock, net of expenses	—	—	7,820,000	78	171,564	—	171,642
Restricted stock grants	—	—	6,748	—	—	—	—
Capital increase related to equity compensation, net	—	—	6,250	—	1,047	—	1,047
Net income/(loss)	—	—	—	—	—	(47,211)	(47,211)
Dividends declared on common stock	—	—	—	—	—	(70,860)	(70,860)
Dividends declared on preferred stock	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2013	6,900,000	$69	32,038,970	$320	$792,010	$(34,798)	$757,601
Restricted stock grants	—	$—	34,112	$—	—	$—	$—
Capital increase related to equity compensation, net	—	—	14,963	1	1,264	—	1,265
Net income	—	—	—	—	—	96,055	96,055
Dividends declared on common stock	—	—	—	—	—	(55,169)	(55,169)
Dividends declared on preferred stock	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2014	6,900,000	$69	32,088,045	$321	$793,274	$(7,712)	$785,952
Restricted stock grants	—	$—	9,332	$—	—	$—	$—
Repurchase of common stock	—	—	(360,800)	(4)	(4,996)	—	(5,000)
Capital increase related to equity compensation, net	—	—	116,448	2	1,187	—	1,189
Net income/(loss)	—	—	—	—	—	(11,595)	(11,595)
Dividends declared on common stock, restricted stock and restricted stock units	—	—	—	—	—	(61,883)	(61,883)
Dividends declared on preferred stock	—	—	—	—	—	(13,800)	(13,800)
Balance at December 31, 2015	6,900,000	$69	31,853,025	$319	$789,465	$(94,990)	$694,863

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income/(loss)	$(11,595)	$96,055	$(47,211)
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(35,008)	(24,434)	392
Amortization of deferred financing costs	612	427	379
Equity based compensation expense	1,481	1,229	1,047
Unrealized (gain)/loss on mortgage-backed securities, net	64,027	(102,942)	133,963
Unrealized (gain)/loss on securitized mortgage loans	1,958	(4,813)	(3,950)
Unrealized (gain)/loss on derivative instruments, net	5,015	39,379	(50,373)
Unrealized (gain)/loss on securitized debt	(1,031)	124	954
Unrealized (gain)/loss on other investment securities	6,376	96	(335)
Other than temporary impairments recognized	12,089	14,891	13,412
Realized (gain) on sales of mortgage-backed securities	(29,982)	(22,581)	(42,344)
Realized loss on sales of mortgage-backed securities	12,984	31,402	109,194
Realized (gain)/loss on derivative instruments	21,992	29,037	(31,236)
Realized loss on real estate owned, net	208	22	—
Realized (gain) on sale of other investment securities, net	(102)	—	—
Depreciation on real estate subject to bond for title contracts	500	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable, less purchased interest	617	(147)	926
(Increase)/decrease in other assets	237	(390)	125
Increase/(decrease) in accrued interest payable	(3,888)	4,318	1,934
Increase in accounts payable and accrued expenses	190	443	888
Increase/(decrease) in payable to related party	1,350	(1,382)	1,229
Increase in other liabilities	201	28	—
Net cash provided by operating activities	$48,231	$60,762	$88,994
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	$(1,986,577)	$(2,058,722)	$(3,534,147)
Proceeds from sales of mortgage-backed securities	2,358,144	1,501,505	3,601,684
Purchases of mortgage loans	(67,357)	(14,120)	(113,038)
Purchase of other investment securities	(169,606)	(25,792)	(12,000)
Proceeds from sales of other investment securities	17,679	—	—
Purchases of other investments	(28,642)	(52,419)	—
Proceeds from sale of other investments	23,395	11,859	—
Proceeds from sales of real estate owned	1,341	178	—
(Increase)/decrease in restricted cash related to investing activities	(7,746)	(11,625)	30,844
Increase/(decrease) in collateral held related to investing activities	(2,266)	(36,108)	38,654
Principal payments received on mortgage-backed securities	408,027	321,907	370,844
Principal payments received on securitized mortgage loans and mortgage loans, net	16,378	6,949	6,038
Principal payments received on other investment securities	15,279	3,151	820
Proceeds from sale of derivative instruments	(6,356)	(5,803)	34,153
Purchase of interest rate swaption contracts	(11,785)	(16,601)	(23,682)
Sale of interest rate swaption	3,293	—	—
Other, net	—	1	33
Net cash provided/(used) in investing activities	$563,201	$(375,640)	$400,203
(Continued on next page.)

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

(Continued.)

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	$17,654,884	$11,424,498	$18,734,904
Repayments of repurchase agreement borrowings	(18,158,864)	(11,056,228)	(19,355,283)
(Increase)/decrease in restricted cash related to financing activities	(6,941)	10,077	(4,661)
Proceeds from issuance of securitized debt	—	—	50,375
Principal payments on securitized debt	(14,194)	(9,302)	(7,975)
Payments made for securitization/deferred financing costs	—	—	(826)
Dividends paid on preferred stock	(13,800)	(13,800)	(15,372)
Dividends paid on common stock	(61,018)	(53,676)	(83,151)
Proceeds from issuance of common stock	—	—	172,040
Payments on repurchase of common stock	(5,000)	—	—
Implied repurchase of common stock for net share settlement of equity awards	(292)	36	—
Payment of costs to issue preferred and common stock	—	—	(825)
Deferred financing costs/offering costs expensed/(incurred) net	(506)	(243)	(40)
Net cash provided/(used) by financing activities	$(605,731)	$301,362	$(510,814)
Net increase/(decrease) in cash	$5,701	$(13,516)	$(21,617)
Cash and cash equivalents at beginning of period	114,443	127,959	149,576
Cash and cash equivalents at end of period	$120,144	$114,443	$127,959

Supplemental Disclosure of Operating Cash Flow Information:
Interest paid	$36,039	$26,501	$25,769
Supplemental disclosure of non-cash financing/investing activities:
Residential mortgage-backed securities (purchased)/sold not settled, net	$—	$112,422	$22,003
Due from broker	$2,692	$2,928	$2,909
Dividends and dividend equivalent rights declared, not yet paid	$19,170	$18,305	$16,812

See notes to consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries and variable interest entities in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae or the U.S. Small Business Administration; “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in index, which index is typically the one month LIBOR; ” Agency IO” and ” Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM-RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” are agreements in which a seller finances the sale of property, the buyer agrees to pay the purchase price of the property in monthly installments and legal title to the property is transferred when the terms of the contract are fulfilled; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “IO” refers to securities that have no principal balance and bear interest based on a notional balance; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBA” refers to the U.S. Small Business Administration; “SBA-IO” refers to IO securities issued by the SBA; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes, and once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow the option holder to enter into a Swap with a specified fixed rate at the expiration of the option period; “Swaption Purchase Contracts” refer to Swaptions that we purchase which provide that at expiration of the option period, we may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the Swap notional amount, or (ii) we would receive a cash payment equal to the fair value, (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “Swaption Sale Contracts” refer to Swaptions that we sell which provide that at expiration of the option period, the counterparty to such contract may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable interest rate on the Swap notional amount or (ii) we would make a payment equal to the fair value (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.
Note 1 – Organization
We were incorporated as a Maryland corporation on March 15, 2011 and commenced operations on July 27, 2011. We are externally managed and advised by ARM Manager, LLC (or, Manager), an indirect subsidiary of Apollo Global Management, LLC (together with its subsidiaries “Apollo”).

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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. Through December 31, 2015, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program. Over time, we may invest in a broader range of other residential mortgage and mortgage-related assets.
Note 2 – Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
The consolidated financial statements include our accounts and those of our consolidated subsidiaries and VIEs in which we are the primary beneficiary. All intercompany amounts have been eliminated in consolidation. We currently operate as one business segment.
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
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At December 31, 2015 and 2014, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.) substantially all of which was in excess of applicable insurance limits and, we had $40,012 and $40,000 invested in a money market fund at December 31, 2015 and December 31, 2014, respectively. Included in cash and cash equivalents was cash pledged by our counterparties to us of $280 and $2,546 at December 31, 2015 and December 31, 2014, respectively.

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
At December 31, 2015, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae, SBA-IO and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our other investment securities are carried at fair value on our consolidated balance sheet. Interest income on our other investment securities is included in “Interest Income - Other” and changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
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
Impairments
Investment Securities: We have elected the fair value option of accounting for our investment securities and, as such, all changes in the market value of our investment securities are recorded through earnings. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our investment securities for impairment on at least a quarterly basis and designate such impairments as either “temporary” or “other than temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an OTTI through earnings. If we do not expect to sell an other than temporarily impaired security, only the portion of the OTTI that is related to credit losses will be recognized as an OTTI, with the remainder recognized through earnings as a component of unrealized gains/(losses) on our statement of operations. When an OTTI is recognized, a new cost basis is established for the security, which new cost basis may not be adjusted for subsequent recoveries in fair value through earnings. However, if the performance of a security on which an OTTI was previously recognized improves, future yields may increase on such securities, resulting in a reversal of all or a portion of previously recognized OTTI over time. The determination as to whether an OTTI exists and, if so, the amount of such impairment recognized is subjective, as such determinations are based on information available at the time of assessment, as well as our Manager’s estimates of the future performance and cash flow projections for the individual security. (See Notes 4 and 6.)
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

(f)	Designation and Fair Value Option Election
To date, we have elected the fair value option of accounting for all of our investment securities, at the time of purchase, and our securitized debt when initially incurred. As a result of the fair value election on such assets /liabilities, we record the change in the estimated fair value of such assets and liabilities in earnings as unrealized gains/(losses). We generally intend to hold our investment securities to generate interest income; however, we have and may continue to sell certain of our investment securities as part of the overall management of our assets and liabilities and operating our business. Realized gains/(losses) on the sale of investment securities are recorded in earnings using the specific identification method.
Our securitized mortgage loans are considered held for investment purposes. Consistent with our investments in RMBS, we have elected the fair value option for our securitized mortgage loans and, as a result, we record changes in the estimated fair value of such assets in earnings as unrealized gains/(losses).

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
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time. Substantially all the Agency RMBS we held at December 31, 2015 were acquired subsequent to June 30, 2013.
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
In determining the accounting treatment to be applied to securitization transactions, we evaluate whether the entity used to facilitate the transactions was a VIE and, if so, whether it should be consolidated. Based on our evaluations, we have concluded since inception of our securitizations that each of our securitizations is a VIE and should be consolidated. If we determine in the future that consolidation is not required for a securitization, we would have to assess whether the transfer of the underlying assets qualify as a sale or should be accounted for as secured financings under GAAP.
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
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through December 31, 2015, none of our repurchase agreements had been accounted for as a linked transaction. As of December 31, 2015 all securities financed through a repurchase agreement remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender is recorded on our consolidated balance sheet as a liability. However, securities associated with our securitizations are eliminated in consolidation with VIEs. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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
As of December 31, 2015, we had estimated net capital loss carryforward amounts of $67.7 million which may be carried forward and applied against future net capital gains. Our capital loss carryforward amounts will reduce the amount of future capital gains, if any, that we would otherwise expect to distribute as capital gains, since capital gains would first be reduced by the capital loss carryforward. At December 31, 2015, we had estimated capital loss carryforward amounts of $47.3 million and $20.4 million which will expire in 2018 and 2019, respectively.
We have elected to treat a wholly owned subsidiary as a taxable REIT subsidiary (or, TRS). A TRS may participate in activities that would otherwise not be allowed to be carried on in a REIT. A TRS is subject to U.S. Federal, state and local income tax at regular corporate tax rates.
As of December 31, 2015 our TRS and its subsidiaries, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of $1.5 million. Given the limited operating history of our TRS and its subsidiaries, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million associated with our net operating loss carryforward has been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2015 or 2014 and, had not recorded any tax benefits through December 31, 2015.
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
Our major tax jurisdictions are U.S. Federal, New York State and New York City. The statute of limitations is open for all jurisdictions for tax years beginning 2012.
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
Prior to the completion of our initial securitization transaction in February 2013, we had not transferred assets to any VIE or special purpose entity (or, SPE) and, other than acquiring RMBS issued by such entities, had no other involvement with any VIE or SPE. (See Note 14.)
(p) Recent Accounting Pronouncements
Accounting Standards Adopted
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
In April 2014, the FASB issued guidance to improve the definition of discontinued operations and to enhance convergence between the FASB’s and International Accounting Standard Board’s reporting requirements for discontinued operations. The new definition of discontinued operations limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The new guidance affects entities that have either of the following: (1) a component of an entity that either is disposed of or meets the criteria under current guidance to be classified as held-for-sale or (2) a business or nonprofit activity that, on acquisition, meets the criteria under current guidance to be classified as held-for-sale. The guidance is effective for all disposals (or classifications as held-for-sale) of components of an entity and all businesses or nonprofit activities that, on acquisition, are classified as held-for-sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held-for-sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this guidance did not impact on our consolidated financial statements.

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
In August 2014, the FASB issued guidance to eliminate diversity in practice in the accounting for measurement differences in both the initial consolidation and subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. A reporting entity that consolidates a collateralized financing entity within the scope of the new guidance may elect to measure the financial assets and the financial liabilities of that collateralized financing entity using either the measurement alternative included in the new guidance or the existing guidance on fair value measurement. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of the new guidance, the new guidance clarifies that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of the existing guidance on fair value measurement and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). When a reporting entity elects the measurement alternative included in the new guidance for a collateralized financing entity, the reporting entity should measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. The guidance applies to a reporting entity that is required to consolidate a collateralized financing entity under the existing variable interest entity guidance when (1) the reporting entity measures all of the financial assets and the financial liabilities of that consolidated collateralized financing entity at fair value in the consolidated financial statements based on other guidance and (2) the changes in the fair values of those financial assets and financial liabilities are reflected in earnings. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption of this guidance is permitted as of the beginning of an annual period. Our early adoption of this guidance during the period ended March 31, 2015 did not have a material impact on our consolidated financial statements (See Note 3(b).)
In February 2015, the FASB issued guidance affecting reporting entities that are required to evaluate whether they should consolidate certain legal entities, particularly those that have fee arrangements and related party relationships. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 31, 2015. Early adoption is permitted as of the beginning of an annual period. The amendments found in this accounting update do not affect the criteria within the Company's VIE analysis related to its securitization trusts, which are currently consolidated. As such, our adoption of this guidance during the period ended March 31, 2015 did not have an impact on our consolidated financial statements.
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
In August 2014, the FASB issued guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related financial statement note disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. If substantial doubt is alleviated as a result of the consideration of management’s plans, a company should disclose information that enables users of financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the financial statement notes): (1) principal conditions that initially give rise to substantial doubt, (2) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (3) management’s plans that alleviated substantial doubt. If substantial doubt is not alleviated after considering management’s plans, disclosures should enable investors to understand the underlying conditions, and include the following: (1) a statement indicating that there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date, (2) the principal conditions that give rise to substantial doubt, (3) management’s evaluation of the significance of those conditions in relation to the company’s ability to meet its obligations, and (4) management’s plans that are intended to mitigate the adverse conditions. The new guidance applies to all companies. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016, with early adoption permitted. Based on our current financial condition, we do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2014, the FASB issued guidance to clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the new guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Further, the new guidance clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The new guidance applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this accounting guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. We expect to adopt this guidance when effective, and do not expect this guidance to have a significant impact on our financial statements, although it will change the financial statement classification of our deferred financing costs. As of December 31, 2015, we had $546 of net deferred financing costs which are included as a component of “Other assets” on our consolidated balance sheet. Under the new guidance, these net deferred financing costs will reduce the carrying value of the associated borrowings/debt. In August 2015, the FASB expanded its April 2015 guidance associated with the presentation of debt issue costs, to address costs related to line-of-credit arrangements. In this update, the FASB noted that the Securities and Exchange Commission (or, SEC) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowing on the line-of-credit arrangement. We do not expect this clarification will have a material impact on our consolidated financial statements.
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
(b) Agency RMBS, non-Agency RMBS, TBA Contracts, Securitized Mortgage Loans, Non-Recourse Securitized Debt and Other Investment Securities
To determine the fair value of our Agency RMBS, non-Agency RMBS, TBA Contracts, securitized mortgage loans, non-recourse securitized debt and other investment securities, we obtain third party broker quotes which, while non-binding, are indicative of fair value. To validate the reasonableness of the broker quotes, we obtain and compare the broker quotes to

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

valuations received from a third party pricing service and review the range of quotes received for outliers, compare quotes to recent market activity observed for similar securities and review significant changes in quarterly price levels. We generally do not adjust the prices we obtain from brokers; however, adjustments to valuations may be made as deemed appropriate to capture observable market information at the valuation date. Further, broker quotes are used provided that there is not an ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, we will determine the estimated fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates and prepayment rates and, with respect to non-Agency RMBS, default rates and loss severities. Valuation techniques for RMBS may be based on models that consider the estimated cash flows of each debt tranche of the issuer, establish a benchmark yield, and develop an estimated tranche-specific spread to the benchmark yield based on the unique attributes of the tranche including, but not limited to, assumptions related to prepayment speed, the frequency and severity of defaults and attributes of the collateral underlying such securities. To the extent the inputs are observable and timely, the values would be categorized in Level II of the fair value hierarchy; otherwise they would be categorized as Level III. There were no events that resulted in us using internal models to value our Agency and non-Agency RMBS or other investment securities in our consolidated financial statements for the periods presented. Given the high level of liquidity and price transparency for our Agency RMBS, Risk Sharing Securities and TBA Contracts, prices obtained from brokers and pricing services are readily verifiable to observable market transactions; as such, we categorize Agency RMBS, TBA Contracts and Risk Sharing Securities as Level II valuations. While market liquidity exists for non-Agency RMBS, securities underlying our securitized mortgage loans, securitized debt and SBC-MBS, periods of less liquidity or even illiquidity may also occur periodically for certain of these assets. As a result of this market dynamic and that observable market transactions may or may not exist from time to time, such instruments are categorized as Level III.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of December 31, 2015 and December 31, 2014, based upon our consolidated balance sheet by the valuation hierarchy:

	December 31, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,864,356	$1,197,226	$3,061,582
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	167,624	167,624
Other investment securities	—	98,656	67,534	166,190
Swaps/Swaptions	—	4,347	—	4,347
Total	$—	$1,967,359	$1,432,384	$3,399,743
Liabilities:
Swaps	$—	$13,618	$—	$13,618
Non-recourse securitized debt	—	—	18,951	18,951
Long TBA Contracts	—	195	—	195
Total	$—	$13,813	$18,951	$32,764

	December 31, 2014
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$2,287,523	$1,468,109	$3,755,632
Securitized mortgage loans (transferred to consolidated variable interest entity)	—	—	104,438	104,438
Other investment securities	—	10,395	23,833	34,228
Mortgage Loans	—	—	14,120	14,120
Long TBA Contracts	—	544	—	544
Swaps/Swaptions	—	11,098	—	11,098
Total	$—	$2,309,560	$1,610,500	$3,920,060
Liabilities:
Swaps	$—	$8,949	$—	$8,949
Non-recourse securitized debt	—	—	34,176	$34,176
Total	$—	$8,949	$34,176	$43,125

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$1,468,109	$1,212,789	$605,197
Purchases	312,668	464,419	748,032
Sales	(375,564)	(112,841)	(94,307)
Principal repayments	(222,587)	(151,640)	(117,411)
Total net gains/(losses) included in net income:
Realized gains/losses, net	14,213	10,461	14,654
Unrealized gains/(losses), net	(44,167)	(3,014)	21,805
OTTI recognized	(9,001)	(10,005)	(5,892)
Discount accretion	53,555	57,940	40,711
Ending balance	$1,197,226	$1,468,109	$1,212,789
The following table presents a summary of the changes in the fair value of our securitized mortgage loans associated with our securitizations for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$104,438	$110,984	$—
Mortgage loans securitized	81,094	—	113,038
Principal repayments	(16,167)	(6,949)	(6,038)
Discount accretion and other adjustments	1,446	(745)	3,950
Unrealized gain/(loss) during the period, net	(1,752)	4,813	34
OTTI recognized	—	(3,130)	—
Loans transferred to REO	(1,435)	(535)	—
Ending balance	$167,624	$104,438	$110,984
The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$23,833	$11,515	$—
Transferred out of Level III fair values (1)	—	(11,515)	—
Purchases	55,480	24,838	12,000
Principal repayments	(10,971)	(1,137)	(820)
Discount accretion	2,035	276	—
Unrealized gain/(loss)	(2,814)	(35)	335
OTTI Recognized	(29)	$(109)
Ending balance	$67,534	$23,833	$11,515
(1) During the three months ended March 31, 2014, we transferred certain of our other investment securities from Level III to Level II of the fair value hierarchy. These transferred securities, comprised of investments in Risk Transfer Securities, were transferred to Level II measurements of fair value based on the availability of significant observable market inputs which are used to estimate the fair value of these securities. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer occurred.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Beginning balance	$34,176	$43,354	$—
Debt issued during the period	—	—	50,375
Principal paid	(14,194)	(9,302)	(7,975)
Unrealized gain\(loss)	(1,031)	124	954
Ending balance	$18,951	$34,176	$43,354
(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet at the dates presented:

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$2,692	$2,692	$191,455	$191,455
Warehouse line receivable (2)(3)	$10,239	$10,239	$28,639	$28,639
Mortgage loans and real estate subject to BFT Contracts under Seller Financing Program (3)	$34,994	$34,994	$11,922	$11,922
Financial liabilities:
Repurchase agreements	$2,898,347	$2,898,347	$3,402,327	$3,402,237
Investment related payable (1)	$—	$—	$76,105	$76,105

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	Carrying value approximates fair value as such investment has a variable interest rate and there has been no material change in the credit-worthiness of the borrower.

(3)	Carrying value approximates fair value based on the assessment that there has been no material change in value or impairment of the associated real estate.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 51 days and 65 days at December 31, 2015 and December 31, 2014, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at the dates presented:

	December 31, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net (1)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon
Agency pass-through RMBS, 30-Year Mortgages:
ARMs	$272,533	$19,247	$291,780	$289,057	$—	$(2,723)	2.51%
3.5% coupon	511,184	24,295	535,479	527,657	—	(7,822)	3.50
4.0% coupon	925,929	61,523	987,452	983,536	1,307	(5,223)	4.00
	1,709,646	105,065	1,814,711	1,800,250	1,307	(15,768)	3.61%
Agency IO(2)	—	—	57,778	57,354	1,175	(1,599)	2.33%
Agency Inverse IO(2)	—	—	6,864	6,752	—	(112)	6.62%
Total Agency securities	1,709,646	105,065	1,879,353	1,864,356	2,482	(17,479)	4.53%
Non-Agency RMBS	1,395,873	(229,075)	1,166,798	1,197,226	47,857	(17,429)	1.67%
Total RMBS	$3,105,519	$(124,010)	$3,046,151	$3,061,582	$50,339	$(34,908)	3.24%

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net (1)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon
Agency pass-through RMBS, 30-Year Mortgages:
ARMs	$98,079	$7,196	$105,275	$105,122	$6	$(159)	2.36%
3.5% coupon	495,214	20,245	515,459	515,628	1,536	(1,367)	3.50
4.0% coupon	1,173,972	82,353	1,256,325	1,256,724	8,357	(7,958)	4.00
4.5% coupon	336,353	25,863	362,216	366,472	4,256	—	4.50
	2,103,618	135,657	2,239,275	2,243,946	14,155	(9,484)	3.89%
Agency Inverse Floater	1,359	3,590	4,949	5,094	145	—	81.76%
Agency IO (2)	—	—	11,948	11,941	62	(69)	2.24%
Agency Inverse IO (2)	—	—	26,489	26,542	306	(253)	6.30%
Total Agency securities	2,104,977	139,247	2,282,661	2,287,523	14,668	(9,806)	3.93%
Non-Agency RMBS	1,682,858	(289,345)	1,393,513	1,468,109	78,434	(3,838)	1.46%
Total RMBS	$3,787,835	$(150,098)	$3,676,174	$3,755,632	$93,102	$(13,644)	2.91%
Note: We apply trade-date accounting. We had no unsettled trades at December 31, 2015. Included in the above table at December 31, 2014 were unsettled purchases with an aggregate cost of $76,009 and an estimated fair value and $75,990.

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income and, is instead viewed as a credit discount. See Notes 4(f) and 4(h).

(2)
Agency IO and Agency Inverse IO have no principal balance and bear interest based on a notional balance. The notional balance is used solely to determine interest distributions on such securities. At December 31, 2015 and December 31, 2014, our Agency IO had a notional balance of $564,931 and $133,924, respectively, and our Agency Inverse IO had a notional balance of $38,529 and $138,293, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuer at the dates presented:

	December 31, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$256,983	$18,188	$275,171	$272,631	$—	$(2,540)
3.5% Coupon	90,310	4,123	94,433	93,429	—	(1,004)
4.0% Coupon	343,887	22,519	366,406	365,238	373	(1,541)
	691,180	44,830	736,010	731,298	373	(5,085)
Freddie Mac:
ARMs	15,550	1,059	16,609	16,426	—	(183)
3.5% Coupon	420,874	20,172	441,046	434,228	—	(6,818)
4.0% Coupon	582,042	39,004	621,046	618,298	934	(3,682)
	1,018,466	60,235	1,078,701	1,068,952	934	(10,683)
Total Agency pass-through RMBS	$1,709,646	$105,065	$1,814,711	$1,800,250	$1,307	$(15,768)

	December 31, 2014
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$78,731	$5,878	$84,609	$84,537	$6	$(78)
3.5% Coupon	149,436	6,200	155,636	155,895	417	(158)
4.0% Coupon	271,031	19,397	290,428	289,903	1,531	(2,056)
4.5% Coupon	294,177	22,712	316,889	320,653	3,764	—
	793,375	54,187	847,562	850,988	5,718	(2,292)
Freddie Mac:
ARMs	19,348	1,318	20,666	20,585	—	(81)
3.5% Coupon	345,778	14,045	359,823	359,733	1,119	(1,209)
4.0% Coupon	902,941	62,956	965,897	966,821	6,826	(5,902)
4.5% Coupon	42,176	3,151	45,327	45,819	492	—
	1,310,243	81,470	1,391,713	1,392,958	8,437	(7,192)
Total Agency pass-through RMBS	$2,103,618	$135,657	$2,239,275	$2,243,946	$14,155	$(9,484)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at the dates presented:

	December 31, 2015
Underlying Loan Characteristics	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$939,161	$(124,776)	$814,385	$838,128	$33,503	$(9,760)
Alt-A	184,932	(45,194)	139,738	147,709	10,330	(2,359)
Option ARMs	271,780	(59,105)	212,675	211,389	4,024	(5,310)
Total Non-Agency RMBS	$1,395,873	$(229,075)	$1,166,798	$1,197,226	$47,857	$(17,429)

	December 31, 2014
Underlying Loan Characteristics	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Subprime	$1,257,231	$(184,851)	$1,072,380	$1,129,045	$59,350	$(2,685)
Alt-A	220,220	(53,283)	166,937	179,767	13,329	(499)
Option ARMs	205,407	(51,211)	154,196	159,297	5,755	(654)
Total Non-Agency RMBS	$1,682,858	$(289,345)	$1,393,513	$1,468,109	$78,434	$(3,838)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at December 31, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Agency RMBS	$1,385,399	$(11,544)	49	$211,251	$(4,224)	6
Agency IO	32,618	(1,559)	11	1,630	(40)	1
Agency Inverse IO	6,752	(112)	3	—	—	—
Total Agency Securities	1,424,769	(13,215)	63	212,881	(4,264)	7
Non-Agency RMBS	601,507	(12,056)	108	131,114	(5,373)	38
Total RMBS	$2,026,276	$(25,271)	171	$343,995	$(9,637)	45

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Interest Income on RMBS
The following table presents components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	For the Year Ended December 31,
	2015			2014			2013
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net(1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net (1)	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net (1)	Interest Income
Agency RMBS	$84,283	$(23,054)	$61,229	$100,017	$(32,987)	$67,030	$133,900	$(41,170)	$92,730
Non-Agency RMBS	22,462	53,547	76,009	19,559	57,940	77,499	12,822	40,711	53,533
Total	$106,745	$30,493	$137,238	$119,576	$24,953	$144,529	$146,722	$(459)	$146,263

(1)
The amount of premium amortization on Agency RMBS reflects our estimates of prepayments for such securities, which estimates are adjusted to reflect actual prepayments to date. The amount of discount accretion on non-Agency RMBS reflects our estimates of future cash flows for such securities, which estimates are reviewed, and may be revised, on at least a quarterly basis.

(f) Realized and Unrealized Gains and Losses on RMBS
The following table presents components of realized gains/(losses), net and changes in unrealized gains and losses, net on our RMBS portfolio for the periods presented:

	For the Year Ended December 31,
	2015			2014			2013
RMBS Type	Realized Gains/(Losses), Net	Unrealized Gains/(Losses), Net	OTTI	Realized Gains/(Losses), Net	Unrealized Gains/(Losses), Net	OTTI	Realized Gains/(Losses), Net	Unrealized Gains/(Losses), Net	OTTI
Agency, fixed-rate	$2,464	$(16,561)	$—	$(20,169)	$107,864	$—	$(80,904)	$(157,784)	$—
Agency ARM	15	(2,571)	—	(59)	(91)	—	—	(62)	—
Agency Inverse	43	(145)	—	—	145	—	—	—	—
Agency IO	280	(416)	(1,046)	725	(2,911)	(1,099)	1,599	2,677	(738)
Agency Inverse IO	(17)	(166)	(627)	221	949	(548)	(2,199)	(599)	(6,782)
Non-Agency	14,213	(44,168)	(9,001)	10,461	(3,014)	(10,005)	14,654	21,766	(5,853)
Total	$16,998	$(64,027)	$(10,674)	$(8,821)	$102,942	$(11,652)	$(66,850)	$(134,002)	$(13,373)
(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the final contractual maturity of the underlying mortgages at the dates presented:

Contractual Maturities of RMBS (1)	December 31, 2015	December 31, 2014
10 years or less	$112,087	$—
> 10 years and < or equal to 20 years	667,595	628,787
> 20 years and < or equal to 30 years	2,155,087	2,977,089
> 30 years	126,813	149,756
Total	$3,061,582	$3,755,632

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

(h) Non-Agency RMBS Discounts and OTTI
The following table presents the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	For the Year Ended December 31,
	2015		2014		2013
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(95,504)	$(194,451)	$(109,299)	$(193,647)	$(123,026)	$(144,831)
Accretion of discount	—	53,637	—	57,889	—	40,695
Realized credit losses	2,165	—	3,450	—	3,433	—
Purchases	(7,371)	(20,369)	(35,992)	(23,145)	(35,542)	(89,601)
Sales and other	8,796	32,893	17,188	3,606	42,836	8,943
OTTI recognized in earnings	(9,001)	—	(10,005)	—	(5,853)	—
Transfers/release of credit reserve	19,699	(19,699)	39,154	(39,154)	8,853	(8,853)
Balance at end of period	$(81,216)	$(147,989)	$(95,504)	$(194,451)	$(109,299)	$(193,647)

(1)
At December 31, 2015, our non-Agency RMBS had gross discounts of $229,206, which included credit discounts of $57,920 and OTTI of $23,032. At December 31, 2014, our non-Agency RMBS had gross discounts of $289,955, which included credit discounts of $76,914 and OTTI of $18,590. At December 31, 2013, our non-Agency RMBS had gross discounts of $302,946, which included credit discounts of $100,080 and OTTI of $9,219.

The following table presents a roll-forward of the credit loss component of OTTI on our Agency IO and Inverse IO securities for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
OTTI at beginning of period	$1,106	$5,936	$2,055
Additions to OTTI	1,674	1,647	7,520
Sale of securities with OTTI	(1,772)	(6,477)	(3,639)
OTTI at end of period	$1,008	$1,106	$5,936
Note 5 – Securitized Mortgage Loans
In connection with our securitization transactions, we report (at estimated fair value) the residential mortgage loans held in securitization trusts on our consolidated balance sheets, as we consolidate such trusts. (See Note 14.)
The following table presents certain information about mortgage loans underlying our securitized mortgage loans at the date presented:

Securitized Mortgage Loans	December 31, 2015
Performing (1)	$72,678
Re-performing (1)	105,713
Non-performing (1)	32,607
Purchase discount	(47,138)
Allowance for loan losses (OTTI)	(3,130)
Fair value adjustment	6,894
Total	$167,624

(1)
We consider loans that are no more than 60 days delinquent as “performing,” loans that have had their initial terms modified and are no more than 60 days delinquent as “re-performing” and loans that are more than 60 days past due as “non-performing.”

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

At December 31, 2015, $8,572 of our securitized mortgage loans were in the process of foreclosure, and we held four properties with an estimated fair value of $220 as REO. The following table presents the five largest state concentrations, in the aggregate, for our securitized mortgage loans based on principal balance at December 31, 2015:

Property Location	Concentration	Principal Balance
Florida	17.8%	$37,563
California	17.5	36,990
Maryland	8.2	17,317
Texas	6.4	13,525
New York	5.8	12,151
Other states and the District of Columbia	44.3	93,452
Total	100.0%	$210,998

Note 6 – Other Investment Securities and Other Investments
(a) Other Investment Securities
The following table presents certain information about our other investment securities portfolio at the dates presented:

	December 31, 2015
	Par or Reference Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses (2)	Weighted Average Coupon
Risk Sharing Securities - Freddie Mac	$48,526	$(212)	$48,314	$47,232	$189	$(1,271)	3.92%
Risk Sharing Securities - Fannie Mae	55,287	(1,659)	53,628	51,424	—	(2,204)	3.99
SBA-IO (2)	—	—	2,918	2,927	9	—	0.95
SBC-MBS	76,276	(8,811)	67,465	64,607	10	(2,868)	2.40
Total	$180,089	$(10,682)	$172,325	$166,190	$208	$(6,343)	2.63%

	December 31, 2014
	Par or Reference Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses (2)	Weighted Average Coupon
Risk Sharing Securities - Freddie Mac	$10,082	$38	$10,120	$10,395	$288	$(13)	3.56%
SBC-MBS	27,136	(3,268)	23,868	23,833	—	(35)	0.90
Total	$37,218	$(3,230)	$33,988	$34,228	$288	$(48)	1.62%

(1)	Amortized cost is net of OTTI of $1,523 and $109 at December 31, 2015 and 2014, respectively.

(2)	SBA-IO have no principal balance and bear interest based on a notional balance. At December 31, 2015 our SBA-IO had a notional balance of $27,546.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(b) Income on Other Investment Securities
The following tables present components of interest income on our other investment securities for the periods presented:

	For the Year Ended December 31, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$1,400	$450	$1,850	4.68%
Risk Sharing Securities - Fannie Mae	1,332	516	1,848	5.23
SBA-IO	173	(82)	91	12.08
SBC-MBS	418	2,116	2,534	5.08
Total	$3,323	$3,000	$6,323	5.04%

	For the Year Ended December 31, 2014
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$399	$1	$400	5.17%
SBC-MBS	66	276	342	3.60
Total	$465	$277	$742	4.18%
(c) Other Investment Securities Discounts and OTTI
The following table presents the changes in the components of our purchase discount on other investment securities between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the period presented:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(364)	$(2,904)	$—	$—
Accretion of discount	—	3,031	—	276
Realized credit losses	—	—	—	—
Purchases	(15)	(9,558)	(664)	(2,771)
Sales and other	6	30	—	—
OTTI recognized	(1,230)	—	(109)	—
Transfers/release of credit reserve	931	(931)	409	(409)
Balance at end of period	$(672)	$(10,332)	$(364)	$(2,904)
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(d) Other Investment Securities Unrealized Losses
The following table presents information about our Other Investment Securities that were in an unrealized loss position at December 31, 2015:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Risk Sharing Securities - Freddie Mac	$39,700	$(1,256)	5	$580	$(15)	1
Risk Sharing Securities - Fannie Mae	51,424	(2,204)	3	—	—	—
SBC-MBS	24,257	(1,880)	7	13,558	(988)	1
Total Other Investment Securities	$115,381	$(5,340)	15	$14,138	$(1,003)	2
(e) Other Investments
Our other investments are comprised of real estate subject to BFT Contracts, mortgage loans and a warehouse line receivable, all of which are associated with our Seller Financing Program.
BFT Contracts are agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the financing agreement. Pursuant to a BFT Contract, unlike a mortgage loan, the seller retains the legal title to the property, granting the buyer complete use of the property and requiring the buyer to maintain the property and bear the cost of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment. All BFT Contracts purchased by us through December 31, 2015 are designated as “real estate subject to BFT Contracts” which real estate is depreciated until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts, we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payments we receive as interest income. In connection with our Seller Financing Program we had $230 and $28 of deposit liabilities included as a component of other liabilities on our consolidated balance sheet at December 31, 2015 and December 31, 2014, respectively.
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower that owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line.
The following table presents components of the carrying value of our other investments at the dates presented:

	December 31,
	2015	2014
Warehouse line receivable	$10,239	$28,639
Real estate subject to BFT Contracts, net of accumulated depreciation (1)	26,525	9,616
Mortgage loans purchased through Seller Financing Program	8,469	2,306
Total Other Investments	$45,233	$40,561

(1)
At December 31, 2015, BFT Contracts had an aggregate principal balance of $27,140 with a weighted average contractual interest rate of 8.20% and, at December 31, 2014, BFT Contracts had an aggregate principal balance of $9,655 with a weighted average stated interest rate of 8.88%. Amount presented is net of $545 and $48 of accumulated depreciation at December 31,2015 and December 31, 2014, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(f) Income on Other Investments
The following table presents components of income on our other investments for the periods presented:

	December 31,
	2015	2014
Warehouse line interest	$1,057	$741
Real estate subject to BFT Contracts	1,526	192
Mortgage loans purchased through Seller Financing Program	512	35
Total	$3,095	$968
Note 7 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at the dates presented:

	December 31,
Investment Category	2015	2014
Agency RMBS - Fannie Mae (1)	$2,697	$3,101
Agency RMBS - Freddie Mac (1)	3,834	4,798
Agency RMBS - Ginnie Mae (1)	110	30
Non-Agency RMBS	1,076	1,068
RMBS interest receivable	7,717	8,997
Securitized mortgage loans	936	719
Other investment securities	262	10
Other investments	934	609
Mortgage loans	—	120
Total	$9,849	$10,455

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
The following table presents the components of our investment related receivables at the dates presented:

	December 31,
Investment Related Receivables	2015	2014
Unsettled sales of Agency RMBS	$—	$188,527
Principal payments due from broker	2,692	2,928
Total investment related receivables	$2,692	$191,455
Note 8 – Borrowings Under Repurchase Agreements
As of December 31, 2015, we had master repurchase agreements with 25 counterparties and had outstanding borrowings of $2,898,347 with 18 counterparties.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to four months, but in some cases may have initial terms that are shorter or longer, up to 24 months.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table presents certain characteristics of our repurchase agreements at the periods presented:

	December 31, 2015			December 31, 2014
	Principal Balance of Borrowing	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Principal Balance of Borrowing	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,719,479	0.49%	15	$2,205,082	0.34%	16
Non-Agency RMBS (1)	1,052,231	1.94	101	1,159,698	1.95	160
Other investment securities	126,637	1.91	116	28,805	1.74	13
Mortgage Loans	—	—	0	8,742	2.79	120
Total	$2,898,347	1.08%	51	$3,402,327	0.91%	65

(1)
Includes $90,281 and $33,153 of repurchase borrowings collateralized by non-Agency RMBS of $125,125 and $47,786 at December 31, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with securitization transactions.

The following table presents repricing information about our borrowings under repurchase agreements at the dates presented:

	December 31, 2015		December 31, 2014
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,422,224	1.00%	$2,658,515	0.73%
Over 30 days to 60 days	403,226	1.38	501,291	1.34
Over 60 days to 90 days	32,552	2.05	116,196	1.92
Over 90 days to 120 days	38,956	1.89	35,668	1.94
Over 120 days to 360 days	1,389	2.00	90,657	2.01
Total	$2,898,347	1.08%	$3,402,327	0.91%
The following table presents the contractual maturity of our repurchase agreements at dates presented:

	December 31, 2015		December 31, 2014
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$2,165,418	0.88%	$2,461,835	0.61%
Over 30 days to 60 days	288,487	0.88	393,555	1.10
Over 60 days to 90 days	90,220	2.61	116,196	1.92
Over 90 days to 120 days	38,956	1.89	35,668	1.56
Over 120 days to 360 days	315,266	2.06	287,337	2.18
Over 360 days	—	—	107,736	2.23
Total	$2,898,347	1.08%	$3,402,327	0.91%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 9 – Collateral Positions
(a) Collateral Pledged and Collateral Held
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at the dates presented:

	December 31, 2015		December 31, 2014
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$21,921	$280	$14,176	$2,546
Repurchase agreement borrowings:
Agency RMBS (2)	1,769,351	—	2,297,050	—
Non-Agency RMBS (3)	1,333,337	—	1,499,296	—
Other investment securities	163,263	—	34,228	—
Mortgage loans	—	—	13,602	—
Restricted cash	61,772	—	54,830	—
	3,327,723	—	3,899,006	—
Clearing margin:
Agency RMBS	3,522	—	3,998	—
Total	$3,353,166	$280	$3,917,180	$2,546

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held by us as collateral is unrestricted in use and therefore is included with “Cash and cash equivalents” with a corresponding liability, “Obligation to return cash held as collateral” on our consolidated balance sheet.

(2)	Amount as of December 31, 2014 includes Agency RMBS $168,705 that were sold but unsettled.

(3)
Includes non-Agency RMBS of $125,125 and $47,786 at December 31, 2015 and December 31, 2014, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities pledged.

(b) Collateral Pledged Components
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at the dates presented:

	December 31, 2015
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,769,351	$1,784,557	$5,081	$1,774,432
Non-Agency RMBS (1)	1,333,337	1,301,167	1,479	1,334,816
Other investment securities	163,263	169,409	251	163,514
Mortgage loans	—	—	—	—
Cash	61,772	—	—	61,772
	3,327,723	3,255,133	6,811	3,334,534
Cash pledged for derivative contracts	21,921	—	—	21,921
Agency RMBS pledged for clearing margin	3,522	3,657	12	3,534
Total	$3,353,166	$3,258,790	$6,823	$3,359,989
(Tables and notes continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(Tables and notes continued.)

	December 31, 2014
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS (2)	$2,297,050	$2,287,498	$7,015	$2,304,065
Non-Agency RMBS (3)	1,499,296	1,423,853	1,144	1,500,440
Other investment securities	34,228	33,988	10	34,238
Mortgage loans	13,602	13,602	116	13,718
Cash	54,830	—	—	54,830
	3,899,006	3,758,941	8,285	3,907,291
Cash pledged for Swaps	14,176	—	—	14,176
Agency RMBS pledged for clearing margin	3,998	3,907	12	4,010
Total	$3,917,180	$3,762,848	$8,297	$3,925,477

(1)
Includes non-Agency RMBS with a fair value of $125,125, an amortized cost of $123,552 and the associated interest receivable of $599, all of which were eliminated in consolidation with VIEs at December 31, 2015.

(2)	Includes Agency RMBS of $168,705 that were sold but unsettled at December 31, 2014.

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
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through December 31, 2015, we remained in compliance with all of our financial covenants. (See Notes 8, 10 and 11.)
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at the dates presented:

Offsetting of Financial Assets and Derivative Assets

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
December 31, 2015
Swaps and Swaptions, at fair value	$4,347	$—	$4,347	$(3,577)	$(280)	$490
Long TBA Contracts, at fair value	—	—	—	—	—	—
	$4,347	$—	$4,347	$(3,577)	$(280)	$490
December 31, 2014
Swaps and Swaptions, at fair value	$11,098	$—	$11,098	$(3,711)	$(2,516)	$4,871
Long TBA Contracts, at fair value	544	—	544	—	(30)	514
	$11,642	$—	$11,642	$(3,711)	$(2,546)	$5,385

Offsetting of Financial Liabilities and Derivative Liabilities

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2)(3)	Cash Collateral Pledged (2)(4)	Net Amount
December 31, 2015
Swaps and Swaptions, at fair value	$13,618	$—	$13,618	$(3,577)	$(10,041)	$—
Long TBA Contracts, at fair value	195	—	195	—	74	269
Repurchase agreements	2,898,347	—	2,898,347	(2,898,347)	—	—
	$2,912,160	$—	$2,912,160	$(2,901,924)	$(9,967)	$269
December 31, 2014
Swaps and Swaptions, at fair value	$8,949	$—	$8,949	$(3,711)	$(5,238)	$—
Repurchase agreements	3,402,327	—	3,402,327	(3,402,327)	—	—
	$3,411,276	$—	$3,411,276	$(3,406,038)	$(5,238)	$—

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at December 31, 2015 and December 31, 2014, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $2,877,663 and $3,830,574 at December 31, 2015 and December 31, 2014, respectively. The amounts pledged include $125,125 and $47,786 of RMBS that are not included in our consolidated balance sheet at December 31, 2015 and December 31, 2014, respectively, as such securities were eliminated in consolidation with VIEs.

(4)
Total cash pledged against our derivative instruments was $21,921 and $14,176 at December 31, 2015 and December 31, 2014, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $61,772 and $54,830 at December 31, 2015 and December 31, 2014, respectively.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 11 – Derivative Instruments
We enter into derivative contracts, which through December 31, 2015 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations.
(a) Derivative Instruments Summary
Information with respect to our derivative instruments as presented on our consolidated balance sheets at the dates presented, was as follows:

	December 31, 2015		December 31, 2014
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$693,000	$3,103	$957,000	$9,543
Swaptions - assets	875,000	1,244	1,250,000	1,555
Swaps - (liabilities)	994,000	(10,237)	730,000	(8,949)
Swaptions - (liabilities)	300,000	(3,381)	—	—
Long TBA Contracts - assets/(liabilities)	100,000	(195)	100,000	544
Total	$2,962,000	$(9,466)	$3,037,000	$2,693

(b) Swaps
The variable amount that we receive from our Swap counterparties is typically based on three-month LIBOR. The following table summarizes the average fixed pay rate and average maturity for our Swaps at the dates presented:

	December 31, 2015			December 31, 2014
Term to Maturity	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Maturity (Years)	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Maturity (Years)
Less than one year	$110,000	1.38%	0.8	$—	—%	0.0
More than one year up to and including three years	999,000	1.02	1.6	920,000	1.07	2.4
More than three years up to and including five years	64,000	2.28	4.5	189,000	1.02	3.2
More than five years	514,000	2.11	7.2	578,000	2.13	7.9
Total	$1,687,000	1.43%	3.4	$1,687,000	1.43%	4.4

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(c) Swaptions
We pay a premium to our counterparty to enter into Swaption Purchase Contracts and we receive a premium from our counterparty when we enter into a Swaption Sale Contract.
The following table presents information about our Swaptions at December 31, 2015:

				Underlying Swap
Purchase Contracts: Fixed Pay Rate for Underlying Swap	Premium Cost	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
2.34% - 2.50%	$854	$—	0.6	$100,000	5.0	2.34%
2.51% - 2.75%	552	87	6.9	75,000	5.0	2.72
2.76% - 3.00%	5,820	278	2.7	400,000	10.0	2.94
3.01% - 3.25%	4,019	879	7.4	300,000	10.0	3.15
	$11,245	$1,244	4.5	$875,000	9.0	2.92%

				Underlying Swap
Sale Contracts: Fixed-Pay Rate for Underlying Swap	Premium (Received)	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)	Weighted Average Fixed-Pay Rate
1.72%	$(500)	$(507)	6.9	$75,000	5.0	1.72%
1.99%	(640)	(539)	8.7	50,000	10.0	1.99
2.03%	(1,200)	(1,314)	10.5	100,000	10.0	2.03
2.14%	(953)	(1,021)	6.9	75,000	10.0	2.14
Total	$(3,293)	$(3,381)	8.4	$300,000	8.8	1.97%
(d) Gains/(Losses) on Derivatives
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	For the Year Ended December 31,
Character of Gain/(Loss) on Derivative Instruments	2015	2014	2013
Net interest payments/accruals on Swaps (1)	$(19,404)	$(20,112)	$(22,034)
Gain on the termination of Swaps, net (1)	—	—	24,119
Gain/(loss) on termination and expiration of Swaptions, net (1)	(15,636)	(22,502)	6,837
Gain/(loss) on settlement of TBA Contracts, net (1)	(6,356)	(6,534)	281
Change in fair value of Swaps, net (2)	(7,727)	(34,931)	58,708
Change in fair value of Swaptions, net (2)	3,451	(4,242)	(9,085)
Change in fair value of TBA Contracts, net (2)	(739)	(206)	750
Total	$(46,411)	$(88,527)	$59,576
Note: Each of the items presented is included as a component of “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized and reflect the net change in fair value.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

(e) Derivative Activity
The following table provides information with respect to our use of derivative instruments for the periods presented:

	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Notional Balance at December 31, 2012	$—	$—	$1,500,000	$—	$75,000
Notional amount of contracts entered	725,000	—	1,132,000	—	1,550,000
Notional amount of contracts terminated and expired	(325,000)	—	(1,045,000)	—	(250,000)
Notional Balance at December 31, 2013	400,000	—	1,587,000	—	1,375,000
Notional amount of contracts entered	—	200,000	100,000	—	1,425,000
Notional amount of contracts terminated and expired	(400,000)	(100,000)	—	—	(1,550,000)
Notional Balance at December 31, 2014	—	100,000	1,687,000	—	1,250,000
Notional amount of contracts entered	—	1,325,000	—	300,000	950,000
Notional amount of contracts terminated and expired	—	(1,325,000)	—	—	(1,325,000)
Notional Balance at December 31, 2015	$—	$100,000	$1,687,000	$300,000	$875,000
(f) Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through December 31, 2015, we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our derivative counterparties, for which we typically pledge cash. (See Note 10.) If we breach any of these financial covenants we could be required to settle our obligations under our derivative contracts at their termination value. At December 31, 2015, the estimated termination value of our derivative contracts that were in a liability position was $16,463, which reflects the estimated fair value of such derivatives plus accrued interest payable.
Note 12 – Interest Payable
The following table presents the components of our interest payable at dates presented:

	December 31, 2015	December 31, 2014
Repurchase borrowings collateralized by Agency RMBS	$1,687	$1,569
Repurchase borrowings collateralized by non-Agency RMBS (1)	4,268	8,234
Repurchase borrowings collateralized by other investment securities	350	127
Repurchase borrowings collateralized by mortgage loans	—	9
Securitized debt	63	110
Swaps	2,770	2,977
Total	$9,138	$13,026

(1)
Includes $125 and $103 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at December 31, 2015 and December 31, 2014, respectively, which securities were eliminated from our balance sheet in consolidation.

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
At December 31, 2015 the term of our Management Agreement ran through July 27, 2016. Absent certain action by the independent directors of our board of directors, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
Given that, the independent members of our board of directors did not provide notice of termination of the Management Agreement to our Manager within 180 days of the July 27, 2016 renewal date, the Management Agreement was renewed through July 27, 2017.
We incurred management fees of $11,069, $11,200 and $11,579 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 respectively. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on our consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. Included in “Payable to related party” on our consolidated balance sheet at December 31, 2015 and December 31, 2014, was $5,388 and $2,840, respectively, for management fees payable to our Manager, with the remainder of such payable reflecting reimbursements due to Apollo for our general and administrative expenses paid or incurred by them on our behalf.
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
Through December 31, 2015, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. At December 31, 2015, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 14.)

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
(a) Securitization Transactions
Through December 31, 2015, we had completed two securitization transactions. We consolidate the associated trusts associated with these securitizations as VIEs. (See Note 2(h) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization transactions.)
As of December 31, 2015 and December 31, 2014, the aggregate fair value of securitized mortgage loans underlying our securitizations was $167,624 and $104,438, respectively, and are included in “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value,” on our consolidated balance sheet.
The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table summarizes the key details of our securitization transactions as of December 31, 2015:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Current principal value of mortgage loans in securitization trust	$85,467	$125,531	$210,998
Face amount of senior security issued by the VIE and sold to a third-party investor	$—	$50,375	$50,375
Outstanding balance of senior security at December 31, 2015 (1)	$76,891	$18,904	$95,795
Year of final contractual maturity of senior debt	2054	2047
Face/Par value of certificates received by us (2)	$82,287	$104,626	$186,913
Cash received upon sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred (net of amortization of $130 and $518, respectively, as of December 31, 2015) (3)	$174	$829	$1,003
Stated interest rate for senior security issued	5.75%	4.00%

(1)
With respect to the March 2015 Securitization, amount reflects 100% of the single security issued, which we retained. The stated rate is presented for informational purposes only, as such certificate is eliminated in consolidation with the associated trust.

(2)
With respect to our February 2013 Securitization, the certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor. While the RMBS that we retained in connection with February 2013 Securitization do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and we, as legally permitted, pledge such securities as collateral in connection with associated borrowings under repurchase agreements.

(3)
Certain expenses incurred in connection with our securitizations were capitalized as deferred charges and are amortized to interest expense based upon the actual repayments of the associated senior security sold to a third party, or the initial term of the associated borrowing facility.

(b) Consolidation Assessment
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the March 2015 Securitization and the February 2013 Securitization for each reporting period from inception through December 31, 2015.
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
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at December 31, 2015, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	December 31, 2015
One year or less	$8,082
More than one year, up to and including three years	10,822
More than three years, up to and including five years	—
Total	$18,904
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
(e) VIEs - Impact on the Consolidated Financial Statements
The following table reflects the assets and liabilities recorded in our consolidated balance sheet related to our consolidated VIEs as of the dates presented:

	December 31, 2015	December 31, 2014
Assets:
Securitized mortgage loans, at fair value	$167,624	$104,438
Interest receivable	$936	$719
Other assets	$220	$335
Liabilities:
Non-recourse securitized debt, at fair value	$18,951	$34,176
Accrued interest payable	$63	$110

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIEs for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Interest income - securitized mortgage loans	$13,260	$7,900	$8,267
Interest expense - securitized debt	(1,374)	(1,640)	(1,794)
Unrealized gain/(loss) on securitized mortgage loans, net	(1,752)	1,683	3,950
Unrealized gain/(loss) on securitized debt	1,031	(124)	(954)
Other, net	(932)	(22)	—
General and administrative	(251)	—	—
Net income	$9,982	$7,797	$9,469
The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIEs for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$9,982	$7,797	$9,469
Premium amortization/(discount accretion), net	$1,446	$745	$(68)
Amortization of deferred financing costs	$(280)	$153	$131
Unrealized (gain)/loss on securitized mortgage loans, net	$1,752	$(1,683)	$(3,950)
Unrealized (gain)/loss on securitized debt	$(1,031)	$124	$954
Realized loss on REO, net	$208	$22	$—
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable, less purchased interest	$(217)	$(43)	$(676)
(Decrease) in accrued interest payable	$(47)	$(31)	$141
Cash Flows from Investing Activities:
Purchase of mortgage loans, simultaneously securitized	$(67,357)	$—	$(113,038)
Proceeds from sales of REO	$1,188	$178	$—
Other, net	$—	$1	$33
Principal payments received on securitized mortgage loans	$16,167	$6,949	$6,038
Cash Flows from Financing Activities:
Proceeds from issuance of securitized debt	$—	$—	$50,375
Principal payments on securitized debt	$(14,194)	$(9,302)	$(7,975)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 15 – Equity Award Plan
On July 21, 2011, our board of directors approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of our board of directors, which also must approve grants made under the LTIP. At December 31, 2015, 1,273,795 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	For the Year Ended December 31,
	2015	2014	2013
Restricted Common Stock	$423	$338	$349
RSUs	766	927	698
Total	$1,189	$1,265	$1,047
At December 31, 2015, we had estimated unrecognized compensation expense of $1,657 and $310 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at December 31, 2015 is expected to be recognized over a weighted average period of 1.3 years. As of December 31, 2015, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through December 31, 2015, we had not settled any RSUs in cash. However, the LTIP provides that we may allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager as a reimbursement for this tax liability and a corresponding adjustment to additional paid-in-capital.
The following table presents information about our equity awards for the periods presented:

	For the Year Ended December 31,
	2015		2014		2013
	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (1)	Weighted Average Grant Date Fair Value	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	292,088	$18.05	183,922	$19.47	166,682	$20.14
RSUs granted	—	—	130,124	16.02	25,851	14.73
RSUs canceled upon delivery of common stock (2)	(138,863)	20.91	(17,104)	16.92	(6,250)	17.95
RSUs canceled or forfeited	(4,676)	16.18	(4,854)	21.22	(2,361)	—
RSUs outstanding at end of period	148,549	$15.88	292,088	$18.05	183,922	$19.47

Vested RSUs at the end of the period	57,955	$15.82	102,250	$20.14	56,681	$19.93
Unvested RSUs at the end of the period	90,594	$15.92	189,838	$16.93	127,241	$19.26

Unvested restricted common stock awards outstanding at beginning of period	43,992	$17.39	28,040	$20.37	38,468	$19.69
Restricted common stock granted	9,332	16.07	34,112	16.12	6,748	22.22
Restricted common stock forfeited	—	—	—	—	—	—
Restricted common stock vested	(23,204)	18.23	(18,160)	19.60	(17,176)	19.58
Unvested restricted common stock outstanding at end of period	30,120	$16.31	43,992	$17.39	28,040	$20.37

(1)	Amounts are not in thousands.

(2)	Includes amounts deemed issued in net settlements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 16 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by our board of directors on our common stock from January 1, 2013 through December 31, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
December 17, 2015	December 31, 2015	January 29, 2015	$0.48
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
December 18, 2014	December 31, 2014	January 30, 2015	$0.45
September 17, 2014	September 30, 2014	October 31, 2014	$0.44
June 19, 2014	June 30, 2014	July 31, 2014	$0.42
March 13, 2014	March 31, 2014	April 30, 2014	$0.40
December 18, 2013	December 31, 2013	January 31, 2014	$0.40
September 19, 2013	September 30, 2013	October 31, 2013	$0.40
June 17, 2013	June 28, 2013	July 31, 2013	$0.70
March 18, 2013	March 28, 2013	April 30, 2013	$0.70
For 2015 and 2014, all of our common stock dividends were characterized as ordinary income to stockholders, as none were characterized as return of capital or capital gains.
(b) Common Stock
The following table presents information with respect to shares of our common stock issued through public offerings from January 1, 2013 through December 31, 2015:

Share Settlement Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
March 25, 2013 (1)	1,020,000	$22.00	$22,440
March 13, 2013 (1)	6,800,000	$22.00	$149,600

(1)	We raised net equity capital of 22,421 and $149,221 after offering costs of 19 and $379 for the shares issued on March 25, 2013 and March 13, 2013, respectively.
(c) Preferred Stock
At December 31, 2015 and December 31, 2014, we had outstanding 6,900,000 shares of 8.00% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of the Preferred Stock, such instruments are characterized as equity instruments.
The Preferred Stock generally has no voting rights. However, if dividends on the Preferred Stock are in arrears for six quarterly dividend periods, whether or not consecutive, the holders of the Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) will have the right to elect two additional directors to our board until we pay (or declare and set aside for payment) all dividends that are then in arrears. In addition, the affirmative vote of at least two-thirds of the votes entitled to be cast by holders of outstanding shares of Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) is required for us to authorize, create or increase the number of any class or series of senior equity securities or to amend our charter (including the Articles

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Supplementary designating the Preferred Stock or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
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
(e) Direct Stock Purchase and Dividend Reinvestment Plan
On November 25, 2015, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act, for the purpose of registering additional common stock for sale through our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). This shelf registration statement, which was declared effective by the SEC on December 18, 2015, when combined with the unused portion of our previous Stock Purchase Plan shelf registration statement, registered an aggregate of 2,000,000 shares of common stock. At December 31, 2015, 2,000,000 shares of common stock remained available for issuance pursuant to the Stock Purchase Plan registration statement. Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through December 31, 2015, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(f) Stock Repurchase Program
On November 6, 2013, our board of directors authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through December 31, 2015, we repurchased 360,800 shares of common stock at an average cost per share of $13.86. At December 31, 2015, $45,000 of common stock remained authorized for future share repurchase under the Repurchase Program.
The following table presents a summary of our common stock repurchases under the Repurchase Program during the year ended December 31, 2015:

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Note 17 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
	2015	2014	2013
Numerator:
Net Income/(loss)	$(11,595)	$96,055	$(47,211)
Less:
Dividends declared on Preferred Stock	13,800	13,800	13,800
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	613	565	405
Net income/(loss) allocable to common stock - basic and diluted	$(26,008)	$81,690	$(61,416)
Denominator:
Weighted average common shares - basic and diluted (1)	31,954	32,028	30,444
Earnings/(loss) per common share - basic and diluted	$(0.81)	$2.55	$(2.02)

(1)
For the year ended December 31, 2015, all RSUs and shares of restricted common stock were not included in the calculation of earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS. (See Note 15 for information with respect to RSUs and restricted shares outstanding at December 31, 2015.)

Note 18 – Summarized Quarterly Results (Unaudited)

	For the 2015 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$39,295	$41,618	$41,014	$38,173
Interest expense	(7,831)	(8,234)	(8,208)	(8,085)
Net interest income	31,464	33,384	32,806	30,088
Other income/(loss):
Realized gain/(loss) on sale of RMBS, net	8,539	(4,530)	3,331	9,658
Realized gain/(loss) on other investment securities, net	—	102	—	—
Other than temporary impairment recognized	(2,575)	(197)	(7,088)	(2,229)
Unrealized gain/(loss) on RMBS, net	14,780	(41,266)	161	(37,702)
Unrealized gain/(loss) on securitized debt	13	1,001	172	(155)
Unrealized gain/(loss) on securitized mortgage loans	2,362	(1,896)	(576)	(1,848)
Unrealized gain/(loss) on other investment securities	(29)	(2,540)	(3,014)	(793)
Gain/(loss) on derivative instruments	(26,521)	12,463	(41,145)	8,792
Other, net	12	(3)	(52)	(80)
Other income/(loss), net	(3,419)	(36,866)	(48,211)	(24,357)
Operating expenses:
General and administrative	(3,850)	(3,655)	(3,705)	(4,205)
Management fee - related party	(2,787)	(2,895)	(2,667)	(2,720)
Total operating expenses	(6,637)	(6,550)	(6,372)	(6,925)
Net income	$21,408	$(10,032)	$(21,777)	$(1,194)
Preferred Stock dividends declared	(3,450)	(3,450)	(3,450)	(3,450)
Net income allocable to common stock and participating securities	$17,958	$(13,482)	$(25,227)	$(4,644)
Earnings per common share - basic and diluted	$0.55	$(0.43)	$(0.79)	$(0.15)
Dividends declared per share of common stock	$0.48	$0.48	$0.48	$0.48

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

	For the 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Interest income	$38,180	$38,141	$38,542	$39,314
Interest expense	(7,268)	(7,510)	(7,708)	(7,900)
Net interest income	30,912	30,631	30,834	31,414
Other income/(loss):
Realized gain/(loss) on sale of RMBS, net	(11,810)	(7,072)	2,581	7,480
Other than temporary impairment	(3,356)	(3,001)	(2,576)	(5,958)
Unrealized gain/(loss) on RMBS, net	51,818	53,809	(13,154)	10,469
Unrealized gain/(loss) on securitized debt	10	(364)	67	163
Unrealized gain/(loss) on securitized mortgage loans	3,239	2,824	(1,891)	641
Unrealized (loss) on mortgage loans	—	—	—	(9)
Unrealized gain/(loss) on other investment securities	122	54	(101)	(171)
Gain/(loss) on derivative instruments	(37,190)	(27,133)	801	(25,005)
Other, net	18	(49)	39	74
Other income/(loss), net	2,851	19,068	(14,234)	(12,316)
Operating expenses:
General and administrative	(3,095)	(2,921)	(2,925)	(2,964)
Management fee - related party	(2,786)	(2,774)	(2,800)	(2,840)
Total operating expenses	(5,881)	(5,695)	(5,725)	(5,804)
Net income	$27,882	$44,004	$10,875	$13,294
Preferred Stock dividends declared	$(3,450)	$(3,450)	$(3,450)	$(3,450)
Net income allocable to common stock and participating securities	$24,432	$40,554	$7,425	$9,844
Earnings per common share - basic	$0.76	$1.26	$0.23	$0.30
Earnings per common share - diluted	$0.76	$1.25	$0.23	$0.30
Dividends declared per share of common stock	$0.40	$0.42	$0.44	$0.45

(1)	Losses are not allocable to participating securities.
Note 19 – Subsequent Events
(a) Merger Agreement
As previously disclosed in a Form 8-K filed with the SEC on February 26, 2016, we recently announced the signing of a definitive merger agreement (or, the Agreement) under which we will merge with Apollo Commercial Real Estate Finance, Inc. (or, ARI) for a price per share of our common stock equal to 89.25% of our book value per share as of the date that is three business days prior to the date on which the definitive proxy statement relating to the merger transaction is mailed to our stockholders, subject to adjustment under certain circumstances. Using our book value of common stock as of December 31, 2015 (or, December 31, 2015 Book Value) and based on the closing price of ARI’s shares of common stock on February 25, 2016, the value to be paid in the transaction for each share of our common stock would equal approximately $14.59 per share, a 44% premium to the closing price of our shares of common stock on February 25, 2016.
Under the terms of the Agreement, our stockholders will receive a combination of cash and ARI common stock in exchange for their shares of our common stock. The aggregate number of ARI shares issuable in the transaction is limited to 13,400,000 and the remainder of the consideration will be paid in cash. Our book value, and thus the actual purchase price, will be determined as of a date prior to the mailing of the definitive proxy statement/prospectus to our stockholders to approve the transaction. Using our December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the transaction values us at approximately $641 million, including the assumption of $172.5 million (liquidation preference) of our Preferred Stock. In addition, each share of the Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of ARI’s preferred stock, which we expect will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The transaction has been approved by all members of the board of directors of each company (with the exception of Mark Biderman, who recused himself from the vote of each board of directors) upon the unanimous recommendation of a special committee of independent directors of each board of directors. The transaction will be subject to approval by the holders of at least a majority of (i) our outstanding shares of common stock and (ii) our outstanding shares of common stock are beneficially owned by persons unaffiliated with Apollo. ARI stockholder approval will not be required in connection with the transaction.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands - except per share data)

Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Agreement by the holders of a majority of the shares of our common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo.
(b) Letter Agreement with Manager
Concurrently with the execution of the Agreement, we entered into the Letter Agreement with our Manager, pursuant to which the Manager has agreed to perform such services and activities as may be necessary to enable us to consummate the merger and other transactions contemplated by the Agreement.
For additional details regarding the terms and conditions of the Agreement and related matters, refer to the Form 8-K filed on February 26, 2016 relating to the transaction and to the Agreement and other documentation filed as exhibits thereto. Additional information regarding the proposed transaction, including risks associated with the proposed transaction, will be contained in a definitive proxy statement/prospectus to be filed by us and ARI with the SEC.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
A review and evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Management Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework (2013).”
Based on its assessment and those criteria, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Our independent auditors, Deloitte & Touche LLP audited our internal controls over financial reporting as of December 31, 2015. Their report dated March 4, 2016, which is included under Item 8, expressed an unqualified opinion on our internal control over financial reporting.

ITEM 9B.	Other Information
Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, we were not involved in any legal proceedings.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information regarding the Company’s directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to the Company’s proxy statement relating to its annual meeting of stockholders to be held on or about June 16, 2016 (or, Proxy Statement), to be filed with the SEC within 120 days after December 31, 2015.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 11.	Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 14.	Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

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

3.3	Amended and Restated Bylaws of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 26, 2016.

4.1	Specimen Common Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

4.2	Specimen Preferred Stock Certificate of Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q for the period ended September 30, 2012.

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date:	March 4, 2016	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 4, 2016	By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President, Chief Executive Officer and Director
(principal executive officer)

Date:	March 4, 2016	By:	/s/ Teresa D. Covello
Teresa D. Covello
Chief Financial Officer, Treasurer and Secretary
(principal financial officer and principal accounting officer)

Date:	March 4, 2016	By:	/s/ Frederick N. Khedouri
Frederick N. Khedouri
Director

Date:	March 4, 2016	By:	/s/ Mark C. Biderman
Mark C. Biderman
Director

Date:	March 4, 2016	By:	/s/ Thomas D. Christopoul
Thomas D. Christopoul
Director

Date:	March 4, 2016	By:	/s/ James E. Galowski
James E. Galowski
Director

Date:	March 4, 2016	By:	/s/ Frederick J. Kleisner
Frederick J. Kleisner
Director

Date:	March 4, 2016	By:	/s/ Hope S. Taitz
Hope S. Taitz
Director