Form 10-K/A
period 2015-12-31
Apollo Residential Mortgage, Inc.
filed 2016-04-28
CIK 1515980

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

On April 26, 2016, the registrant had a total of 31,894,717 shares of common stock outstanding.

EXPLANATORY NOTE

Apollo Residential Mortgage, Inc. (our “Company,” “we,” “us,” “our” or “AMTG”) is filing this annual report on Form 10-K/A (this “Form 10-K/A”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on March 4, 2016 (the “Original Filing”). The purpose of this Form 10-K/A is to include Part III information. This information was not included in the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the Part III information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after a registrant’s fiscal year-end. We are filing this Form 10-K/A to file our Part III information because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year. This Form 10-K/A hereby amends and restates the cover page and Part III, Items 10 through 14, in their entirety. This Form 10-K/A does not amend or otherwise update any other information in the Original Filing (including the exhibits to the Original Filing, except for Exhibits 31.3 and 31.4). Accordingly, this Form 10-K/A should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4.

- i -

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors is currently comprised of seven directors, Frederick N. Khedouri, Mark C. Biderman, Thomas D. Christopoul, Michael A. Commaroto, James E. Galowski, Frederick J. Kleisner and Hope S. Taitz. In accordance with our charter (“Charter”) and Amended and Restated Bylaws (“Bylaws”), each director will hold office until our next annual meeting of stockholders and until his or her successor has been duly elected and qualifies, or until the director’s earlier resignation, death or removal.

Our board of directors is responsible for overseeing our affairs. Our board of directors conducts its business through meetings and actions taken by written consent in lieu of meetings. During the year ended December 31, 2015, our board of directors held eight meetings. All of our directors attended at least 75% of the meetings of our board of directors and of the committees of our board of directors on which they served during 2015. Five of the directors then serving on our board of directors attended our 2015 annual meeting of stockholders. Our board of directors’ policy, as set forth in our Corporate Governance Guidelines (the “Guidelines”), is to encourage and promote the attendance by each director at all scheduled meetings of our board of directors and all meetings of our stockholders.

Information Regarding the Directors

The following information regarding the directors is furnished as of April 26, 2016.

Frederick N. Khedouri, 65, has been the Chairman of our board of directors since our initial public offering (our “IPO”) in July 2011. Mr. Khedouri has also been a Vice President of ARM Manager, LLC (our “Manager”) and a member of our Manager’s Investment Committee since July 2011. He is a Partner of Apollo Management International LLP and serves as a member of the Investment Committee and as Chief Investment Officer of Apollo European Principal Finance Fund L.P., a fund that commenced operations in 2007 and focuses primarily on financial assets in Western Europe. Mr. Khedouri also serves on the board of directors for Avant Tarjeta, Establecimiento Financiero de Crédito, S.A., a Spanish credit institution, and EVO Banco, S.A., a Spanish bank. Prior to joining Apollo Global Management, LLC (NYSE: APO) (together with its subsidiaries, “Apollo”) in 2008, Mr. Khedouri spent 22 years in the investment banking and mortgage-backed securities division of Bear Stearns & Co. Inc. Mr. Khedouri became a Senior Managing Director at Bear Stearns & Co. Inc. in 1991. In the course of his career there, he oversaw the firm’s activities relating to the U.S. savings and loan crisis from 1989 to 1993, leading over $35 billion of residential and commercial mortgage securities offerings for the Resolution Trust Corporation, the government agency responsible for liquidating the assets of failed institutions. He subsequently served as global head of the financial institutions investment banking group. In 2006, he transferred to London to manage the firm’s U.K. and European mortgage and asset-backed securities principal investing, mortgage origination, and advisory and underwriting businesses. Prior to joining Bear Stearns & Co. Inc. in 1987, he served in senior policy posts in the White House under President Reagan. From 1981 to 1985, he was deputy for policy and Associate Director for Natural Resources, Energy and Science in the White House Office of Management and Budget. From 1985 to 1987, he was Assistant to the Vice President for policy and Deputy Chief of Staff to Vice President George Bush. Mr. Khedouri graduated from the University of Chicago with an AB in European History. He graduated from the University of Texas School of Law and joined the State Bar of Texas in 1976. Mr. Khedouri was selected to serve as a director on our board of directors because of his depth of knowledge about the real estate industry and his extensive managerial and executive experience.

Mark C. Biderman, 70, has been one of our directors since our IPO in July 2011. Mr. Biderman has also served on the board of directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI), a publicly traded real estate investment trust (“REIT”) managed by an affiliate of Apollo since November 2010. Since February 2011, Mr. Biderman had served as a member of the board of directors of Atlas Energy G.P., LLC, General Partner of Atlas Energy, L.P., an energy-focused master limited partnership. In February of 2015, Atlas Energy G.P., LLC completed a merger with a subsidiary of Targa Resources Group (NYSE: TRGP), forming a new public company. Mr. Biderman then ceased being a director of Atlas Energy G.P., LLC and became a director of Atlas Energy Group, LLC (NYSE: ATLS). Since August 2010, Mr. Biderman has been a member of the board of directors of the Full

Circle Capital Corporation (NASDAQ: FULL), an externally managed business development company. Mr. Biderman served as a member of the board of directors of Atlas Energy, Inc., an independent natural gas producer that also owned an interest in an energy services provider, from July 2009 through February 2011. Since January 2009, Mr. Biderman has been a consultant focused on the financial services sector. Mr. Biderman served as Vice Chairman of National Financial Partners Corp. (NYSE: NFP), a benefits, insurance and wealth management services firm, from September 2008 through December 2008. From November 1999 until September 2008, he served as NFP’s Executive Vice President and Chief Financial Officer. From 1987 to 1999, Mr. Biderman served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets, or CIBC, an investment banking firm, and its predecessor, Oppenheimer & Co., Inc. Prior to investment banking, he was an equity research analyst covering the commercial banking industry. Mr. Biderman was on the “Institutional Investor” All American Research Team from 1973 to 1985 and was First Team Bank Analyst in 1974 and 1976. Mr. Biderman chaired the Due Diligence Committee at CIBC and served on the Commitment and Credit Committees. He serves on the Board of Governors and as Treasurer of Hebrew Union College-Jewish Institute of Religion, on the Board of Trustees of Congregation Rodeph Sholom, on the Board of Directors and as Treasurer of Center for Jewish Life Princeton University—Hillel and on the Board of Governors and as Treasurer of the Noyac Golf Club. Mr. Biderman is a Chartered Financial Analyst. Mr. Biderman received a BSE degree, with high honors, in chemical engineering from Princeton University and an MBA from the Harvard Graduate School of Business Administration. Mr. Biderman qualifies as an “audit committee financial expert” under the guidelines of the Securities and Exchange Commission (the “SEC”). Mr. Biderman was selected to serve as a director on our board of directors because of his business acumen and valuable operational experience.

Thomas D. Christopoul, 51, has been one of our directors since our IPO in July 2011. Mr. Christopoul has been an executive vice president and co-founder of 54 Madison Partners, LLC since July 2015. Prior to that, from January 2015 to July 2015 he was a Senior Partner of Cain Hoy Enterprises, an affiliate of Guggenheim Partners, where he was Senior Managing Director of Global Real Estate and Infrastructure from April 2012 to December 2014. Prior to that, Mr. Christopoul was Executive Chairman of GPS Industries, LLC, a developer, manufacturer and distributor of cart-mounted global positioning system technology for the global golf industry, from 2009 to 2012 and Executive Chairman of Rita’s Water Ice, LLC, a company that operates and franchises an Italian ice concept in the United States from 2010 to 2012. From 2009 to 2013, he served as an Operating Partner at Falconhead Capital, LLC, a private equity firm in New York City. From June 2007 to August 2009, he served as President and Chief Executive Officer of Resources Connection, Inc. (NASDAQ: RECN), a multinational professional services firm, where he also served as an independent member of the board of directors from January 2006 to June 2007. Prior to October 2005, Mr. Christopoul served as Chairman and Chief Executive Officer of the Marketing Services Division of Cendant Corporation (NYSE: CD), or Cendant. During his more than 10 years with Cendant, he led worldwide human resources and information technology, marketing and a broad array of corporate staff functions on a global basis through his service in a number of senior executive positions, including: Chairman and Chief Executive Officer of the Financial Services Division of Cendant, where he managed Jackson-Hewitt Tax Services; Senior Executive Vice President and Chief Administrative Officer; Executive Vice President of Corporate Services; Senior Vice President of Human Resources and Vice President of Human Resources for HFS Inc. (Hospitality Franchise Systems, Cendant’s predecessor). Prior to HFS Inc. and Cendant, he was the Director of Labor Relations for the Nabisco Biscuit Company from 1992 to 1995 and also worked for the Pepsi-Cola Company from 1998 to 1992. He is a member of the boards of directors of several privately held companies. He is also a director of Rexnord Corporation (NYSE: RXN). Mr. Christopoul graduated from Rutgers University with a BA and from Purdue University with an MS degree where he is a distinguished alumnus. Mr. Christopoul qualifies as an “audit committee financial expert” under the guidelines of the SEC. Mr. Christopoul was selected to serve as a director on our board of directors because of his extensive managerial and executive experience.

Michael A. Commaroto, 59, has been one of our directors since 2014 and has served as our Chief Executive Officer and President since our IPO in July 2011. Mr. Commaroto is also the Chief Executive Officer and President of our Manager and the head of our Manager’s Investment Committee. Mr. Commaroto has also been the Chief Executive Officer—Capital Markets of Vantium Management, L.P., an Apollo-sponsored investment manager with a focus on investing in a static pool of residential mortgage loans in both whole loan and securitized forms, since 2008. Prior to joining Vantium Management, L.P., Mr. Commaroto was at Deutsche Bank AG (NYSE: DB), or Deutsche Bank, as the U.S. Head of Whole Loan Trading from 2000 to 2007. Prior to joining Deutsche Bank, Mr. Commaroto spent over 16 years at Credit Suisse First Boston and its predecessor companies, where, among other responsibilities, he managed the whole loan trading and finance business for the Principal Trading Group and the

Mortgage Department. Mr. Commaroto started his career at Arthur Andersen & Co. where he focused on auditing broker dealers and investment banks. Mr. Commaroto graduated from Union College with a BA in economics and from the University of Rochester with an MBA with a concentration in accounting and finance. Mr. Commaroto has been selected to serve as a director on our board of directors because of his extensive experience in the residential mortgage industry.

James E. Galowski, 53, has been one of our directors since June 2015. Mr. Galowski has been Senior Portfolio Manager, Corporate Structured Credit at Apollo since April 2012. Prior to joining Apollo, Mr. Galowski was a Partner at Stone Tower Capital (“STC”) from September 2006 to April 2012, where he was responsible for overseeing STC’s investment activities in structured credit. From June 1990 to September 2005, Mr. Galowski served as Managing Director with WestLB in New York, London and Singapore. In Singapore, he was responsible for the bank’s Financial Markets activities in the Asia Pacific region with trading rooms in Hong Kong, Singapore, Tokyo, Sydney and Shanghai. From March 2012 to September 2005, he was a Managing Director and served on the Board and Executive Committee of WestLB Asset Management (U.S.) LLC, which ultimately became Brightwater Capital Management. While in London, Mr. Galowski focused on the re-organization of the bank’s European Treasury operations and served as the acting Group Treasurer of the Thomas Cook Group. While with WestLB in New York, Mr. Galowski was responsible for the ABS portfolio management business. From June 1985 to July 1990, Mr. Galowski served as a Senior Trader with the Canadian Imperial Bank of Commerce. Mr. Galowski graduated from St. John’s University with a BS in Finance and from Fordham University’s School of Business with an MBA. Mr. Galowski was selected to serve as a director on our board of directors because of his extensive background in the financial services industry and management.

Frederick J. Kleisner, 71, has been one of our directors since our IPO in July 2011. Mr. Kleisner served as President and a director of Hard Rock Hotel Holdings, LLC, a destination casino and resort company, from October 2007 to March 2011. From December 2007 until March 2011, Mr. Kleisner also served as Chief Executive Officer of Morgans Hotel Group Co. (NASDAQ: MHGC), or Morgans, a hospitality company, and as President and Chief Executive Officer (including interim President and Chief Executive Officer) of Morgans from September 2007 until March 2009. Mr. Kleisner also served as a director of Morgans from February 2006 until March 2011. From January 2006 to September 2007, Mr. Kleisner was the Chairman and Chief Executive Officer of Rex Advisors, LLC, a hotel advisory firm. From August 1999 to December 31, 2005, Mr. Kleisner served as President, Chief Operating Officer and, from March 2000 to August, 2005, Chief Executive Officer of Wyndham International, Inc., or Wyndham International, a global hotel company. Mr. Kleisner also has served as Chairman of Wyndham International’s Board from October 2000 to August 2005. From January 1998 to August 1999, he served as President and Chief Operating Officer of The Americas for Starwood Hotels & Resorts Worldwide, Inc. Hotel Group. He has held senior positions with Westin Hotels and Resorts Worldwide, where he served as President and Chief Operating Officer from 1995 to 1998, Interstate Hotels Company, where he served as Executive Vice President and Group President of Operations from 1990 to 1995, The ITT Sheraton Corporation, where he served as Senior Vice President, Director of Operations, North America Division-East from 1985 to 1990, and Hilton Hotels, Corp. where for 16 years he served as General Manager of several landmark hotels. Since 2013, Mr. Kleisner serves as a director of Caesars Entertainment Corporation (NASDAQ: CZR). Mr. Kleisner has served as a director of Innkeepers USA Trust, a subsidiary of Apollo Investment Corporation (NASDAQ: AINV), from November 2007 to August 2010, and serves as a director of Kindred Healthcare, Inc. (NYSE: KND), a healthcare services company, since April 2009. He is currently a director of Playtime, LLC, a manufacturer of antibacterial and antimicrobial playground equipment and play systems, and Aimbridge Hospitality, Inc., a hotel investment and management firm. He also serves as a Real Estate Investment Management Advisory Board member of Michigan State University’s Eli Broad College of Business, School of Hospitality Business. Mr. Kleisner graduated from Michigan State University with a BA in Hotel Management, completed advanced studies at the University of Virginia, Darden School of Business and attended The Catholic University of America. Mr. Kleisner qualifies as an “audit committee financial expert” under the guidelines of the SEC. Mr. Kleisner was selected to serve as a director on our board of directors because of his strong operating, management and real estate investment experience.

Hope S. Taitz, 51, has been one of our directors since our IPO in July 2011. Since 2004, Ms. Taitz has acted as a consultant in the retail/consumer industries and since April 2011, has served as a director of Athene Holding Ltd. and Athene Life Re Ltd. Since July 2011 Ms. Taitz has served as a director of Athene Annuity & Life Assurance Company. Since December 2012, Ms. Taitz has served as a director of Athene Life Insurance Company of New York. Since August 2013, Ms. Taitz has served as a director of Diamond Resorts International, Inc. Since

October 2013, Ms. Taitz has served as a director of Athene Annuity and Life Company, Athene USA Corporation and Athene Annuity & Life Assurance Company of New York. Since July 2014, Ms. Taitz has served as a director of Lumenis Ltd. (NASDAQ: LMNS), a healthcare company. Since January 2015, Ms. Taitz has served as a director of MidCap FinCo Holdings Limited, MidCap FinCo Limited and MC Feeder Limited. From 1995 to 2003, Ms. Taitz was Managing Partner of Catalyst Partners, L.P., a money management firm focused on special situations in both debt and equity in sectors including retail, consumer and specialty finance. From 1990 to 1992, Ms. Taitz was a Vice President at The Argosy Group (now part of the Canadian Imperial Bank of Commerce (NYSE: CM)) specializing in financial restructuring before becoming a Managing Director at Crystal Asset Management, from 1992 to 1995. From 1986 to 1990, Ms. Taitz was at Drexel Burnham Lambert, first as a mergers and acquisitions analyst and then as an associate in the leveraged buyout group. Ms. Taitz is a founding executive member of Youth Renewal Fund, Pencils of Promise and Girls Who Code. Ms. Taitz graduated with honors from the University of Pennsylvania with a BA in Economics. Ms. Taitz was selected to serve as a director on our board of directors because of her extensive background in finance and her management experience.

Information Regarding our Executive Officers

Our President and Chief Executive Officer is Michael A. Commaroto. Teresa D. Covello resigned as our Chief Financial Officer, Treasurer and Secretary effective March 15, 2016 and was succeeded on that date in these positions by Gregory W. Hunt. For Mr. Commaroto’s biography, please see “Information Regarding the Directors.” The following sets forth the biographical information for Ms. Covello and Mr. Hunt as of April 26, 2016.

Teresa D. Covello, 51, served as our Chief Financial Officer, Treasurer and Secretary from January 1, 2014 to March 15, 2016. From April 2012 to December 2013, Ms. Covello was the Controller of our Manager. From 2003 to 2011, Ms. Covello served as the Chief Accounting Officer and Treasurer of MFA Financial, Inc. (NYSE: MFA), a residential mortgage REIT, and as its Senior Vice President and Controller from 2001 to 2003. In 2000, Ms. Covello was a self-employed financial consultant, concentrating in investment banking within the financial services sector. From 1990 to 2000, she held progressive positions, as the Director of Financial Reporting and served on the Strategic Planning Team for JSB Financial, Inc., the parent company of Jamaica Savings Bank FSB, which was acquired in January 2000. Ms. Covello began her career in public accounting with KPMG Peat Marwick (predecessor to KPMG LLP). She graduated from Hofstra University with a BS in Public Accounting.

Gregory W. Hunt, 59, has served as Chief Financial Officer, Treasurer and Secretary since March 15, 2016. Since May 2012, Mr. Hunt has been serving as the Chief Financial Officer and Treasurer of Apollo Investment Corporation (NYSE: AINV), a business development company managed by Apollo. Previously, Mr. Hunt was Executive Vice President and Chief Financial Officer for Yankee Candle, which he joined in April 2010. Prior to joining Yankee Candle, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines from 2007 to 2009. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as Chief Financial Officer and Chief Restructuring Officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and Chief Financial Officer and Co-Chief Executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, Mr. Hunt held several senior financial leadership positions including Chief Financial Officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt also serves as a Director of LogicSource, Inc. and as a member of the Board of Advisors for the University of Vermont School of Business. Mr. Hunt earned a bachelor’s degree in accounting and finance from the University of Vermont and is a Certified Public Accountant.

Committees of the Board of Directors

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee. Mark C. Biderman (Chair), Thomas D. Christopoul and Frederick J. Kleisner are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NYSE listing standards, SEC rules governing the qualifications of Audit Committee members, the Guidelines, the written charter of the Audit Committee and certain categorical standards (the “Independence Standards”) adopted by our board of directors to assist it in making determinations with respect to the independence of our directors. Our board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience (see “Information Regarding the Directors” in this Form 10-K/A for a description of our directors’ respective backgrounds and experience), that Mr. Biderman, Mr. Christopoul and Mr. Kleisner each qualify as an “audit committee financial expert” for purposes of, and as defined by, the SEC rules and has the requisite accounting or related financial management expertise required by NYSE listing standards. In addition, our board of directors has determined that all of the members of the Audit Committee are financially literate as required by the NYSE listing standards. Mr. Biderman currently serves on the audit committee of four public companies (including us). In accordance with our Audit Committee charter, these obligations have been disclosed to our board of directors. Our board of directors has determined that serving on the audit committee of three other public companies does not impair Mr. Biderman’s ability to effectively serve on our Audit Committee.

The Audit Committee, which met eight times during 2015, among other things, acts on behalf of our board of directors to discharge our board of directors’ responsibilities relating to our and our subsidiaries’ corporate accounting and reporting practices, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing our policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited annual financial statements as well as approving the filing of our interim financial statements, meeting with officers responsible for certifying our annual report on Form 10-K or any quarterly report on Form 10-Q prior to any such certification and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. The specific responsibilities of the Audit Committee are set forth in its written charter, which is available for viewing on our website at www.apolloresidentialmortgage.com.

Compensation Committee. Thomas D. Christopoul (Chair), Frederick J. Kleisner and Hope S. Taitz are the current members of the Compensation Committee. Our board of directors has determined that all of the members of the Compensation Committee are independent as required by the NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Compensation Committee. The Compensation Committee, which met five times during 2015, is responsible for evaluating the performance of our Manager, reviewing the compensation and fees payable to our Manager under the management agreement between us and our Manager dated as of July 21, 2011 (the “Management Agreement”), preparing Compensation Committee reports and administering the issuance of any shares of our common stock, par value $0.01 per share (“Common Stock”) or other equity awards issued to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our officers, who are employees of our Manager or its affiliates, do not receive cash compensation from us for serving as our officers. To the extent that our Company is responsible for paying the compensation or any other employee benefits of the Chief Executive Officer, the Compensation Committee will review and approve corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and determine the Chief Executive Officer’s compensation level based on this evaluation. Under our Management Agreement, we are responsible for reimbursing our Manager or its affiliates, as applicable, for our allocable share of the compensation and employee benefits paid to our Chief Financial Officer by our Manager based on the percentage of his or her time spent on our affairs and other corporate finance, tax, accounting, internal audit, legal, risk management, operations and compliance and other non-investment personnel of our Manager and its affiliates who spend all or a portion of their time managing our affairs. The Compensation Committee is responsible for reviewing the information provided by our Manager to support the determination of our share of such costs. The Compensation Committee consults with our Manager when recommending to the board of directors the level of awards under the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”) (as described below) to be payable to the personnel of our Manager and its affiliates. The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee. The specific responsibilities of the Compensation Committee are set forth in its written charter, which is available for viewing on our website at www.apolloresidentialmortgage.com.

Nominating and Corporate Governance Committee. Hope S. Taitz (Chair) and Mark C. Biderman are the current members of the Nominating and Corporate Governance Committee. Our board of directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent as required by the NYSE listing standards, the Guidelines, the Independence Standards and the written charter of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee, which met three times during 2015, is responsible for, among other things, reviewing periodically and making recommendations to our board of directors on the range of qualifications that should be represented on our board of directors and eligibility criteria for individual board membership, as well as seeking, considering and recommending to the board qualified candidates for election as directors and approving and recommending to the full board of directors the appointment of each of our officers. For a discussion of the consideration of diversity in the process by which candidates for director are considered for nomination by the Nominating and Corporate Governance Committee, and the process for identifying and evaluating nominees for director, including nominees recommended by security holders, please see “Identification of Director Candidates” in this Form 10-K/A. The Nominating and Corporate Governance Committee reviews and makes recommendations on matters involving the general operation of our board of directors and our corporate governance and annually recommends to the board of directors nominees for each committee of our board of directors. In addition, the committee annually facilitates the assessment of our board of directors’ performance as a whole and that of the individual directors and reports thereon to our board of directors. The specific responsibilities of the Nominating and Corporate Governance Committee are set forth in its written charter, which is available for viewing on our website at www.apolloresidentialmortgage.com.

Role of the Board and Risk Oversight

Pursuant to our Charter and Bylaws and the Maryland General Corporation Law, our business and affairs are managed under the direction of our board of directors. Our board of directors has the responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in our day-to-day operations. Members of our board of directors keep informed of our business by participating in meetings of our board of directors and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with our Manager and our executive officers.

In connection with their oversight of risk to our business, our board of directors and the Audit Committee consider feedback from our Manager concerning the risks related to our business, operations and strategies. The Audit Committee discusses and reviews policies with respect to our risk assessment and risk management, including, but not limited to, guidelines and policies to govern the process by which risk assessment and risk management is undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counter-party and credit risks, our capital availability and refinancing risks and any environmental risks, if applicable. The Audit Committee also considers enterprise risk management. Our Manager regularly reports to our board of directors on our leverage policies, our asset acquisition process, any asset impairments and our compliance with applicable REIT and Investment Company Act of 1940 rules. Members of our board of directors routinely meet with our Manager and our executive officers, as appropriate, in connection with their consideration of matters submitted for the approval of our board of directors and the risks associated with such matters.

We maintain separate roles for our Chief Executive Officer and Chairman of our board of directors.

Our board of directors believes that its composition protects stockholder interests and provides sufficient independent oversight of our Manager. A majority of our current directors are “independent” under NYSE standards, as more fully described elsewhere in this Form 10-K/A under “Corporate Governance.” The independent directors meet separately from the personnel of our Manager on at least a quarterly basis and are very active in the oversight of our Company. The independent directors oversee such critical matters as the integrity of our financial statements, the evaluation and compensation of our Manager and the selection and evaluation of directors.

Each independent director has the ability to add items to the agenda of board of directors’ meetings or raise subjects for discussion that are not on the agenda for that meeting. In addition, our board of directors and each board of directors’ committee have complete and open access to our Manager and its officers, employees and other personnel who support our Manager in providing services to us under our Management Agreement.

Our board of directors believes that its majority independent composition and the roles that our independent directors perform provide effective corporate governance at the board of directors level and independent oversight of both our board of directors and our Manager. The current governance structure, when combined with the functioning of the independent director component of our board of directors and our overall corporate governance structure, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to our directors and executive officers. The Code of Conduct was designed to assist directors and executive officers in complying with applicable laws, in resolving moral and ethical issues that may arise and in complying with our policies and procedures. Among the areas addressed by the Code of Conduct are compliance with applicable governmental, state and local laws, compliance with securities laws, the use and protection of company assets, the protection of our confidential corporate information, dealings with the press and communications with the public, internal accounting controls, improper influence of audits, records retention, fair dealing, discrimination and harassment, health and safety, and conflicts of interest, including payments and gifts by third parties to directors and officers, outside financial interests of directors and officers that might be in conflict with our interests, access to our confidential records, corporate opportunities, and loans to directors and officers. The Code of Conduct is available for viewing on our website at www.apolloresidentialmortgage.com. We will also provide the Code of Conduct, free of charge, to stockholders who request it. Requests should be directed to our Secretary at Apollo Residential Mortgage, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.

Corporate Governance Guidelines

Our board of directors has adopted Guidelines that address significant issues of corporate governance and set forth procedures by which our board of directors carries out its responsibilities. Among the areas addressed by the Guidelines are the composition of our board of directors, its functions and responsibilities, its standing committees, director qualification standards, access to management and independent advisors, director compensation, management succession, director orientation and continuing education and the annual performance evaluation and review of our board of directors and committees.

Majority Vote Policy

The Guidelines provide for a majority vote policy for the election of directors. Pursuant to this policy, in any uncontested election of directors, any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our board of directors following certification of the stockholder vote. The Nominating and Corporate Governance Committee shall promptly consider the resignation and make a recommendation to our board of directors with respect to the tendered resignation. In considering whether to accept or reject the tendered resignation, the Nominating and Corporate Governance Committee shall consider all factors it deems relevant, which may include the stated reasons, if any, why stockholders withheld votes from the director, any alternatives for curing the underlying cause of the withheld votes, the length of service and qualifications of the director, the director’s past and expected future contributions to our company, the composition of our board of directors, and such other information and factors as members of the Nominating and Corporate Governance Committee shall determine are relevant.

Our board of directors will act on the Nominating and Corporate Governance Committee’s recommendation no later than 90 days after the certification of the stockholder vote. Any director who tenders his or her resignation to our board of directors will not participate in the Nominating and Corporate Governance Committee’s consideration or board action regarding whether to accept such tendered resignation.

We will promptly disclose our board of director’s decision whether to accept the resignation as tendered (providing a full explanation of the process by which the decision was reached and, if applicable, the reasons for rejecting the tendered resignation) in a press release, a filing with the SEC or in another broadly disseminated means of communication.

The Guidelines are available for viewing on our website at www.apolloresidentialmortgage.com. We will also provide the Guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at Apollo Residential Mortgage, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.

Director Independence

The Guidelines provide that a majority of the directors serving on our board of directors must be independent as required by NYSE listing standards. In addition, as permitted under the Guidelines, our board of directors has also adopted Independence Standards to assist it in making determinations with respect to the independence of our directors. The Independence Standards are available for viewing on our website at www.apolloresidentialmortgage.com. Based upon its review of all relevant facts and circumstances, our board of directors has affirmatively determined that four of our seven current directors—Mark C. Biderman, Thomas D. Christopoul, Frederick J. Kleisner and Hope S. Taitz—qualify as independent directors under the NYSE listing standards and the Independence Standards.

Review and Approval of Transactions with Related Persons

Our board of directors has adopted written policies and procedures for review, approval and ratification of transactions involving us and “related persons” (directors and executive officers, stockholders beneficially owning greater than 5% of our outstanding capital stock, or immediate family members of any of the foregoing). The policy covers any related person transaction that meets the minimum threshold for disclosure in this Form 10-K/A under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). A summary of these policies and procedures is set forth below:

Policies

•	Any covered related party transaction must be approved by our board of directors or by a committee of our board of directors consisting solely of disinterested directors. In considering the transaction, our board of directors or any such committee will consider all relevant factors, including, as applicable, (i) our business rationale for entering into the transaction, (ii) the available alternatives, (iii) whether the transaction is on terms comparable to those available to or from third parties, (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and (v) the overall fairness of the transaction to us.

•	On at least an annual basis, our board of directors or committee will monitor the transaction to assess whether it is advisable for us to amend or terminate the transaction.

Procedures

•	Management or the affected director or executive officer will bring the matter to the attention of the Chair of the Audit Committee or, if the Chair of the Audit Committee is the affected director, to the attention of the Chair of the Nominating and Corporate Governance Committee.

•	The appropriate Chair shall determine whether the matter should be considered by our board of directors or by a committee of our board of directors consisting solely of disinterested directors (the “Appointed Committee”).

•	If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•	The transaction must be approved in advance whenever practicable and, if not practicable, must be ratified as promptly as practicable.

•	No director shall participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director shall provide all material information concerning the interested transaction to our board of directors or the Appointed Committee.

•	If a related party transaction will be ongoing, our board of directors or the Appointed Committee may establish guidelines for our Company’s management to follow in its ongoing dealings with the related party.

•	All related party transactions shall be disclosed in our applicable filings with the SEC as required under applicable securities law rules and regulations.

Identification of Director Candidates

In accordance with the Guidelines and its written charter, the Nominating and Corporate Governance Committee is responsible for identifying director candidates for our board of directors and for recommending director candidates to our board of directors for consideration as nominees to stand for election at our annual meetings of stockholders. Director candidates are recommended for nomination for election as directors in accordance with the guidelines set forth in the written charter of the Nominating and Corporate Governance Committee.

We seek highly qualified director candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience and expertise with a reputation for the highest personal and professional ethics, integrity and values. The Nominating and Corporate Governance Committee periodically reviews the appropriate skills and characteristics required of our directors in the context of the current composition of our board of directors, our operating requirements and the long-term interests of our stockholders. In accordance with the Guidelines, directors should possess the highest personal and professional ethics, integrity and values, exercise good business judgment and be committed to representing the long-term interests of our Company and our stockholders and have an inquisitive and objective perspective, practical wisdom and mature judgment. The Nominating and Corporate Governance Committee reviews director candidates with the objective of assembling a slate of directors that can best fulfill and promote our goals, regardless of gender, age or race, and recommends director candidates based upon contributions they can make to our board of directors and management and their ability to represent our long-term interests and those of our stockholders.

Upon determining the need for additional or replacement board members, the Nominating and Corporate Governance Committee identifies director candidates and assesses such director candidates based upon information it receives in connection with the recommendation or otherwise possesses, which assessment may be supplemented by additional inquiries. In conducting this assessment, the Nominating and Corporate Governance Committee considers knowledge, experience, skills, diversity and such other factors as it deems appropriate in light of our current needs and those of our board of directors. The Nominating and Corporate Governance Committee may seek input on such director candidates from other directors, including the Chairman of our board of directors and our Chief Executive Officer, and recommends director candidates to our board of directors for nomination. The Nominating and Corporate Governance Committee does not solicit director nominations, but it will consider recommendations by stockholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent on a timely basis and in accordance with applicable law. The Nominating and Corporate Governance Committee will evaluate nominees recommended by stockholders against the same criteria that it uses to evaluate other nominees. The Nominating and Corporate Governance Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying director candidates or gathering information regarding the background and experience of director candidates. If the Nominating and Corporate Governance Committee engages any such third party, the Nominating and Corporate Governance Committee will have sole authority to approve any fees or terms of retention relating to these services.

Hedging and Speculative Trading

Our board of directors has adopted, as part of our insider trading policy, prohibitions against our executives, directors and all employees, partners, directors and officers of Apollo engaging in transactions of a speculative nature involving our securities at any time, including, but not limited to, the purchase or sale of put options. In addition, such persons are prohibited from short-selling our securities or engaging in transactions involving other derivatives based on our securities, including options, warrants, restricted stock units, stock appreciation rights or similar rights whose value is derived from the value of our Common Stock (other than securities granted under our 2011 Equity Incentive Plan).

Personal Loans to Executive Officers and Directors

We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our directors and executive officers.

Director Attendance at Annual Meetings of Stockholders

As set forth in the Guidelines, our policy is to encourage and promote the attendance by each director at all meetings of our stockholders.

Communications with the Board of Directors

Our board of directors has established a process by which stockholders or other interested parties may communicate in writing with our directors, a committee of our board of directors, our independent directors as a group or our board of directors generally. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at Apollo Residential Mortgage, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials are not required to be forwarded to our directors; however, such materials may be forwarded at the discretion of our Secretary. Our board of directors has approved this communication process.

Executive Sessions of Independent Directors

The independent directors serving on our board of directors intend to meet in executive sessions at least four times per year at regularly scheduled meetings of our board of directors. These executive sessions of our board of directors will be presided over by one of the independent directors serving on our board of directors selected on an ad-hoc basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

We have no employees. We are managed by ARM Manager, LLC, our Manager, pursuant to our Management Agreement. Under the Management Agreement, we pay our Manager a base management fee equal to 1.5% per annum of our stockholders’ equity (as defined in our Management Agreement), calculated and payable (in cash) quarterly in arrears, and are also responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of our Company or for certain services provided by the Manager to our Company. For additional details regarding payments under our Management Agreement, see “Certain Relationships and Related Transactions.”

We do not have agreements with any of our executive officers or any employees of our Manager or its affiliates with respect to their cash compensation. For purposes of this Form 10-K/A, Michael A. Commaroto and Teresa D. Covello were our “named executive officers” as defined in Item 402(a)(3) of Regulation S-K for the year ended December 31, 2015. As described elsewhere in this Form 10-K/A, Teresa D. Covello resigned as our Chief Financial Officer, Treasurer and Secretary effective March 15, 2016 and was succeeded on that date in these positions by Gregory W. Hunt. Our named executive officers are (or were in the case of Ms. Covello) employees of our Manager or one of its affiliates and do not, or did not, as applicable, receive cash compensation from us for serving as our executive officers. However, under the terms of the Management Agreement, we reimburse our Manager or its affiliates for our allocable share of the compensation, including annual base salary, bonus and any related withholding taxes and employee benefits, paid to our Chief Financial Officer, based on the percentage of his or her time spent managing our affairs in that role. For the year ended December 31, 2015, the amount of Ms. Covello’s total compensation allocable to us for serving as our Chief Financial Officer was $552,394. Under the Management Agreement, the amount of compensation payable to our Chief Financial Officer is not determined by our board of directors or the Compensation Committee. Instead, under the terms of the Management Agreement, our Manager has the discretion to determine the levels of base salary and cash incentive compensation earned by our Chief Financial Officer. Our Manager or its affiliates also determine whether and to what extent our Chief Financial Officer will be provided with pension, deferred compensation and other employee benefits plans and programs.

Our Manager is an indirect subsidiary of Apollo, a leading global alternative investment manager with a contrarian and value oriented investment approach in private equity, credit and real estate. Apollo had total assets under management of $170 billion as of December 31, 2015. Our Manager is led by an experienced team of senior real estate professionals who have significant experience in investing in residential mortgage assets throughout the United States. Through this structure, we benefit from Apollo’s global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets.

Our Manager and its affiliates’ principal compensation philosophy is to seek to align the interests of its professionals with those of its investors and investors in the vehicles that it manages. This alignment is achieved in a number of ways including through the practice of paying annual incentive compensation partly in the form of equity-based awards that are subject to vesting. Our Manager and its affiliates take into consideration various factors in determining the total compensation payable to its professionals including the type, scope and level of responsibility of the professional, competitive market dynamics, the individual contributions made by the professional to the success of the Manager and its affiliates, and corporate citizenship exhibited by the professional.

Our Manager is entitled to receive a base management fee that is based on the amount of our stockholders’ equity (as defined in our Management Agreement) at the end of each quarter, regardless of our performance. Our stockholders’ equity, for purposes of calculating the base management fee, could be greater than or less than the amount of stockholders’ equity shown on our financial statements. However, our performance is considered as an important factor in determining grants of equity-based awards under the 2011 Equity Incentive Plan to our Manager and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. See “—Equity Compensation.”

Equity Compensation

The Compensation Committee may, from time to time, grant equity-based awards designed to align the interests of our Manager and personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement with those of our stockholders, by allowing our Manager and personnel of our Manager and its affiliates to share in the creation of value for our stockholders through stock appreciation and dividends. These equity-based awards are generally subject to time-based vesting requirements designed to promote retention and to achieve strong performance for our Company. These awards further provide flexibility to us in our ability to enable our Manager and its affiliates who support our Manager to attract, motivate and retain talented individuals. We have adopted the 2011 Equity Incentive Plan, which provides for the issuance of equity-based awards, including shares of restricted Common Stock, restricted stock units, stock options, phantom shares, dividend equivalent rights and other awards based on our Common Stock. Shares of restricted Common Stock issued to our independent directors with respect to a portion of their annual director fees are also issued under the 2011 Equity Incentive Plan.

Our board of directors has delegated its administrative responsibilities under the 2011 Equity Incentive Plan to the Compensation Committee. In its capacity as plan administrator, the Compensation Committee has the authority to make awards to our Manager, directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, and to determine what form the awards will take and the terms and conditions of the awards.

The Compensation Committee considers our performance as one of the important factors in determining the awards granted under the 2011 Equity Incentive Plan. The Compensation Committee, in consultation with our Manager and executive officers, developed performance measures in order to link awards under the 2011 Equity Incentive Plan with our financial and operating performance by considering the attainment of certain Company performance measures in connection with grants of future awards under the 2011 Equity Incentive Plan. Accordingly, in evaluating our performance for 2015, the Compensation Committee considered the achievement of various measures of Company and individual performance, the quality, performance and diversification of our investment portfolio, our dividend yield, our ability to develop a broad range of repurchase agreement counterparties and the development and implementation of our financial reporting and asset management infrastructure. In addition, the Compensation Committee considered individual contributions to our activity during 2015 by our executive officers and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement. As a result of this review process, the Compensation Committee determined to make the grants set forth under “2015 Equity Grants” below to personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement.

The Compensation Committee has not adopted a formal equity incentive compensation program for 2016, and, to the extent the Compensation Committee determines to make grants during 2016, we expect that goals, business objectives and measures of our performance will be considered by the Compensation Committee, in consultation with our Manager and executive officers, in determining whether to make, and the amount of any, such grants.

Compensation Committee Report

The Compensation Committee evaluates and establishes equity award compensation for our Manager and our directors and officers, employees and other personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement and administers our 2011 Equity Incentive Plan. The Compensation Committee consults with our Manager when determining the level of grants under our 2011 Equity Incentive Plan to be payable to our Manager and the personnel of our Manager and its affiliates. While management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A. The Compensation Committee believes that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the Compensation Committee with regard to executive compensation. The Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

Thomas D. Christopoul, Chairperson

Frederick J. Kleisner

Hope S. Taitz

The foregoing Compensation Committee Report shall not be deemed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Compensation of Executive Officers

The following table summarizes the annual compensation received by our named executive officers for the fiscal years ended December 31, 2015, 2014 and 2013.

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(1)		Stock Awards ($)(2)		All Other Compensation ($)(1)	Total ($)
Michael A. Commaroto, President and Chief Executive Officer	2015		$—		$—		$—	$—		$—
	2014		$—		$—		$538,437	$—		$538,437
	2013		—		—		—	—		—
Teresa D. Covello(3), Chief Financial Officer, Treasurer and Secretary	2015 2014	$ $	275,000 275,000	$ $	241,404 241,374	$ $	— 173,682	$35,990 35,781	$ $	552,394 725,837

(1)	Amounts in the columns entitled “Salary,” “Bonus” and “All Other Compensation” for Ms. Covello represent the compensation expense, including annual base salary and bonus (comprised of cash and equity-based awards made by an affiliate of our Manager), that is allocable to us based on the percentage of time she spent managing our affairs in her capacity as Chief Financial Officer, which we reimbursed to our Manager. For 2014, the amount in the column entitled “All Other Compensation” for Ms. Covello includes our allocable share of the expenses in the amount of $18,381 and $17,400 associated with taxes and benefits, respectively. For 2015, the amount in the column entitled “All Other Compensation” for Ms. Covello includes our allocable share of the expenses in the amount of $18,590 and $17,400 associated with taxes and benefits, respectively.
(2)	Amounts in this column represent the aggregate grant date fair value of awards of restricted stock units computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair values of awards have been determined based on the assumptions and methodologies set forth in our annual report on Form 10-K for the year ended December 31, 2015 (Note 15, Equity Award Plan) filed on March 4, 2016.
(3)	Ms. Covello was named our Chief Financial Officer, Treasurer and Secretary on January 1, 2014, and therefore no compensation for the fiscal year ended December 31, 2013 is presented.

Grants of Plan-Based Awards

No plan-based awards were granted during the 2015 fiscal year to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to all outstanding equity-based awards held at the end of the fiscal year ended December 31, 2015 by each named executive officer.

Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Michael A. Commaroto	22,520	$269,114
Teresa D. Covello	9,544	$114,051

(1)	Represents restricted stock units granted pursuant to the 2011 Equity Incentive Plan, which vest in accordance with the terms of the applicable award agreements.
(2)	Based on the closing price of our Common Stock on the last business day of the fiscal year ended December 31, 2015—$11.95.

Option Exercises and Stock Vested

No stock options have been granted by our Company to date. The following table summarizes certain information regarding restricted stock unit awards that vested during the fiscal year ended December 31, 2015 with respect to the named executive officers.

	Stock Vested in 2015
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Michael A. Commaroto	36,705	$464,834
Teresa D. Covello	9,244	119,095

(1)	Amounts represent the number of restricted stock units that vested during 2015. Restricted stock units granted during 2012, 2013 and 2014 vest in equal annual installments over a period of three years from the date set forth in the applicable award agreement. With respect to restricted stock awards granted in 2012 and 2013, shares of Common Stock were delivered following the expiration of the final vesting period; with respect to restricted stock units granted in 2014, shares of our non-restricted Common Stock will be distributed on an annual basis following the year of vesting. Please see “2011 Equity Incentive Plan and Other Matters—Awards Under the Plan” for a more detailed description of the restricted stock units.
(2)	The Value Realized on Vesting column reflects the aggregate value realized with respect to all stock awards that vested during the fiscal year ended December 31, 2015. The value realized in connection with each vesting of stock awards is calculated as follows: the number of vested shares underlying a restricted stock unit award multiplied by the closing price of our Company’s Common Stock on the vesting date. The value realized amounts are calculated in accordance with the rules and regulations of the SEC and may not reflect the amounts ultimately realized by the named executive officer.

Pension Benefits

Our named executive officers received no benefits in the fiscal year ended December 31, 2015 from us under defined pension or defined contribution plans.

Nonqualified Deferred Compensation

Our Company does not have a nonqualified deferred compensation plan that provides for deferral of compensation on a basis that is not tax-qualified for our named executive officers.

Potential Payments Upon Termination or Change in Control

Our named executive officers are, or were in the case of Ms. Covello, employees of our Manager or its affiliates and therefore we generally have no obligation to pay them any form of compensation upon their termination of employment, except with respect to the restricted stock unit award agreements entered into between such named executive officers and our Company. These agreements provide that any unvested portion of the award shall be immediately and irrevocably forfeited upon a termination of the employment of the named executive officer by the Manager or its affiliates, including a termination of employment due to such officer’s resignation, discharge, death or retirement.

The 2011 Equity Incentive Plan provides that, in the event of a “change in control” (as such term is defined in our 2011 Equity Incentive Plan), the Compensation Committee shall take any such action as in its discretion it shall consider necessary to maintain each grantee’s rights under the 2011 Equity Incentive Plan (including under grantee’s applicable award agreement) so that such grantee’s rights are substantially proportionate to the rights existing prior to such event, including, without limitation, adjustments in the number of shares, options or other awards granted, the number and kind of shares or other property to be distributed in respect of any options or rights previously granted under the plan, and the exercise price, purchase price, and performance-based criteria established in connection with any grants (to the extent consistent with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), as applicable).

2011 Equity Incentive Plan and Other Matters

We have adopted the 2011 Equity Incentive Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including our Manager and affiliates and personnel of our Manager and its affiliates, and any joint venture affiliates of ours. The 2011 Equity Incentive Plan is administered by the Compensation Committee. The 2011 Equity Incentive Plan permits the granting of stock options, shares of restricted Common Stock, phantom shares, dividend equivalent rights, restricted stock units and other equity-based awards.

Administration

The Compensation Committee has full authority to administer and interpret the 2011 Equity Incentive Plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, personnel of our Manager and its affiliates who support our Manager in providing services to us under our Management Agreement, and any joint venture affiliates of ours to receive an award, to determine the number of shares of Common Stock to be covered by each award (subject to the individual participant limitations provided in the 2011 Equity Incentive Plan), to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2011 Equity Incentive Plan), to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2011 Equity Incentive Plan or the administration or interpretation thereof. In connection with this authority, the Compensation Committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The 2011 Equity Incentive Plan is administered by the Compensation Committee, which consists of three independent directors, each of whom is, to the extent required by Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a non-employee director, and will, at such times as we are subject to Section 162(m) of the Internal Revenue Code and intend that grants be exempt from the restriction of Section 162(m), qualify as an outside director for purposes of Section 162(m) of the Internal Revenue Code, or if no committee exists, the board of directors.

Available Shares

Our 2011 Equity Incentive Plan provides for grants of equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our Common Stock on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of Common Stock). If an option or other award granted under the 2011 Equity Incentive Plan expires or terminates, the shares subject to any portion of the award that expires, forfeits or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Unless previously terminated by our board of directors, no new award may be granted under the 2011 Equity Incentive Plan after the tenth anniversary of the earlier of the date that such plan was initially approved by (i) our board of directors or (ii) our stockholders. No award may be granted under our 2011 Equity Incentive Plan to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of our Common Stock.

Awards Under the Plan

Stock Options. The terms of specific options, including whether options shall constitute “incentive stock options” for purposes of Section 422(b) of the Internal Revenue Code, shall be determined by the Compensation Committee. The exercise price of an option shall be determined by the Compensation Committee and reflected in the applicable award agreement. The exercise price with respect to incentive stock options may not be lower than 100% (110% in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan) of the fair market value of our Common Stock on the date of grant. Each option will be exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant (or five years in the case of an incentive stock option granted to a 10% stockholder, if permitted under the plan). Options will be exercisable at such times and subject to such terms as determined by the Compensation Committee.

Shares of Restricted Common Stock. A restricted share award is an award of shares of Common Stock that is subject to restrictions on transferability and such other restrictions, if any, as the Compensation Committee may impose at the date of grant. Grants of shares of restricted Common Stock will be subject to vesting schedules as determined by the Compensation Committee. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the Compensation Committee may determine. Unless otherwise stated in the applicable award agreement, a participant granted shares of restricted Common Stock has all of the rights of a stockholder, including, without limitation, the right to vote and the right to receive dividends on the shares of restricted Common Stock. Although dividends may be paid on shares of restricted Common Stock, whether or not vested, at the same rate and on the same date as on shares of our Common Stock, holders of shares of restricted Common Stock are prohibited from selling such shares until they vest.

Phantom Shares. Phantom shares, when issued, will reduce the number of shares available for grant under the 2011 Equity Incentive Plan and will vest as provided in the applicable award agreement. A phantom share represents a right to receive the fair market value of a share of Common Stock, or if provided by the Compensation Committee, the right to receive the fair market value of a share of Common Stock in excess of a base value established by the Compensation Committee at the time of grant. Phantom shares may generally be settled in cash or by transfer of shares of Common Stock (as may be elected by the participant or the Compensation Committee, as may be provided by the Compensation Committee at grant). The Compensation Committee may, in its discretion and under certain circumstances, permit a participant to receive as settlement of the phantom shares installments over a period not to exceed ten years.

Dividend Equivalent Rights. A dividend equivalent right is a right to receive (or have credited) the equivalent value (in cash or shares of Common Stock) of dividends paid on shares of Common Stock otherwise subject to an award. The Compensation Committee may provide that amounts payable with respect to dividend equivalent rights shall be converted into cash or additional shares of Common Stock. The Compensation Committee will establish all other limitations and conditions of awards of dividend equivalent rights as it deems appropriate.

Restricted Stock Units. Restricted stock units represent a promise to pay shares of our Common Stock upon the completion of a service-based vesting period. Dividend equivalent rights are earned during the vesting period, and paid in the year following the year to which they relate.

Other Share-Based Awards. The 2011 Equity Incentive Plan authorizes the granting of other awards based upon shares of our Common Stock (including the grant of securities convertible into shares of Common Stock and share appreciation rights), subject to terms and conditions established at the time of grant.

Change in Control

Upon a change in control (as defined in the 2011 Equity Incentive Plan), the Compensation Committee may make such adjustments to the number of shares available for grant under the 2011 Equity Incentive Plan as it, in its discretion, determines are necessary or appropriate in light of the change in control, but only if the Compensation Committee determines that such adjustments do not have a substantial adverse economic impact on the participants (as determined at the time of the adjustments).

Other Changes

Our board of directors may amend, alter, suspend or discontinue the 2011 Equity Incentive Plan but cannot take any action that would materially impair the rights of a participant’s existing grants without the participant’s consent unless necessary for compliance with applicable law or legislation or to meet the requirements of any accounting standard or to correct an administrative error. To the extent necessary and desirable (including, as required by law or any stock exchange rules), the board of directors must obtain approval of our stockholders for any amendment that would, other than through adjustment as provided in the 2011 Equity Incentive Plan, increase the total number of shares of Common Stock reserved for issuance under the 2011 Equity Incentive Plan or change the class of officers, directors, employees, consultants and advisors eligible to participate in the 2011 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Compensation of Independent Directors

We pay directors’ fees only to those directors who are independent under the NYSE listing standards.

In 2015, we paid a $87,500 annual base director’s fee to each of our independent directors, $50,000 of which was paid in cash and approximately $37,500 of which was paid in shares of restricted Common Stock. In addition, in 2015, each independent director who served on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received an annual cash retainer of $10,000, $2,000 and $2,000, respectively, and the Chairs of each committee received an annual cash retainer of $20,000, $5,000 and $5,000, respectively. We reimburse all members of our board of directors for their travel expenses incurred in connection with their attendance at full board and committee meetings. The shares of restricted Common Stock that our independent directors receive as part of their annual base fee vest in equal installments beginning on the first business day of each fiscal quarter following the date of grant over a three year period. Upon the declaration of a dividend payable to holders of shares of our Common Stock, our directors will receive dividend payments attributable to the shares of restricted Common Stock they hold to the same extent, and in the same per share amounts, as other holders of our Common Stock. In April 2015, each of our independent directors received 2,333 restricted shares of Common Stock as part of his or her annual base director’s fee.

In addition to shares of restricted Common Stock received as part of their annual base fee, our independent directors are also eligible to receive grants of stock options, shares of restricted Common Stock, phantom shares, dividend equivalent rights, restricted stock units and other equity-based awards under our 2011 Equity Incentive Plan.

The following table summarizes the annual compensation received by our independent directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash($)(1)	Restricted Stock Awards ($)(2)	Total ($)
Mark C. Biderman	$72,000	$37,491	$109,491
Thomas D. Christopoul	65,000	37,491	102,491
Frederick J. Kleisner	62,000	37,491	99,491
Hope S. Taitz	57,000	37,491	94,491

(1)	Amounts in this column represent annual board and committee fees and annual chair fees paid to independent directors in 2015.
(2)	Amounts in this column represent the aggregate grant date fair value of awards of shares of restricted Common Stock computed in accordance with FASB ASC Topic 718.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the outstanding shares of Common Stock (“10% Holders”) to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Directors, executive officers and 10% Holders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished or otherwise available to us and/or written representations from our directors, executive officers and 10% Holders that no other reports were required to be filed, we believe that for the year ended December 31, 2015 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 26, 2016 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) each person known to us to be the beneficial owner of 5% or more of the outstanding 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), (iii) our named executive officers, (iv) our directors and (v) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 31,894,717 shares of our Common Stock and 6,900,000 shares of our Series A Preferred Stock outstanding as of April 26, 2016.

	Common Stock Beneficially Owned
Name and Business Address(1)	Common Stock	Total	Percent of Class
Directors and Officers
Michael A. Commaroto(2)(3)	152,432	152,432	*
Teresa D. Covello(2)(3)(4)	13,456	13,456	*
Gregory W. Hunt(2)(3)(4)	N/A	N/A	*
Frederick N. Khedouri(2)(3)	16,032	16,032	*
Mark C. Biderman(2)(5)	32,784	32,784	*
Thomas D. Christopoul(2)(5)	27,407	27,407	*
James E. Galowski(5)(6)	6,831	6,831	*
Frederick J. Kleisner(2)(5)	44,007	44,007	*
Hope S. Taitz(2)(5)	27,407	27,407	*

All directors and executive officers as a group (9 persons)(3)	320,356	320,356	*

5% or Greater Beneficial Owners
BlackRock, Inc.(7)	2,762,776	2,762,776	8.67%
Citigroup, Inc.(8)	2,276,924	2,276,924	7.14%

	Series A Preferred Stock Beneficially Owned
5% or Greater Beneficial Owners	Series A Preferred Stock	Total	Percent of Class
International Value Advisers, LLC(9)	747,125	747,125	10.83%

*	Represents less than 1% of issued and outstanding shares of Common Stock.
(1)	The business address of each director and named executive officer is c/o Apollo Residential Mortgage, Inc., 9 West 57th Street, 43rd Floor, New York, New York 10019.
(2)	The director or named executive officer has sole voting and investment power with respect to these shares.
(3)	Does not include restricted stock units granted under the 2011 Equity Incentive Plan.
(4)	Teresa D. Covello resigned as our Chief Financial Officer, Treasurer and Secretary effective March 15, 2016 and was succeeded on that date in these positions by Gregory W. Hunt.
(5)	Includes unvested shares of restricted Common Stock granted to our directors pursuant to our 2011 Equity Incentive Plan. Each of Mr. Biderman, Mr. Christopoul, Mr. Kleisner and Ms. Taitz has 9,294 shares of unvested restricted Common Stock.
(6)	Mr. Galowski holds 6,181 shares jointly with his spouse.
(7)	Based on the information provided in a Schedule 13G/A filed with the SEC on January 25, 2016, BlackRock, Inc. reported sole voting power with respect to 2,688,164 shares of Common Stock beneficially owned by it and sole dispositive power with respect to 2,762,776 shares of Common Stock beneficially owned by it. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 8.7%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. BlackRock, Inc.‘s address is 55 East 52nd Street, New York, New York 10055.
(8)	Based on the information provided in a Schedule 13G filed with the SEC on February 9, 2016, Citigroup Inc. reported shared voting power and shared dispositive power with respect to 2,276,924 shares of Common Stock beneficially owned by it. The Schedule 13G reports a beneficial ownership percentage of shares of Common Stock of 7.2%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G. Citigroup Inc.‘s address is 388 Greenwich Street, New York, New York 10013.
(9)	Based on the information provided in a Schedule 13G/A filed with the SEC on February 12, 2016, International Value Advisers, LLC reported sole voting power with respect to 699,700 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) beneficially owned by it and sole dispositive power with respect to 747,125 shares of Series A Preferred Stock beneficially owned by it. The Schedule 13G/A reports a beneficial ownership percentage of shares of Common Stock of 10.83%, which does not include any shares acquired or sold since such percentage was calculated for the purposes of the Schedule 13G/A. International Value Advisers, LLC’s address is 717 Fifth Avenue, 10th Floor, New York, New York 10022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of our last fiscal year, we have not been a party to any transaction or proposed transaction with any related person who is (i) one of our directors or executive officers, (ii) a beneficial owner of more than 5% of the Common Stock or (iv) any member of the immediate family of any of the foregoing persons that involves an amount exceeding $120,000 and in which any such related person had or will have a direct or indirect material interest.

Management Agreement

In connection with our IPO in July 2011, we entered into our Management Agreement with our Manager, which describes the services to be provided by our Manager and its compensation for those services. Our business is managed by our Manager, subject to the supervision and oversight of our board of directors, which has established investment guidelines for our Manager to follow in its day-to-day management of our business.

Pursuant to the terms of our Management Agreement, our Manager is paid a base management fee equal to 1.5% per annum of our stockholders’ equity (as defined in our Management Agreement), calculated and payable (in cash) quarterly in arrears.

At December 31, 2015, the term of the Management Agreement with our Manager was to expire on July 27, 2016. Absent certain action by the independent directors of our board of directors, the Management Agreement will continue to automatically renew on each anniversary for a one year term. Given that the independent members of our board of directors did not provide notice of termination in accordance with the terms of the Management Agreement to our Manager within 180 days of the July 27, 2016 renewal date, the Management Agreement was renewed through July 27, 2017, and it shall be automatically renewed for one-year terms on each anniversary thereafter unless at least two-thirds of the Company’s independent directors vote to terminate the Management Agreement based upon (1) unsatisfactory performance by our Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of the Company’s independent directors. The Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual base management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

For the period ended December 31, 2015, we incurred approximately $11.07 million in management fees. In addition to the management fee, we are also responsible for reimbursing the Manager for certain expenses paid by the Manager on our behalf and for certain services provided by the Manager to us. For the year ended December 31, 2015, we recorded expenses totalling approximately $9.92 million related to reimbursements for amounts paid by the Manager on our behalf. At December 31, 2015, we had a “payable to related party” liability of approximately $5.38 million for management fees incurred but not yet paid to the Manager and approximately $0.99 million for amounts paid by the Manager which were not yet reimbursed by us.

Registration Rights Agreement

We entered into a registration rights agreement with Apollo Principal Holdings I, L.P., Michael Commaroto, Paul Mangione and Keith Rosenbloom, with respect to the Common Stock owned by such entity and individuals purchased in concurrent private placements upon the completion of our IPO in July 2011. Pursuant to the registration rights agreement, we granted to the aforementioned entity and individuals (1) unlimited demand registration rights to have the shares purchased by them in the concurrent private placement registered for resale, and (2) in certain circumstances, the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering. These registration rights with respect to our Common Stock are currently applicable. Notwithstanding the foregoing, any registration will be subject to cutback provisions, and we will be permitted to suspend the use, from time to time, of the prospectus that is part of the registration statement (and therefore suspend sales under the registration statement) for certain periods, referred to as “blackout periods.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2016.

Deloitte & Touche LLP has audited our financial statements since July 27, 2011 (commencement of operations) and has also provided us with certain tax services.

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees (including related expenses) billed to us for professional services provided by Deloitte & Touche LLP for the fiscal years ended December 31, 2015 and 2014.

	For the Fiscal Year Ended December 31,
	2015	2014
Audit Fees(1)	$747,500	$725,000
Tax Fees(2)	391,384	332,317
All Other Fees(3)	23,000	—

Total	$1,161,884	$1,057,317

(1)	2015 and 2014 Audit Fees include: (i) the audit of the consolidated financial statements included in our annual report on Form 10-K and services attendant to, or required by, statute or regulation; (ii) reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q; (iii) comfort letters, consents and other services related to SEC and other regulatory filings and communications; and (iv) accounting consultation attendant to the audit.
(2)	2015 and 2014 Tax Fees include tax compliance, tax planning, tax advisory and related tax services.
(3)	Reflects fees of $10,000 in connection with a registration statement and $13,000 in connection with a business diligence project.

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our Company’s external auditors and evaluate the effect thereof on the independence of the external auditors. All audit and tax services provided to us were reviewed and pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this annual report on Form 10-K/A.

(3)	Exhibits Files:

31.3* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Residential Mortgage, Inc.

Date: April 27, 2016	By:	/s/ Michael A. Commaroto
Name: Michael A. Commaroto
Title: President and Chief Executive Officer