Form 10-Q
period 2016-03-31
Apollo Residential Mortgage, Inc.
filed 2016-05-10
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
As of May 9, 2016, there were 31,894,717 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$99,129	$120,144
Restricted cash	54,947	83,693
Residential mortgage-backed securities, at fair value ($2,659,844 and $2,981,085 pledged as collateral, respectively)	2,752,865	3,061,582
Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value	159,301	167,624
Other investment securities, at fair value ($159,917 and $163,263 pledged as collateral, respectively)	159,917	166,190
Other investments	45,644	45,233
Investment related receivable	57	2,692
Interest receivable	8,143	9,849
Derivative instruments, at fair value	455	4,347
Other assets	1,338	1,616
Total Assets	$3,281,796	$3,662,970

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $7 and $55, respectively)	$2,549,701	$2,898,292
Non-recourse securitized debt, at fair value	16,531	18,951
Obligation to return cash held as collateral	—	280
Accrued interest payable	4,751	9,138
Derivative instruments, at fair value	18,580	13,813
Payable to related party	4,741	6,373
Dividends and dividend equivalents payable	19,217	19,170
Accounts payable, accrued expenses and other liabilities	5,124	2,090
Total Liabilities	2,618,645	$2,968,107

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 31,882,788 and 31,853,025 shares issued and outstanding, respectively	319	319
Additional paid-in capital	789,573	789,465
Accumulated deficit	(126,810)	(94,990)
Total Stockholders’ Equity	663,151	694,863
Total Liabilities and Stockholders’ Equity	$3,281,796	$3,662,970

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income:
Residential mortgage-backed securities	$28,577	$35,614
Securitized mortgage loans and mortgage loans	3,265	2,167
Other	3,019	1,514
Total Interest Income	34,861	39,295
Interest Expense:
Repurchase agreements	(8,431)	(7,465)
Securitized debt	(250)	(366)
Total Interest Expense	(8,681)	(7,831)

Net Interest Income	26,180	31,464

Other Income/(Loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	322	8,539
Other-than-temporary impairments recognized	(695)	(2,575)
Gain/(loss) on derivative instruments, net (includes ($2,632), and ($15,718) of unrealized gains/(losses), respectively)	(28,474)	(26,521)
Realized (loss) on sale of other investment securities, net	(26)	—
Unrealized gain/(loss) on residential mortgage-backed securities, net	3,681	14,780
Unrealized gain/(loss) on securitized debt	2	13
Unrealized gain/(loss) on securitized mortgage loans and mortgage loans, net	(3,759)	2,362
Unrealized (loss) on other investment securities	(308)	(29)
Other, net	17	12
Other Income/(Loss), net	(29,240)	(3,419)

Operating Expenses:
General and administrative (includes ($108) and ($493) of stock based compensation, respectively)	(3,574)	(3,850)
Merger related costs	(3,615)	—
Management fee - related party	(2,785)	(2,787)
Total Operating Expenses	(9,974)	(6,637)

Net Income/(Loss)	$(13,034)	$21,408
Preferred Stock Dividends Declared	(3,450)	(3,450)
Net Income/(Loss) Allocable to Common Stock and Participating Securities*	$(16,484)	$17,958

Earnings/(Loss) per Common Share - Basic and Diluted	$(0.52)	$0.55

Dividends Declared per Share of Common Stock	$0.48	$0.48
* Losses are not allocated to participating securities.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	(Accumulated Deficit)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	6,900,000	$69	31,853,025	$319	$789,465	$(94,990)	$694,863
Settlement of vested restricted stock units in common stock	—	—	29,763	*	—	—	—
Capital increase related to equity compensation	—	—		—	108	—	108
Net income/(loss)	—	—	—	—	—	(13,034)	(13,034)
Dividends declared on preferred stock	—	—	—	—	—	(3,450)	(3,450)
Dividends declared on common stock, restricted stock and restricted stock units	—	—	—	—	—	(15,336)	(15,336)
Balance at March 31, 2016	6,900,000	$69	31,882,788	$319	$789,573	$(126,810)	$663,151
*Rounds to less than 1.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$(13,034)	$21,408
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(7,205)	(7,010)
Amortization of deferred financing costs	165	126
Equity based compensation expense	108	493
Unrealized (gain) on mortgage-backed securities, net	(3,681)	(14,780)
Unrealized (gain)/loss on securitized mortgage loans and mortgage loans, net	3,759	(2,362)
Unrealized loss on other investment securities	308	29
Unrealized loss on derivative instruments, net	2,632	15,718
Unrealized (gain) on securitized debt	(2)	(13)
Other-than-temporary impairments recognized	695	2,575
Realized (gain) on sales of mortgage-backed securities	(3,513)	(10,638)
Realized loss on sales of mortgage-backed securities	3,191	2,099
Realized loss on derivative instruments	23,288	5,839
Realized loss on real estate owned, net	97	39
Realized loss on sale of other investment securities, net	26	—
Depreciation on real estate underlying bond for title contracts	188	71
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest receivable, less purchased interest	1,706	(904)
Decrease in other assets	440	473
Decrease in accrued interest payable	(4,387)	(5,763)
Increase/(decrease) in accounts payable and accrued expenses	2,949	(63)
(Decrease) in payable to related party	(1,632)	(795)
Increase/(decrease) in other liabilities	85	(19)
Net cash provided by operating activities	6,183	6,523
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(251,630)	(945,017)
Proceeds from sales of mortgage-backed securities	472,914	1,081,307
Purchases of mortgage loans, simultaneously securitized	—	(67,357)
Purchases of other investment securities	—	(65,221)
Proceeds from sales of other investment securities	2,900	—
Purchases of other investments	(5,293)	(5,074)
Proceeds from other investments	4,667	2,741
Proceeds from sales of real estate owned	47	—
Increase in restricted cash related to investing activities	(1,367)	(11,721)
Decrease in cash collateral held related to investing activities	(280)	(1,506)
Principal payments received on mortgage-backed securities	99,534	100,628
Principal payments received on securitized mortgage loans and mortgage loans, net	4,376	3,906
Principal payments received on other investment securities	3,878	2,695
Payments made for termination of derivative instruments	(17,261)	(1,977)
Purchase of interest rate swaptions	—	(6,026)
Net cash provided by investing activities	312,485	87,378
(Continued on next page.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

(Continued.)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	5,688,817	4,105,385
Repayments of repurchase agreement borrowings	(6,037,456)	(4,204,328)
Decrease in restricted cash related to financing activities	30,113	21,104
Principal payments on securitized debt	(2,418)	(3,857)
Dividends paid on preferred stock	(3,450)	(3,450)
Dividends paid on common stock and dividend equivalent rights	(15,289)	(14,784)
Deferred financing costs/offering costs expensed/(incurred) net	—	(174)
Net cash used by financing activities	(339,683)	(100,104)
Net decrease in cash	(21,015)	(6,203)
Cash and cash equivalents at beginning of period	120,144	114,443
Cash and cash equivalents at end of period	$99,129	$108,240

Supplemental Disclosure of Operating Cash Flow Information:
Interest Paid	$11,031	$12,126

Supplemental Disclosure of Non-cash Financing/Investing Activities:
Dividends and dividend equivalent rights declared, not yet paid	$19,217	$19,056
Residential mortgage-backed securities (purchased)/sold not settled, net	$—	$83

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries including variable interest entities in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae or the U.S. Small Business Administration or, in the aggregate “Agencies”; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in a referenced index, which index is typically the one month LIBOR; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency-RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “ARM RMBS” refer to RMBS collateralized by ARMs; “BFT Contracts” refer to agreements in which a seller finances the sale of property, the buyer agrees to pay the purchase price of the property in monthly installments and legal title to the property is transferred when the terms of the contract are fulfilled; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Agency formerly known as Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “IO” refers to securities that have no principal balance and bear interest based on a notional balance; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “Merger” refers to the proposed merger transaction as discussed in Note 18 to the consolidated financial statements; “Merger Agreement” refers to the definitive merger agreement we entered into in connection with the Merger as discussed in Note 18 to the consolidated financial statements; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBA” refers to the U.S. Small Business Administration; “SBA-IO” refers to IO securities issued by the SBA; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes and, once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow the option holder to enter into a Swap with a specified fixed rate at the expiration of the option period; “Swaption Purchase Contracts” refer to Swaptions that we purchase which provide that at expiration of the option period, we may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the Swap notional amount, or (ii) we would receive a cash payment equal to the fair value, (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “Swaption Sale Contracts” refer to Swaptions that we sell which provide that at expiration of the option period, the counterparty to such contract may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable interest rate on the Swap notional amount or (ii) we would make a payment equal to the fair value (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.

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
We operate and have elected to qualify as a real estate investment trust (or, REIT) under the Internal Revenue Code of 1986, as amended (or, Internal Revenue Code), commencing with the taxable year ended December 31, 2011. We also operate our business in a manner that allows us not to register as an “Investment Company” as defined under the Investment Company Act of 1940 (or, 1940 Act).
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. At March 31, 2016, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages), Agency IO, Agency Inverse IO and Agency Inverse Floater securities; (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (or, the SEC) on March 4, 2016. Our results of operations for the quarterly period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At March 31, 2016 and December 31, 2015, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits and, we had $40,028 and $40,012 invested in a money market fund at March 31, 2016 and December 31, 2015, respectively. Included in cash and cash equivalents was cash pledged by our counterparties to us of $280 at December 31, 2015; we had no cash pledged to us by counterparties at March 31, 2016.

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
At March 31, 2016, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in Risk Sharing Securities and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet. Interest income on our Risk Sharing Securities is included in “Interest Income - Other” and changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
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
Impairments
Investment Securities: We have elected the fair value option of accounting for our investment securities and, as such, all changes in the market value of our investment securities are recorded through earnings. When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired. We assess our investment securities for impairment on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.” If we intend to sell an impaired security, or it is more likely than not that we will be required to sell an impaired security before its anticipated recovery, then we recognize an other-than-temporary impairment (or, OTTI) through earnings. If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI that is related to credit losses will be recognized as an OTTI, with the remainder recognized through earnings as a component of unrealized gains/(losses) on our statement of operations. When an OTTI is recognized, a new cost basis is established for the security, which new cost basis may not be adjusted for subsequent recoveries in fair value through earnings. However, if the performance of a security on which an OTTI was previously recognized improves, future yields may increase on such securities, resulting in a reversal of all or a portion of previously recognized OTTI over time. The determination as to whether an OTTI exists and, if so, the amount of such impairment recognized is subjective, as such determinations are based on information available at the time of assessment, as well as our Manager’s estimates of the future performance and cash flow projections for the individual security. (See Notes 4 and 6.)
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
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time. All Agency RMBS we held at March 31, 2016 were acquired subsequent to June 30, 2013.
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
In determining the accounting treatment to be applied to securitization transactions, we evaluate whether the entity used to facilitate the transactions was a VIE and, if so, whether it should be consolidated. Based on our evaluations, we have concluded since inception of our securitizations that each of the securitizations is a VIE and that the VIEs should be consolidated. If we determine in the future that consolidation is not required for a securitization, we would have to assess whether the transfer of the underlying assets qualify as a sale or should be accounted for as secured financings under GAAP.
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
From time to time, we have securitized mortgage loans. Depending upon the structure of the securitization transaction these transactions may be accounted for as either a “sale” and the loans will be removed from the consolidated balance sheet or, as a “financing” with the loans remaining on our consolidated balance sheet. Significant judgment may be exercised by us in determining whether a transaction should be recorded as a “sale” or a “financing.”

(i)	Deferred Financing Costs
Costs incurred in connection with securing our financings are capitalized and amortized using the effective interest rate method over the respective financing term with such amortization reflected on our consolidated statements of operations as a component of interest expense. Deferred financing costs may include legal, accounting and other related fees. In connection with the adoption of accounting to simplify the presentation of debt issuance costs, on January 1, 2016, we reclassified deferred financing costs associated with our borrowings under repurchase agreements for prior periods as a component of the associated borrowings on our consolidated balance sheet. Previously, these deferred charges were included on our consolidated balance sheet as a component of “Other assets.” Deferred financing costs associated with repurchase facilities arrangements are included in other assets on our consolidated balance sheet.
(j)    Earnings Per Share
Earnings per common share (or, EPS) is computed using the two-class method of accounting, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as our unvested restricted stock and restricted stock units (or, RSUs), to arrive at total common equivalent shares. In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period. During periods of net loss, losses are allocated only to the extent that the participating securities are required to absorb such losses. (See Note 17.)

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
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through March 31, 2016, none of our repurchase agreements had been accounted for as a linked transaction. As of March 31, 2016, all securities financed through a repurchase agreement remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender is recorded on our consolidated balance sheet as a liability. However,

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

securities associated with our securitizations are eliminated in consolidation with VIEs. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations through March 31, 2016.
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
As of December 31, 2015 our TRS and its subsidiaries, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of $1.5 million. Given the limited operating history of our TRS and its subsidiaries, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million associated with our net operating loss carryforward has been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2015 and, had not recorded any tax benefits through March 31, 2016.
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
Accounting Standards Adopted
In June 2015, the Financial Accounting Standard’s Board (or, FASB) issued guidance providing for technical corrections and improvements to existing accounting standards. The amendments in this update represent changes to clarify, correct unintended application of guidance, or make minor improvements to existing accounting standards that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this guidance. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this accounting guidance during the three months ended March 31, 2016 did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance became effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. As of March 31, 2016 and December 31, 2015, we had $7 and $55 of net deferred financing costs. Under the new guidance these net deferred financing costs have been reclassified such that they reduce the carrying value of the associated borrowings on our consolidated balance sheets for the periods presented. In August 2015, the FASB expanded its April 2015 guidance associated with the presentation of debt issue costs, to address costs related to line-of-credit arrangements. In this update, the FASB noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowing on the line-of-credit arrangement. The adoption of this accounting guidance during the three months ended March 31, 2016 did not have a material impact on our consolidated financial statements.
Accounting Standards Issued but Not Yet Adopted
In May 2014, the FASB issued guidance to establish a comprehensive and converged standard on revenue recognition to enable financial statement users to better understand and consistently analyze an entity’s revenue across industries, transactions, and geographies. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance also specifies the accounting for certain costs to obtain or fulfill a contract with a customer. The new guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. Qualitative and quantitative information is required to be disclosed about: (1) contracts with customers, (2) significant judgments and changes in judgments, and (3) assets recognized from costs to obtain or fulfill a contract. The new guidance will apply to all entities. The guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements when adopted.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”), which significantly revises an entity's accounting related to the classification and measurement of investments in equity securities and requires the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently assessing the impact that this accounting guidance will have on our consolidated financial statements.

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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of March 31, 2016 and December 31, 2015 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at March 31, 2016
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,626,145	$1,126,720	$2,752,865
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	159,301	159,301
Other investment securities	—	99,030	60,887	159,917
Swaps/Swaptions	—	77	—	77
Long TBA Contract	—	378	—	378
Total	$—	$1,725,630	$1,346,908	$3,072,538
Liabilities:
Swaps/Swaptions	$—	$18,580	$—	$18,580
Non-recourse securitized debt	—	—	16,531	16,531
Total	$—	$18,580	$16,531	$35,111

	Estimated Fair Value at December 31, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,864,356	$1,197,226	$3,061,582
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	167,624	167,624
Other investment securities	—	98,656	67,534	166,190
Swaps/Swaptions	—	4,347	—	4,347
Total	$—	$1,967,359	$1,432,384	$3,399,743
Liabilities:
Swaps	$—	$13,618	$—	$13,618
Non-recourse securitized debt	—	—	18,951	18,951
Long TBA Contracts	—	195	—	195
Total	$—	$13,813	$18,951	$32,764
(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$1,197,226	$1,468,109
Purchases	50,656	94,090
Sales	(66,077)	(150,440)
Principal repayments	(56,621)	(53,255)
Total net gains/(losses) included in net income:
Realized gains, net	1,134	4,077
Unrealized gains/(losses), net	(9,917)	265
OTTI recognized	(455)	(1,171)
Discount accretion	10,774	13,291
Ending balance	$1,126,720	$1,374,966

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the fair value of our securitized mortgage loan pools associated with our securitizations for the periods presented:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$167,624	$104,438
Mortgage loans securitized	—	81,093
Principal repayments	(4,376)	(3,696)
Discount accretion and other adjustments	235	(630)
Unrealized gain/(loss) during the period, net	(3,759)	2,568
Loans transferred to REO	(423)	(445)
Ending balance	$159,301	$183,328
The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$67,534	$23,833
Purchases	—	17,515
Sales	(2,900)	—
Principal repayments	(3,325)	(1,506)
Total net gains/(losses) included in net income:
Realized (losses), net	(26)	—
Unrealized (losses), net	(912)	(217)
OTTI recognized	(116)	—
Discount accretion	632	291
Ending balance	$60,887	$39,916
The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$18,951	$34,176
Principal paid	(2,418)	(3,858)
Unrealized gain/(loss)	(2)	(12)
Ending balance	$16,531	$30,306

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$57	$57	$2,692	$2,692
Warehouse line receivable (2) (3)	$5,955	$5,955	$10,239	$10,239
Mortgage loans and real estate subject to BFT Contracts under Seller Financing Program (3)	$39,689	$39,689	$34,994	$34,994
Financial liabilities:
Repurchase agreements	$2,549,708	$2,549,690	$2,898,347	$2,898,347

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	Carrying value approximates fair value as such investment has a variable interest rate and there has been no material change in the credit-worthiness of the borrower.

(3)	Carrying value approximates fair value based on the assessment that there has been no material change in value or impairment of the associated real estate.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 50 days and 51 days at March 31, 2016 and December 31, 2015, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$255,340	$18,055	$273,395	$269,240	$—	$(4,155)	2.56%
3.5% coupon	593,562	27,735	621,297	623,281	3,459	(1,475)	3.50%
4.0% coupon	636,453	40,877	677,330	683,649	6,319	—	4.00%
	1,485,355	86,667	1,572,022	1,576,170	9,778	(5,630)	3.61%
Agency IO (2)	—	—	55,522	49,975	—	(5,547)	2.25%
Total Agency securities	1,485,355	86,667	1,627,544	1,626,145	9,778	(11,177)	4.53%
Non-Agency RMBS	1,325,231	(219,022)	1,106,209	1,126,720	44,565	(24,054)	1.68%
Total RMBS	$2,810,586	$(132,355)	$2,733,753	$2,752,865	$54,343	$(35,231)	3.11%

	December 31, 2015
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$272,533	$19,247	$291,780	$289,057	$—	$(2,723)	2.51%
3.5% coupon	511,184	24,295	535,479	527,657	—	(7,822)	3.50%
4.0% coupon	925,929	61,523	987,452	983,536	1,307	(5,223)	4.00%
	1,709,646	105,065	1,814,711	1,800,250	1,307	(15,768)	3.61%
Agency IO (2)	—	—	57,778	57,354	1,175	(1,599)	2.33%
Agency Inverse IO (2)	—	—	6,864	6,752	—	(112)	6.62%
Total Agency securities	1,709,646	105,065	1,879,353	1,864,356	2,482	(17,479)	4.53%
Non-Agency RMBS	1,395,873	(229,075)	1,166,798	1,197,226	47,857	(17,429)	1.67%
Total RMBS	$3,105,519	$(124,010)	$3,046,151	$3,061,582	$50,339	$(34,908)	3.24%

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See Notes 4(e) and 4(h).

(2)	At March 31, 2016 and December 31, 2015, our Agency IO had a notional balance of $541,385 and $564,931, respectively, and our Agency Inverse IO had a notional balance of $38,529 as December 31, 2015.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuer at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Fannie Mae:
ARMs	$240,580	$17,050	$257,630	$253,721	$—	$(3,909)
3.5% Coupon	104,208	4,423	108,631	109,538	907	—
4.0% Coupon	355,632	23,231	378,863	381,965	3,102	—
	700,420	44,704	745,124	745,224	4,009	(3,909)
Freddie Mac:
ARMs	14,760	1,005	15,765	15,519	—	(246)
3.5% Coupon	489,354	23,312	512,666	513,743	2,552	(1,475)
4.0% Coupon	280,821	17,646	298,467	301,684	3,217	—
	784,935	41,963	826,898	830,946	5,769	(1,721)
Total Agency pass-through RMBS	$1,485,355	$86,667	$1,572,022	$1,576,170	$9,778	$(5,630)

	December 31, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$256,983	$18,188	$275,171	$272,631	$—	$(2,540)
3.5% Coupon	90,310	4,123	94,433	93,429	—	(1,004)
4.0% Coupon	343,887	22,519	366,406	365,238	373	(1,541)
	691,180	44,830	736,010	731,298	373	(5,085)
Freddie Mac:
ARMs	15,550	1,059	16,609	16,426	—	(183)
3.5% Coupon	420,874	20,172	441,046	434,228	—	(6,818)
4.0% Coupon	582,042	39,004	621,046	618,298	934	(3,682)
	1,018,466	60,235	1,078,701	1,068,952	934	(10,683)
Total Agency pass-through RMBS	$1,709,646	$105,065	$1,814,711	$1,800,250	$1,307	$(15,768)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at March 31, 2016 and December 31, 2015:

	March 31, 2016
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Subprime	$850,921	$(112,402)	$738,519	$758,262	$30,022	$(10,279)
Alt-A	186,875	(45,290)	141,585	149,707	10,915	(2,793)
Option ARMs	287,435	(61,330)	226,105	218,751	3,628	(10,982)
Total Non-Agency RMBS	$1,325,231	$(219,022)	$1,106,209	$1,126,720	$44,565	$(24,054)

	December 31, 2015
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Subprime	$939,161	$(124,776)	$814,385	$838,128	$33,503	$(9,760)
Alt-A	184,932	(45,194)	139,738	147,709	10,330	(2,359)
Option ARMs	271,780	(59,105)	212,675	211,389	4,024	(5,310)
Total Non-Agency RMBS	$1,395,873	$(229,075)	$1,166,798	$1,197,226	$47,857	$(17,429)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at March 31, 2016:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized (Losses)	Number of Securities	Fair Value	Unrealized (Losses)	Number of Securities
Agency RMBS	$270,480	$(1,628)	9	$273,626	$(4,002)	10
Agency IO	42,939	(4,901)	13	7,036	(646)	3
Total Agency Securities	313,419	(6,529)	22	280,662	(4,648)	13
Non-Agency RMBS	510,320	(13,276)	94	204,903	(10,778)	53
Total	$823,739	$(19,805)	116	$485,565	$(15,426)	66

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended March 31, 2016
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$16,955	$(4,733)	$12,222
Non-Agency RMBS	5,580	10,775	16,355
Total	$22,535	$6,042	$28,577

	Three Months Ended March 31, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$22,539	$(6,018)	$16,521
Non-Agency RMBS	5,802	13,291	19,093
Total	$28,341	$7,273	$35,614
(f) Realized and Unrealized Gains and Losses and OTTI on RMBS
The following tables present components of net realized gains/(losses), changes in net unrealized gains/(losses) and OTTI recognized on our RMBS for the periods presented:

	Three Months Ended March 31, 2016
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	(Other-Than-Temporary-Impairments)
Agency fixed rate	$(626)	$20,041	$—
Agency ARM	(50)	(1,432)	—
Agency Inverse	—	—	—
Agency IO	—	(5,124)	(125)
Agency Inverse IO	(136)	112	—
Non-Agency RMBS	1,134	(9,916)	(454)
Total	$322	$3,681	$(579)

	Three Months Ended March 31, 2015
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	(Other-Than-Temporary-Impairment)
Agency fixed rate	$4,294	$13,577	$—
Agency Inverse	43	(145)
Agency IO	(112)	381	(173)
Agency Inverse IO	237	369	(612)
Agency ARM	—	(286)	—
Non-Agency RMBS	4,077	884	(1,790)
Total	$8,539	$14,780	$(2,575)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at March 31, 2016 and December 31, 2015:

Contractual Maturities of RMBS (1)	March 31, 2016	December 31, 2015
10 years or less	$121,040	$112,087
> 10 years and < or equal to 20 years	595,805	667,595
> 20 years and < or equal to 30 years	1,920,183	2,155,087
> 30 years	115,837	126,813
Total	$2,752,865	$3,061,582

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

(h) Non-Agency RMBS Discounts and OTTI
The following tables present the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(81,217)	$(147,989)	$(95,504)	$(194,451)
Accretion of discount	—	10,746	—	13,268
Realized credit losses	733	—	957	—
Purchases	(2,726)	(6,305)	(85)	(2,793)
Sales and other	341	7,690	4,807	9,161
OTTI recognized in earnings	(454)	—	(1,790)	—
Transfers/release of credit reserve	1,969	(1,969)	6,394	(6,394)
Balance at end of period	$(81,354)	$(137,827)	$(85,221)	$(181,209)

(1)	At March 31, 2016, our non-Agency RMBS had gross discounts of $219,181, which included credit discounts of $59,226 and OTTI of $22,128.
The following table presents a roll-forward of the credit loss component of OTTI on our Agency IO and Inverse IO securities for the periods presented:

Three Months Ended March 31, 2016
OTTI at beginning of period	$1,008,236
Additions to OTTI	124,578
Sale of securities with OTTI	(84,481)
OTTI at end of period	$1,048,333
Note 5 – Securitized Mortgage Loans
In connection with our securitization transactions, we consolidate the associated securitization trusts. As such, we report on our consolidated balance sheet the residential mortgage loans held by the securitization trusts. (See Note 14.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$167,624	$104,438
Securitization of March 2015 Pool	—	81,093
Principal repayments	(4,376)	(3,696)
Discount accretion and other adjustments	235	(630)
Unrealized gain/(loss) during the period, net	(3,759)	2,568
Loans transferred to REO	(423)	(445)
Ending balance	$159,301	$183,328
The following table presents certain information about mortgage loans underlying our securitized mortgage loans at March 31, 2016:

Securitized Mortgage Loans	March 31, 2016
Performing (1)	$68,369
Re-performing (1)	105,353
Non-performing (1)	32,098
Purchase discount	(46,695)
Allowance for loan losses (OTTI)	(2,959)
Fair value adjustment	3,135
Total	$159,301

(1)
We consider loans that are no more than 60 days delinquent as “performing,” loans that have had their initial terms modified and are no more than 60 days delinquent as “re-performing” and loans that are more than 60 days past due as “non-performing.”

At March 31, 2016, $6,716 of our securitized mortgage loans were in the process of foreclosure and we held five properties with an estimated fair value of $589 as REO. The following table presents the five largest state concentrations, in the aggregate, for our securitized mortgage loans based on principal balance at March 31, 2016:

Property Location	Principal Balance	Total Concentration
California	$36,704	17.8%
Florida	36,402	17.7
Maryland	16,759	8.1
Texas	12,822	6.2
New York	11,832	5.7
Other states and the District of Columbia	91,300	44.5
Total	$205,819	100.0%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 6 – Other Investment Securities and Other Investments
(a) Other Investment Securities
The following table presents certain information about our other investment securities portfolio at March 31, 2016 and December 31, 2015:

	Par or Reference Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon
	March 31, 2016
Risk Sharing Securities - Freddie Mac	$47,972	$(89)	$47,883	$46,649	$143	$(1,377)	3.95%
Risk Sharing Securities - Fannie Mae	55,287	(1,458)	53,829	52,381	15	(1,463)	4.01
SBC-MBS	72,951	(8,303)	64,648	60,887	—	(3,761)	0.95
Total	$176,210	$(9,850)	$166,360	$159,917	$158	$(6,601)	2.73%

	December 31, 2015
Risk Sharing Securities - Freddie Mac	$48,526	$(212)	$48,314	$47,232	$189	$(1,271)	3.92%
Risk Sharing Securities - Fannie Mae	55,287	(1,659)	53,628	51,424	—	(2,204)	3.99
SBC-MBS	76,276	(8,811)	67,465	64,607	10	(2,868)	2.40
SBA-IO (2)	—	—	2,918	2,927	9	—	0.95
Total	$180,089	$(10,682)	$172,325	$166,190	$208	$(6,343)	2.63%

(1)	Amortized cost is reduced by unrealized losses that are classified as OTTI, which was $1,639 and $1,523 at March 31, 2016 and December 31, 2015, respectively.

(2)
SBA-IO have no principal balance and bear interest based on a notional balance. At December 31, 2015 our SBA-IO had a notional balance of $27,546; we sold all investments in SBA-IO during the three months ended March 31, 2016.

(b) Income on Other Investment Securities
The following tables present components of interest income on our other investment securities for the periods presented:

	Three Months Ended March 31, 2016
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$483	$121	$604	5.13%
Risk Sharing Securities - Fannie Mae	559	201	760	6.25
SBC-MBS	180	625	805	4.58
SBA-IO	42	8	50	11.99
Total	$1,264	$955	$2,219	5.28%

	Three Months Ended March 31, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$161	$22	$183	4.51%
Risk Sharing Securities - Fannie Mae	48	11	59	4.65
SBC-MBS	68	291	359	5.02
Total	$277	$324	$601	4.77%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Other Investment Securities – Discounts and OTTI
The following table presents the changes in the components of our purchase discount on other investment securities between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented.

	Three Months Ended March 31,
	2016		2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(672)	$(10,332)	$(364)	$(2,904)
Accretion of discount	—	915	—	291
Purchases	—	—	—	(2,371)
OTTI recognized	(116)	—	—	—
Transfers/release of credit reserve	(325)	325	255	(255)
Balance at end of period	$(1,113)	$(9,092)	$(109)	$(5,239)
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
(d) Other Investment Securities Unrealized Losses
The following table presents information about our Other Investment Securities that were in an unrealized loss position at March 31, 2016:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Risk Sharing Securities - Freddie Mac	$34,697	$(1,196)	5	$5,555	$(181)	2
Risk Sharing Securities - Fannie Mae	43,824	(1,214)	3	4,572	(249)	1
SBC-MBS	32,145	(1,402)	5	28,742	(2,359)	3
Total Other Investment Securities	$110,666	$(3,812)	13	$38,869	$(2,789)	6
(e) Other Investments
Our other investments are comprised of our warehouse line, real estate subject to BFT Contracts, and mortgage loans, all of which are associated with our Seller Financing Program.
BFT Contracts are agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the financing agreement. Pursuant to a BFT Contract, unlike a mortgage loan, the seller retains the legal title to the property, granting the buyer complete use of the property and requiring the buyer to maintain the property and bear the cost of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment. All BFT Contracts purchased by us through March 31, 2016 are designated as “real estate subject to BFT Contracts” which properties, excluding land, are depreciated until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts, we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payments we receive as interest income. In connection with our Seller Financing Program we had $266 and $0 of deposit liabilities included as a component of other liabilities on our consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower that owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents components of the carrying value of our other investments at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Warehouse line receivable	$5,955	$10,239
Real estate subject to BFT Contracts, net of accumulated depreciation (1)	30,205	26,525
Mortgage loans purchased through Seller Financing Program	9,484	8,469
Total	$45,644	$45,233

(1)
At March 31, 2016, BFT Contracts had an aggregate principal balance of $30,937 with a weighted average contractual interest rate of 8.17% and BFT Contracts at March 31, 2015 had an aggregate principal balance of $27,140 with a weighted average stated interest rate of 8.20%. Amount is presented net of $732 and $545 of accumulated depreciation at March 31, 2016 and December 31, 2015, respectively.

(f) Income on Other Investments
The following table presents components of income on our other investments for the periods presented:

	Three Months Ended March 31,
	2016	2015
Warehouse line interest	$115	$273
Real estate subject to BFT Contracts	492	75
Mortgage loans purchased through Seller Financing Program	193	377
Total	$800	$725
Note 7 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at March 31, 2016 and December 31, 2015:

Investment Category	March 31, 2016	December 31, 2015
Agency RMBS - Fannie Mae (1)	$2,686	$2,697
Agency RMBS - Freddie Mac (1)	2,924	3,834
Agency RMBS - Ginnie Mae (1)	87	110
Non-Agency RMBS	847	1,076
Securitized mortgage loans	957	936
Other investment securities	93	262
Other investments	549	934
Total	$8,143	$9,849

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
Investment related receivables at March 31, 2016 and December 31, 2015 were comprised of principal payments due from brokers of $57 and $2,692, respectively.
Note 8 – Borrowings Under Repurchase Agreements
As of March 31, 2016, we had master repurchase agreements with 25 counterparties and had outstanding borrowings of $2,549,708 with 17 counterparties.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms of one to three months, but in some cases may have initial terms that are shorter or longer, up to 24 months.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents certain characteristics of our repurchase agreements for the periods presented:

	March 31, 2016			December 31, 2015
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,467,722	0.69%	21	$1,719,479	0.49%	15
Non-Agency RMBS (1)	961,222	2.16	85	1,052,231	1.94	101
Other investment securities	120,764	2.15	115	126,637	1.91	116
Total	$2,549,708	1.32%	50	$2,898,347	1.08%	51

(1)
Includes $85,675 and $90,281 of repurchase borrowings collateralized by non-Agency RMBS of $119,442 and $125,125 at March 31, 2016 and December 31, 2015, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with securitization transactions. Amounts presented do not reflect associated deferred financing costs.

The following table presents repricing information about our borrowings under repurchase agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,848,164	1.36%	$2,422,224	1.00%
Over 30 days to 60 days	617,805	1.11	403,226	1.38
Over 60 days to 90 days	56,605	1.75	32,552	2.05
Over 90 days to 120 days	20,021	2.19	38,956	1.89
Over 120 days to 360 days	7,113	2.45	1,389	2.00
Total	$2,549,708	1.32%	$2,898,347	1.08%

The following table presents the contractual maturity of our repurchase agreements at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,481,217	1.17%	$2,165,418	0.88%
Over 30 days to 60 days	607,785	0.94	288,487	0.88
Over 60 days to 90 days	111,246	2.32	90,220	2.61
Over 90 days to 120 days	20,021	2.19	38,956	1.89
Over 120 days to 360 days	329,439	2.26	315,266	2.06
Total	$2,549,708	1.32%	$2,898,347	1.08%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Collateral Positions
(a) Collateral Pledged and Collateral Held
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$23,289	$—	$21,921	$280
Repurchase agreement borrowings:
Agency RMBS	1,535,155	—	1,769,351	—
Non-Agency RMBS (2)	1,240,619	—	1,333,337	—
Other investment securities	159,917	—	163,263	—
Mortgage loans	—		—
Restricted cash	31,658	—	61,772	—
	2,967,349	—	3,327,723	—
Clearing margin:
Agency RMBS	3,512	—	3,522	—
Total	$2,994,150	$—	$3,353,166	$280

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held by us as collateral is unrestricted in use and therefore is included with “Cash and cash equivalents” with a corresponding liability, “Obligation to return cash held as collateral” on our consolidated balance sheet.

(2)
Includes non-Agency RMBS of $119,442 and $125,125 at March 31, 2016 and December 31, 2015, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities we have pledged as collateral.

(b) Collateral Pledged Components
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,535,155	$1,532,594	$4,301	$1,539,456
Non-Agency RMBS (1)	1,240,619	1,225,288	1,442	1,242,061
Other investment securities	159,917	166,478	93	160,010
Cash	31,658	—	—	31,658
	2,967,349	2,924,360	5,836	2,973,185
Cash pledged for derivatives contracts	23,289	—	—	23,289
Agency RMBS pledged for clearing margin	3,512	3,490	10	3,522
Total	$2,994,150	$2,927,850	$5,846	$2,999,996

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

	December 31, 2015
	Assets Pledged- Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,769,351	$1,784,557	$5,081	$1,774,432
Non-Agency RMBS (2)	1,333,337	1,301,167	1,479	1,334,816
Other investment securities	163,263	169,409	251	163,514
Cash	61,772	—	—	61,772
	3,327,723	3,255,133	6,811	3,334,534
Cash pledged for derivative contracts	21,921	—	—	21,921
Agency RMBS pledged for clearing margin	3,522	3,657	12	3,534
Total	$3,353,166	$3,258,790	$6,823	$3,359,989

(1)
Includes a non-Agency RMBS with a fair value of $119,442, an amortized cost of $124,063 and the associated interest receivable of $588, all of which were eliminated in consolidation with VIEs at March 31, 2016.

(2)
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
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through March 31, 2016, we remained in compliance with all of our financial covenants. (See Notes 9 and 10.)
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at March 31, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
March 31, 2016
Swaps and Swaptions, at fair value	$77	$—	$77	$(77)	$—	$—
Long TBA Contracts, at fair value	378	—	378	—		378
Total	$455	$—	$455	$(77)	$—	$378
December 31, 2015
Swaps and Swaptions, at fair value	$4,347	$—	$4,347	$(3,577)	$(280)	$490
Long TBA Contracts, at fair value	—	—	—	—	—	—
Total	$4,347	$—	$4,347	$(3,577)	$(280)	$490

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
March 31, 2016
Swaps and Swaptions, at fair value	$18,580	$—	$18,580	$(77)	$(23,059)	$(4,556)
Long TBA contracts, at fair value	—	—	—	—	230	230
Repurchase agreements (5)	2,549,708	—	2,549,708	(2,549,708)	—	—
Total	$2,568,288	$—	$2,568,288	$(2,549,785)	$(22,829)	$(4,326)
December 31, 2015
Swaps and Swaptions, at fair value	$13,618	$—	$13,618	$(3,577)	$(10,041)	$—
Long TBA Contracts, at fair value	195	—	195	—	74	269
Repurchase agreements (5)	2,898,347	—	2,898,347	(2,898,347)	—	—
Total	$2,912,160	$—	$2,912,160	$(2,901,924)	$(9,967)	$269

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at March 31, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $2,935,691 and $2,877,663 at March 31, 2016 and December 31, 2015, respectively. The amounts pledged include $119,442 and $125,125 of RMBS that are not included in our consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively, as such securities were eliminated in consolidation with VIEs.

(4)
Total cash pledged against our derivative instruments was $23,289 and $21,921 at March 31, 2016 and December 31, 2015, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $31,658 and $61,772 at March 31, 2016 and December 31, 2015, respectively.

(5)	Amount does not include deferred financing costs.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 11 – Derivative Instruments
We enter into derivative contracts, which through March 31, 2016 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting under GAAP for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations.
(a) Derivative Instruments Summary
Information with respect to our derivative instruments as presented on our consolidated balance sheets at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$693,000	$3,103
Swaptions - assets	425,000	77	875,000	1,244
Swaps - (liabilities)	1,287,000	(7,767)	994,000	(10,237)
Swaptions - (liabilities)	300,000	(10,813)	300,000	(3,381)
Long TBA Contracts - assets	100,000	378	100,000	(195)
Total	$2,112,000	$(18,125)	$2,962,000	$(9,466)
(b) Swaps
The variable amount of interest that we receive from our Swap counterparties is typically based on three-month LIBOR. The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
Term to Maturity	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)
Less than one year	$160,000	1.39%	0.7	110,000	1.38%	0.8
More than one year up to and including three years	949,000	1.00	1.4	999,000	1.02	1.6
More than three years up to and including five years	64,000	2.28	4.3	64,000	2.28	4.5
More than five years	114,000	1.82	6.5	514,000	2.11	7.2
Total	$1,287,000	1.19%	1.9	$1,687,000	1.43%	3.4
(c) Swaptions
The following tables present information about our Swaptions at March 31, 2016:

				Underlying Swap
Purchase Contracts: Fixed-Pay Rate for Underlying Swap	Premium Cost	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
2.72%	$552	$—	4	$75,000	5.0
2.99%	648	12	5	50,000	10.0
3.03%	1,225	64	8	100,000	10.0
3.14%	975	1	4	75,000	10.0
3.24%	1,114	—	2	75,000	10.0
3.25%	705	—	3	50,000	10.0
Total	$5,219	$77	4	$425,000	9.1

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

				Underlying Swap
Sale Contracts: Fixed-Pay Rate for Underlying Swap	Premium (Received)	Fair Value	Weighted Average Months Until Option Expiration	Notional Amount	Weighted Average Swap Term (Years)
1.72%	$(500)	$(1,835)	4	$75,000	5.0
1.99%	(640)	(1,751)	6	50,000	10.0
2.03%	(1,200)	(3,868)	8	100,000	10.0
2.14%	(953)	(3,359)	4	75,000	10.0
Total	$(3,293)	$(10,813)	5	$300,000	8.8
(d) Gains/(Losses) on Derivatives
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended March 31,
Character of Gain/(Loss) on Derivative Instruments	2016	2015
Net interest payments/accruals on Swaps (1)	$(2,554)	$(4,964)
Gains/(losses) on the termination of Swaps, net (1)	(18,926)	—
Losses on terminations and expirations of Swaptions, net (1)	(6,026)	(3,862)
Gain/(losses) on settlement of TBA Contracts, net (1)	1,664	(1,977)
Change in fair value of Swaps (2)	(634)	(15,476)
Change in fair value of Swaptions, net (2)	(2,571)	302
Change in fair value of TBA Contracts (2)	573	(544)
Total	$(28,474)	$(26,521)
Note: Each of the items presented is included as a component of “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations for the periods presented.

(1)	Amounts are realized.

(2)	Amounts are unrealized and reflect the net change in fair value.
(e) Derivative Activity
The following table provides information with respect to our use of derivative instruments during the periods presented:

	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Notional Balance at December 31, 2015	$100,000	$1,687,000	$875,000	$300,000
Notional amount of contracts entered	—	—	—	—
Notional amount of contracts terminated	—	(400,000)	(450,000)	—
Notional Balance at March 31, 2016	$100,000	$1,287,000	$425,000	$300,000

	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Notional Balance at December 31, 2014	$100,000	$1,687,000	$1,250,000	$—
Notional amount of contracts entered	500,000	—	450,000	—
Notional amount of contracts terminated	(600,000)	—	(275,000)	—
Notional Balance at March 31, 2015	$—	$1,687,000	$1,425,000	$—

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(f) Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through March 31, 2016 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our derivative counterparties, for which we typically pledge cash. (See Notes 9, 10 and 11.) If we breach any of these financial covenants, we could be required to settle our obligations under our derivative contracts at their termination value. At March 31, 2016, the estimated termination value of our derivative contracts was $19,313, which reflects the estimated fair value of such derivatives, plus net accrued interest payable.
Note 12 – Interest Payable
The following table presents the components of our interest payable at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Repurchase borrowings collateralized by Agency RMBS	$1,282	$1,687
Repurchase borrowings collateralized by non-Agency RMBS (1)	2,504	4,268
Repurchase borrowings collateralized by other investment securities	177	350
Securitized debt	55	63
Swaps	733	2,770
Total	$4,751	$9,138

(1)
Includes $133 and $125 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at March 31, 2016 and December 31, 2015, respectively, which securities were eliminated from our balance sheet in consolidation.

Note 13 – Commitments and Contingencies
(a) Management Agreement – Related Party Transactions
In connection with our initial public offering in July 2011, we entered into a management agreement with our Manager (or, Management Agreement), which describes the services to be provided for us by our Manager and compensation for such services. Our Manager is responsible for managing our day-to-day operations, subject to the direction and oversight of our board of directors (or, the Board).
Pursuant to the terms of the Management Agreement, our Manager is paid a management fee equal to 1.5% per annum of adjusted stockholders’ equity (as defined in the Management Agreement), calculated and payable quarterly in arrears.
The term of our Management Agreement currently runs through July 27, 2017. Absent certain action by the independent directors of the Board, as described below, the Management Agreement will automatically renew on each anniversary for a one year term. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors, based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us; or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. (See Note 13(a), 13(c) and 18 below.)
We incurred management fees of $2,785 and $2,787 for the three months ended March 31, 2016 and 2015. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on the consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. Included in “Payable to related party” on our consolidated balance sheet at March 31, 2016 and December 31, 2015, was $2,785 and $5,388, respectively, for management fees payable to our Manager, with the remainder of such payable reflecting reimbursements due to Apollo for our general and administrative expenses paid or incurred by them on our behalf.
(b) Representations and Warranties in Connection with Securitization
In connection with our February 2013 Securitization, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through March 31, 2016, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. Through March 31, 2016, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 14.)
(c) Merger Agreement
Contingent Fees
See Note 18 for information with respect to certain contingent fees associated with the Merger Agreement.
Pending Litigation
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed Merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837 were filed in the Circuit Court for Baltimore City (or, the Court). A putative class and derivative lawsuit was later filed in the same Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants the Company, the Board, Apollo Commercial Real Estate Finance, Inc. (or, ARI), Arrow Merger Sub, Inc. (or, Merger Sub), Apollo Global Management, LLC and Athene Holding Ltd. (or, Athene) and alleges, among other things, that the members of the Board breached their fiduciary duties to the Company’s stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
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
(a) Securitization Transactions
Through March 31, 2016, we had completed two securitization transactions. We consolidate the trusts, as VIEs, that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. (See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization transactions.)
As of March 31, 2016 and December 31, 2015, the aggregate fair value of securitized mortgage loans underlying our securitizations was $159,301 and $167,624, respectively, and are included in “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value,” on our consolidated balance sheet.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.
The following table summarizes the key details of our securitization transactions as of March 31, 2016:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Current principal value of mortgage loans in securitization trust	$83,055	$122,764	$205,819
Face amount of senior security issued by the VIE and sold to a third-party investor	$—	$50,375	$50,375
Outstanding balance of senior security at March 31, 2016 (1)	$74,472	$16,486	$90,958
Year of final contractual maturity of senior debt	2058	2047
Face/Par value of certificates received by us (2)	$82,287	$104,426	$186,713
Cash received upon sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred	$174	$829	$1,003
Stated interest rate for senior security issued	5.75%	4.00%

(1)
With respect to the March 2015 Securitization, amount reflects 100% of the single security issued, which we retained. The stated rate is presented for informational purposes only, as such certificate is eliminated in consolidation with the associated trust.

(2)
With respect to our February 2013 Securitization, the certificates we received are subordinate to and provide credit support for the sequential senior security sold to a third-party investor. While the RMBS that we retained in connection with February 2013 Securitization do not appear on our balance sheet, as they are eliminated in consolidation with the VIE/securitization trust, we legally own such securities and we, as legally permitted, pledge such securities as collateral against associated borrowings under repurchase agreements.

(b) Consolidation Assessment
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the March 2015 Securitization and February 2013 Securitization for each reporting period from inception through March 31, 2016.
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
Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at March 31, 2016, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	March 31, 2016
One year or less	$9,445
More than one year, up to and including three years	7,041
Total	$16,486
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

	March 31, 2016	December 31, 2015
Assets:
Securitized mortgage loans, at fair value	$159,301	$167,624
Interest receivable	$957	$936
Other assets	$776	$220
Liabilities:
Non-recourse securitized debt, at fair value	$16,531	$18,951
Accrued interest payable	$55	$63
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIEs for the periods presented:

	Three Months Ended March 31,
	2016	2015
Interest income - securitized mortgage loans	$3,265	$2,167
Interest expense - securitized debt	(250)	(366)
Unrealized gain/(loss) on securitized mortgage loans, net	(3,759)	2,362
Unrealized gain on securitized debt	2	13
Other, net	(149)	(145)
General and administrative expenses	(66)	(1)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIEs for the periods presented:

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income/(loss)	$(957)	$4,030
Reversal of discount accretion/(discount accretion), net	$(235)	$632
Amortization of deferred financing costs	$78	$64
Unrealized (gain)/loss on securitized mortgage loans, net	$3,759	$(2,362)
Unrealized (gain) on securitized debt	$(2)	$(13)
Realized loss on real estate owned, net	$97	$39
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable, less purchased interest	$(21)	$(1,402)
(Decrease) in accrued interest payable	$(8)	$(13)
Cash Flows from Investing Activities:
(Purchase) of mortgage loans, simultaneously securitized	$—	$(67,357)
Proceeds from sales of real estate owned	$47	$—
Principal payments received on securitized mortgage loans	$4,376	$3,696
Cash Flows from Financing Activities:
Principal (payments) on securitized debt	$(2,418)	$(3,857)
Note 15 – Equity Award Plan
On July 21, 2011, the Board approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Board, which also must approve grants made under the LTIP. At March 31, 2016, 1,184,626 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended March 31,
	2016	2015
Restricted Common Stock	$59	$106
RSUs	49	387
Total	$108	$493
At March 31, 2016, we had estimated unrecognized compensation expense of $2,403 and $348 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at March 31, 2016 is expected to be recognized over a weighted average period of 1.1 years. As of March 31, 2016, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through March 31, 2016, we had not settled any RSUs in cash. However, the LTIP provides that we may allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents information about our equity awards for the periods presented:

	Three Months Ended March 31,
	2016		2015
	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)
RSUs outstanding at beginning of period	148,549	$15.88	292,088	$18.05
RSUs granted (2)	91,427	12.53	—	—
RSUs canceled upon delivery of common stock (3)	(43,056)	16.02	—	—
RSUs canceled or forfeited	—	—	(311)	16.02
RSUs outstanding at end of period	196,920	$14.29	291,777	$18.05

Vested RSUs at end of period	24,443	$15.41	102,250	$20.14
Unvested RSUs at end of period	172,477	$14.14	189,527	$16.93

Unvested restricted common stock awards outstanding at beginning of period	30,120	$16.31	43,992	$17.39
Restricted common stock granted	—	—	—	—
Restricted common stock vested	(2,112)	17.79	(2,012)	18.68
Unvested restricted common stock awards outstanding at end of period	28,008	$17.54	41,980	$17.33

(1)	Amounts are not in thousands.

(2)	On March 17, 2016, 91,427 RSUs were granted in connection with the Merger, which will fully vest only upon the achievement of certain conditions.

(3)	Includes amounts deemed issued in connection with payment of grantee’s tax liability.
Note 16 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by the Board on our common stock from January 1, 2015 through March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 17, 2016	March 31, 2016	April 29, 2016	$0.48
December 17, 2015	December 31, 2015	January 29, 2015	$0.48
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
(b) Preferred Stock
At March 31, 2016 and December 31, 2015, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of the Preferred Stock, such instruments are characterized as equity instruments.
The Preferred Stock generally has no voting rights. However, if dividends on the Preferred Stock are in arrears for six quarterly dividend periods, whether or not consecutive, the holders of the Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

exercisable) will have the right to elect two additional directors to the Board until we pay (or declare and set aside for payment) all dividends that are then in arrears. In addition, the affirmative vote of at least two-thirds of the votes entitled to be cast by holders of outstanding shares of Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) is required for us to authorize, create or increase the number of any class or series of senior equity securities or to amend our charter (including the Articles Supplementary designating the Preferred Stock, or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
(c) Direct Stock Purchase and Dividend Reinvestment Plan
On November 25, 2015, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933 (or, the Securities Act), for the purpose of registering additional common stock for sale through our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). This shelf registration statement, which was declared effective by the SEC on December 18, 2015, when combined with the unused portion of our previous Stock Purchase Plan shelf registration statement, registered an aggregate of 2,000,000 shares of common stock. At March 31, 2016, 2,000,000 shares of common stock remained available for issuance pursuant to the Stock Purchase Plan registration statement. Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through March 31, 2016, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(d) Stock Repurchase Program
On November 6, 2013, the Board authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. Through March 31, 2016, we repurchased 360,800 shares of common stock at an average cost per share of $13.86, all of which were purchased during the three months ended September 30, 2015. At March 31, 2016, $45,000 of common stock remained authorized for future share repurchase under the Repurchase Program.
Note 17 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income/(Loss)	$(13,034)	$21,408
Less:
Dividends declared on Preferred Stock	3,450	3,450
Dividends, dividend equivalents and undistributed earnings allocated to participating securities (1)	109	177
Net income/(loss) allocable to common stock – basic and diluted	$(16,593)	$17,781
Denominator:
Weighted average common shares - basic and diluted	31,835	32,046
Earnings per common share - basic and diluted	$(0.52)	$0.55

(1)
At March 31, 2016, 172,477 RSUs and 28,008 shares of unvested restricted stock outstanding were not included in the calculation of diluted earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have a dilutive impact on future EPS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 18 – Merger Agreement
(a) Merger Agreement
As reported in a Form 8-K filed with the SEC on February 26, 2016, we entered into a definitive Merger Agreement on February 26, 2016 under which we will merge with ARI for a price per share of our common stock equal to 89.25% of our book value per share as of the date that is three business days prior to the date on which the definitive proxy statement relating to the Merger is mailed to our stockholders, subject to adjustment under certain circumstances. Using our book value as of December 31, 2015 (or, December 31, 2015 Book Value) and based on the closing price of ARI’s shares of common stock on February 25, 2016, the value to be paid in the transaction for each share of our common stock would equal approximately $14.59 per share, a 44% premium to the closing price of our shares of common stock on February 25, 2016. Under the terms of the Merger Agreement, our stockholders will receive a combination of cash and ARI common stock in exchange for their shares of our common stock. The aggregate number of ARI shares issuable in the transaction is limited to 13,400,000 and the remainder of the consideration will be paid in cash. Our book value, and thus the actual purchase price, will be determined as of a date prior to the mailing of the definitive proxy statement/prospectus to our stockholders to approve the transaction. Using our December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the transaction values us at approximately $641 million, including the assumption of $172.5 million (liquidation preference) of our Preferred Stock. The Merger Agreement also provides that each outstanding share of our Preferred Stock will be converted into the right to receive one share of preferred stock, par value $.01 per share of a newly-designated series of ARI’s preferred stock, which we expect will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock. (See Note 13 Commitments and Contingencies for a discussion regarding legal actions challenging the proposed Merger.)
The Merger Agreement contains a go-shop provision, pursuant to which we were able to initiate, solicit, facilitate and encourage (publicly or otherwise) any inquiry or the making of any proposals or offers that constitute, or may reasonably be expected to lead to, an alternative transaction, for a period of 35 days after the date of the Merger Agreement (or, the Go-Shop Period). The Go-Shop Period ended on April 1, 2016 and, as such the termination rights with respect to such provision lapsed. We and ARI made certain customary representations and warranties in the Merger Agreement. In connection with the Merger Agreement, we have certain restrictions on our investment activities. In addition, the Merger Agreement includes certain termination rights and provides that in such situations a fee of $12,000 could be payable by us to ARI if the transaction is terminated, and/or we could be required to reimburse ARI for its transaction expenses in an amount up to $6,000.
The Merger was approved by all members of the board of directors of each company (with the exception of Mark Biderman, who recused himself from the vote of each board of directors) upon the unanimous recommendation of a special committee of independent directors of each board of directors. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the Merger and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of our common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. ARI stockholder approval will not be required in connection with the transaction.
(b) Letter Agreement with Manager
Concurrently with the execution of the Merger Agreement, we entered into a side letter agreement with our Manager (or, the Side Letter), pursuant to which the Manager agreed to perform such services and activities as may be necessary to enable us to consummate the Merger and other transactions contemplated by the Merger Agreement. In addition, our Manager acknowledged that, as a result of the transactions contemplated by the Merger Agreement, the Management Agreement will be assigned to ARI and such assignment will not give rise to a termination fee under the Management Agreement.
On April 6, 2016, ARI filed with the SEC a registration statement on Form S-4 that includes a preliminary joint proxy statement/prospectus relating to the Merger and related transactions which remains subject to comment from the SEC. For additional details regarding the terms and conditions of the Merger Agreement and related matters, refer to the preliminary proxy statement/prospectus filed with the SEC on April 6, 2016, and to the Merger Agreement and other documentation filed as exhibits thereto. After the registration statement has been declared effective by the SEC, a definitive joint proxy statement/prospectus will be filed and mailed to each of our stockholders. The joint proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(All currency figures are presented in thousands, except per share data or as otherwise noted.)
FORWARD-LOOKING INFORMATION
We make forward-looking statements in this Quarterly Report on Form 10-Q and will make forward-looking statements in future filings with the SEC, press releases or other written or oral communications within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (or, the Exchange Act). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such section. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: market trends in our industry, interest rates, real estate values, the debt securities markets, the U.S. housing market or the general economy or the demand for residential mortgage loans; our business and investment strategy; our operating results and potential asset performance; availability of opportunities to acquire Agency RMBS, non-Agency RMBS, residential mortgage loans and other residential mortgage assets or other real estate related assets; changes in the prepayment rates on the mortgage loans securing our RMBS; management’s assumptions regarding default rates on the mortgage loans securing our non-Agency RMBS and our SBC-MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowing; our estimates regarding taxable income, the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on non-Agency RMBS, realized losses and changes in the composition of our Agency RMBS and non-Agency RMBS portfolios that may occur during the applicable tax period, including gain or loss on any RMBS disposals; expected leverage; general volatility of the securities markets in which we participate; our expected portfolio and scope of our target assets; our expected investment and underwriting process; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in interest rates and the market value of our target assets; rates of default or decreased recovery rates on our assets; the degree to which our hedging strategies may or may not protect us from interest rate volatility and the effects of hedging instruments on our assets; the impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters affecting our business; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of the Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity; continued maintenance of our qualification as a REIT for U.S. Federal income tax purposes and such other factors as the Board deems relevant; our continued maintenance of our exclusion from registration as an Investment Company under the1940 Act; availability of qualified personnel through our Manager; our present and potential future competition; risks associated with the ability and timing to consummate the proposed Merger with ARI and whether any terms may change; the risk that the anticipated benefits from the Merger and related transactions may not be realized or may take longer to realize than expected; and unexpected costs or unexpected liabilities, including those related to litigation, that may arise from the Merger and related transactions, whether or not consummated.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes to our consolidated financial statements, which are included in Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as the information contained in our Annual Report on Form 10-K filed for the year ended December 31, 2015.

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
At March 31, 2016, our portfolio was comprised of Agency RMBS (comprised of pass-through, IO and Inverse IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related assets.
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of March 31, 2016, our derivatives included Swaps, Swaptions and TBA Contracts.
Merger Agreement
As reported in a Form 8-K filed with the SEC on February 26, 2016, we entered into a definitive Merger Agreement on February 26, 2016 under which we will merge with ARI for a price per share of our common stock equal to 89.25% of our book value per share as of the date that is three business days prior to the date on which the definitive proxy statement relating to the Merger is mailed to our stockholders, subject to adjustment under certain circumstances. Using the December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the value to be paid in the transaction for each share of our common stock would equal approximately $14.59 per share, a 44% premium to the closing price of our shares of common stock on February 25, 2016. Under the terms of the Merger Agreement, our stockholders will receive a combination of cash and ARI common stock in exchange for their shares of our common stock. The aggregate number of ARI shares issuable in the transaction is limited to 13,400,000 and the remainder of the consideration will be paid in cash. Our book value, and thus the actual purchase price, will be determined as of a date prior to the mailing of the definitive proxy statement/prospectus to our stockholders to approve the transaction. Using our December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the transaction values us at approximately $641 million, including the assumption of $172.5 million (liquidation preference) of our Preferred Stock. The Merger Agreement also provides that each outstanding share of our Preferred Stock will be converted into the right to receive one share of preferred stock, par value $.01 per share of a newly-designated series of ARI’s preferred stock, which we expect will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock. (See Note 13 Commitments and Contingencies for a discussion regarding legal actions challenging the proposed Merger.)
The Merger Agreement contains a Go-Shop Period, pursuant to which we were able to initiate, solicit, facilitate and encourage (publicly or otherwise) any inquiry or the making of any proposals or offers that constitute, or may reasonably be expected to lead to, an alternative transaction, for a period of 35 days after the date of the Merger Agreement. The Go-Shop Period ended on April 1, 2016 and, as such the termination rights with respect to such provision lapsed. We and ARI made certain customary representations and warranties in the Merger Agreement. In connection with the Merger Agreement, we have certain restrictions on our investment activities. In addition, the Merger Agreement includes certain termination rights and provides that in such situations a fee of $12,000 could be payable by us to ARI if the transaction is terminated, and/or we could be required to reimburse ARI for its transaction expenses in an amount up to $6,000.
The Merger was approved by all members of the board of directors of each company (with the exception of Mark Biderman, who recused himself from the vote of each board of directors) upon the unanimous recommendation of a special committee of independent directors of each board of directors. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the Merger and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of our common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. ARI stockholder approval will not be required in connection with the transaction.
Concurrently with the execution of the Merger Agreement, we entered into a Side Letter with our Manager, pursuant to which the Manager agreed to perform such services and activities as may be necessary to enable us to consummate the Merger and other transactions contemplated by the Merger Agreement. In addition, our Manager acknowledged that, as a result of the transactions contemplated by the Merger Agreement, the Management Agreement will be assigned to ARI and such assignment will not give rise to a termination fee under the Management Agreement.
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
We are exposed to credit risk with respect to our non-Agency RMBS, other investment securities, securitized mortgage loans, mortgage loans and other investments. Such credit risk is associated with delinquency, default and foreclosure and any resulting losses on disposing of the real estate underlying such investments. The credit risk on our non-Agency RMBS is generally mitigated by the credit support built into non-Agency RMBS structures and the purchase discounts on such securities, which provides a level of credit protection in the event that we receive less than 100% of the par value of these securities. The credit risk associated with our warehouse line receivable is mitigated by a pledge of substantially all the equity of the third-party borrower/guarantor, which borrower has legal title to the homes, BFT Contracts and mortgage loans that we finance on a warehouse line. To date we purchased substantially all of our non-Agency RMBS at a discount to par value; a portion of such discount may be viewed as a credit discount which is not expected to be amortized into interest income. The amount designated as credit discount on a security may change over time based on the security’s performance and its anticipated future performance. (See “Credit Risk”, included under Item 3 of Part I of this Quarterly Report on Form 10-Q.)
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
We receive interest payments only with respect to the notional amount of Agency IO and Agency Inverse IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO comprised a relatively small portion of our investments at March 31, 2016, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments; we had no investments in Agency Inverse IO at March 31, 2016.
Target Assets
We primarily invest in residential mortgage assets throughout the United States. At March 31, 2016, our portfolio was comprised of Agency RMBS (comprised of pass-through and IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related investments.
The following is a summary of our target assets at March 31, 2016:

Asset Classes	Principal Assets

Agency RMBS	Agency RMBS, primarily comprised of whole-pool pass-through securities, CMOs, Agency IO and Agency principal-only securities.

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

We had an aggregate debt-to-equity multiple of 3.9 times at March 31, 2016, which multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At March 31, 2016, we had master repurchase agreements with 25 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of March 31, 2016, we had $2,549,708 of borrowings outstanding under our repurchase agreements with 17 counterparties collateralized by $1,535,155 of Agency RMBS and $1,240,619 of non-Agency RMBS (which included $119,442 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with VIEs), and $159,917 of other investment securities. (See Notes 8, 9 and 10 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)
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
At March 31, 2016, our Swaps had an aggregate notional balance of $1,287,000 with a weighted average fixed-pay rate of 1.19% and a weighted average term to maturity of 1.9 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. Our Swaption purchase contracts provide that when a Swaption is “in the money” (when the Swaption has intrinsic value) at the expiration of the option period, we may enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount, or receive a cash payment equal to the fair value of the underlying Swap. Our Swaption sale contracts give the counterparty to such agreements the right to either: (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the notional amount or (ii) cash settle if the Swaption is in-the-money, as prescribed in the Swaption confirmation. The method of settlement at expiration of the option period is prescribed in each Swaption confirmation. (See Note 11 to the consolidated financial statements included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)
In addition to Swap and Swaptions, we also enter into TBA Contracts from time to time. Short TBA Contracts may serve as an economic hedge against decreases in the value of Agency RMBS held in our portfolio, in an amount equivalent to the Short TBA Contract notional balance, with the same characteristics as those stipulated in the TBA Contract, or may serve as an economic hedge of indebtedness incurred or to be incurred to acquire real estate assets.
We expect that any gains recognized in connection with the settlement of our derivative transactions that we identify for tax purposes to hedge indebtedness incurred or to be incurred to acquire real estate assets would not constitute gross income for purposes of the REIT 75% and 95% gross income tests. To date, we have identified our Swap and Swaptions as tax hedges and expect to identify future Short TBA Contracts as tax hedges.
To date, we have not elected to apply hedge accounting pursuant to GAAP for our derivatives and, as a result, we record changes in the estimated fair value of such instruments, along with the associated net Swap interest in earnings, as a component of the net gain/(loss) on derivatives instruments in our consolidated statements of operations.
Certain Swap trades are required to be cleared through a clearinghouse, in accordance with the Commodities Futures Trading Commission (or, CFTC) Swap clearing rules. Swaps cleared under the CFTC Swap clearing rules generally require that higher initial margin collateral be posted relative to Swaps transacted with individual counterparties. The change in Swap margin collateral requirements generally increases the inherent cost of cleared Swaps, as higher amounts of cash are required to be pledged to meet the initial margin requirement on such transactions. (For additional information about our derivative instruments, see Note 11 to the consolidated financial statements included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)
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
Timing differences between our GAAP and taxable net income arise as a result of temporary differences between when certain revenue or expense items are recognized in earnings. Such timing differences are expected to reverse over time and may cause significant short-term variances between GAAP and taxable net income. For the three months ended March 31, 2016, the primary differences between our GAAP and taxable income arose from the following: (1) unrealized gain/(losses) that are recognized for GAAP purposes are not recognized for tax purposes; (2) discount accretion on non-Agency RMBS was less for tax purposes than for GAAP; (3) gains and losses on the termination of Swaps and Swaptions were recognized in the period that the Swap or Swaption was terminated for GAAP purposes, while such gains/(losses) are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption for tax purposes; and (4) purchase premium amortization on Agency RMBS was higher for tax purposes than for GAAP. In addition, we hold certain securities that were issued with original issue discount (or, OID). We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which OID is recognized into taxable income is calculated using a constant rate of yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income with respect to securities with OID may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes which will never affect the calculation of taxable income.
Depending on the structure of securitization/resecuritization transactions, for tax purposes such transactions may be treated either as a sale or a financing of the underlying assets. Income recognized from securitization and resecuritization transactions will generally differ for tax and GAAP purposes.
Critical Accounting Policies and Use of Estimates
Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q. A summary of our critical accounting policies is set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.”
Recent Market Conditions and Our Strategy during the Quarter Ended March 31, 2016
General:
Following the mid-December 2015 increase in the target federal funds rate of 25 basis points, market prices of fixed income products generally reflected an expectation that short term interest rates would continue to increase. However, following the release of various economic data during the first quarter of 2016, including lower oil prices, a strong dollar, and slower growth in China and other global economies, the bond market began to defer expectations for additional interest rate increases. While the Federal Open Market Committee (or, FOMC) continues to focus on its dual mandate of maximum employment and an inflation target of 2%, they have expressed heightened awareness of the U.S. economy’s sensitivity to global economic conditions. During its March 2016 meeting, the FOMC maintained federal funds rate at 0.25% and, for the first time, cited global economic and financial developments as influencing their decision and outlook on inflation. Current FOMC guidance provides that the pace of rate increases is likely to be slower with only two rate hikes in 2016; confirming the market’s expectations. As expected, the FOMC did not increase rates at their April 27, 2016 meeting.
During the first quarter of 2016, the 10-year U.S. Treasury yield, which ended 2015 at 2.27%, hit a low of 1.66% in mid-February and closed at 1.77% on March 31, 2016, driving Agency RMBS prices higher and yields, which move inversely with prices, lower. Interest rates on Swaps decreased during the first quarter of 2016 and spreads widened slightly, resulting in a significant loss in value of our Swaps and Swaptions. During the three months ended March 31, 2016, we terminated Swaps and Swaptions with an aggregate notional balance of $850,000 realizing $24,952 of losses.
The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year U.S. Treasury rate for the quarterly periods presented:

Table 1
	High	Low	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year U.S. Treasury Rate				Ten-Year Swap Rate
March 31, 2016	2.27%	1.66%	1.91%	1.77%	2.19%	1.46%	1.78%	1.66%
December 31, 2015	2.34%	1.97%	2.18%	2.27%	2.24%	1.95%	2.10%	2.19%
September 30, 2015	2.45%	2.00%	2.22%	2.04%	2.52%	2.00%	2.28%	2.00%
June 30, 2015	2.48%	1.84%	2.16%	2.35%	2.56%	1.95%	2.24%	2.43%
	Two-Year U.S. Treasury Rate				Spread Between Two and Ten Year U.S. Treasury Rate
March 31, 2016	1.05%	0.65%	0.83%	0.72%	1.22%	1.01%	1.08%	1.05%
December 31, 2015	1.09%	0.55%	0.82%	1.05%	1.25%	1.42%	1.36%	1.22%
September 30, 2015	0.81%	0.54%	0.68%	0.63%	1.64%	1.46%	1.54%	1.41%
June 30, 2015	0.73%	0.48%	0.60%	0.64%	1.75%	1.36%	1.56%	1.71%
Our net income for the first quarter of 2016 was negatively impacted by realized and unrealized losses on our Swaps and Swaptions, reflecting the impact of the lower market rates described above. In addition, our operating earnings (which is a non-GAAP financial measure, see Table 19, below) decreased slightly for the first quarter ended March 31, 2016, compared to the fourth quarter of 2015, primarily reflecting lower investment balances, as we reduced leverage. In addition, we experienced a five basis point reduction in our effective net interest rate spread to 2.65% as asset yields declined. The reduction in our asset yield was partially mitigated by a reduction in our effective cost of funds, which decreased to 1.68% for the current three month period from 1.74% for the three months ended December 31, 2015, as higher rates on repurchase borrowings were more than off-set by lower Swap costs, as we terminated a portion of such agreements during the first quarter of 2016.
Investment Strategy:
The following table presents the composition of our investment portfolio as a percentage of total investments as of March 31, 2016 and December 31, 2015:

Table 2	March 31, 2016	December 31, 2015
Rate Investments:
Agency pass-through RMBS, at fair value	50.6%	52.3%
Agency IO and Agency Inverse IO, at fair value	1.6	1.9
Total Agency RMBS, at fair value	52.2	54.2
Credit Investments:
Non-Agency RMBS, at fair value	36.1	34.8
Securitized mortgage loans, at fair value	5.1	4.9
Other investments, at fair value	1.5	1.3
Other investment securities, at fair value(1)	5.1	4.8
	47.8	45.8
	100.0%	100.0%

(1)	Other investment securities at March 31, 2016 were comprised of investments in Risk Sharing Securities issued by Freddie Mac, Fannie Mae and SBC-MBS.

Agency RMBS Portfolio/Interest Rate Hedges:
During the first quarter of 2016, our Agency RMBS portfolio experienced a monthly fair value weighted average CPR of 8.2%, comprised of 8.0% CPR on Agency pass-through securities and 13.6% on Agency IO and Agency Inverse IO securities, in the aggregate. During the first quarter of 2016, the maximum average monthly CPR of our Agency RMBS was experienced in March, with an overall Agency CPR of 10.9% comprised of 10.7% on Agency pass-through securities and 16.4% on Agency IO securities in the aggregate.
The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at March 31, 2016 and December 31, 2015:

Table 3	March 31, 2016		December 31, 2015
Agency RMBS Collateral Type	Estimated Fair Value	Unrealized Gain/(Loss), Net	Estimated Fair Value	Unrealized Gain/(Loss), Net
30-Year Fixed:
3.5% coupon	$623,281	$1,984	$527,657	$(7,822)
4.0% coupon	683,649	6,319	983,536	(3,916)
	1,306,930	8,303	1,511,193	(11,738)
ARMs	269,240	(4,155)	289,057	(2,723)
Agency IO	49,975	(5,547)	57,354	(424)
Agency Inverse IO	—	—	6,752	(112)
Total	$1,626,145	$(1,399)	$1,864,356	$(14,997)
The following table presents information with respect to our Swaps and Swaptions at March 31, 2016 and December 31, 2015:

Table 4	March 31, 2016	December 31, 2015
Swaps:
Notional amount	$1,287,000	$1,687,000
Estimated fair value	$(7,767)	$(7,134)
Weighted average fixed pay rate	1.19%	1.43%
Weighted average months to maturity	23	41

Swaptions Purchase Contracts:
Notional amount	$425,000	$875,000
Estimated fair value	$77	$1,244
Weighted average term to expiration (months)	4	5
Weighted average underlying Swap term (months)	109	108
Weighted average underlying Swap fixed pay rate	3.05%	2.92%

Swaptions Sale Contracts:
Notional amount	$300,000	$300,000
Estimated fair value	$(10,813)	$(3,381)
Weighted average term to expiration (months)	5	8
Weighted average underlying Swap term (months)	105	105
Weighted average underlying Swap fixed pay rate	1.97%	1.97%
Credit Investments:
In general, prices of our non-Agency RMBS generally declined during much of the first quarter of 2016, substantially recovering in late March, such that valuations of our non-Agency RMBS at March 31, 2016 were down marginally compared to year-end 2015. The non-Agency market maintained stable credit enhancement and steady home price appreciation (or, HPA). During the first quarter of 2016, we sold $66,077 of non-Agency RMBS realizing net gains of $1,134 and, as a result previously unrealized gains correspondingly declined through earnings, as gains were re-characterized from unrealized to realized. In addition, we accreted $10,746 of purchase discounts on non-Agency RMBS into interest income during the three months ended March 31, 2016.
Our credit investments were comprised of the following at March 31, 2016 and December 31, 2015:

Table 5	March 31, 2016	December 31, 2015
Non-Agency RMBS (at fair value)	$1,126,720	$1,197,226
Securitized mortgage loans (at fair value)	159,301	167,624
Other investments	45,644	45,233
Other investment securities:
Risk Sharing Securities - Freddie Mac (at fair value)	46,649	47,232
Risk Sharing Securities - Fannie Mae (at fair value)	52,381	51,424
SBC-MBS (at fair value)	60,887	64,607
SBA-IO (at fair value)	—	2.927
Total	$1,491,582	$1,576,273
As of March 31, 2016, we had: (a) $5,955 of advances outstanding under a warehouse line; (b) $30,205 of legal title to real estate associated with BFT Contracts; and (c) $9,484 of mortgage loans, all of which were related to our Seller Financing Program. We provide warehouse advances to our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S.
Borrowings:
During the first quarter of 2016, borrowings under repurchase agreements remained readily available from counterparties for repurchase agreements collateralized by Agency RMBS, non-Agency RMBS and residential whole loans.
Following an increase in market interest rates for repurchase borrowings collateralized by Agency RMBS in December 2015, such rates stabilized in the first quarter of 2016. Overall, average market rates available on repurchase borrowing in the first quarter of 2016 were approximately 19 basis points higher for one month borrowings and 12 basis points higher for three month borrowings, compared to average rates available in during the fourth quarter of 2015. With respect to repurchase borrowings collateralized by non-Agency RMBS and other investment securities, counterparties continued to offer financing on securities purchased from others at competitive levels. Spreads to LIBOR on non-Agency repurchase borrowings were generally consistent throughout the quarter relative to the fourth quarter of 2015.
Results of Operations
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015
For the three months ended March 31, 2016, we had a net loss of $(16,484), or $(0.52) per basic and diluted common share, compared to net income of $17,958, or $0.55 per basic and diluted common share, for the three months ended March 31, 2015. Our results of operations for the three months ended March 31, 2016 were significantly impacted by declines in the value of our Swaps, Swaptions and securitized mortgage loans, which were partially off-set by the net increase in the value of our Agency RMBS portfolio. (See “Recent Market Conditions and Our Strategy during the Quarter Ended March 31, 2016,” above.) In addition, during the three months ended March 31, 2016, we incurred costs of $3,615 or approximately $0.12 per share of common stock, associated with the pending Merger.
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. The $5,284 decrease in our net interest income reflects the decrease in our leverage and the decrease in net interest rate spread and net interest margin for the three months ended March 31, 2016, compared to March 31, 2015. For the three months ended March 31, 2016, we had average debt-to-equity of 3.9 times, compared to 4.1 times for the three months ended March 31, 2015. We had an interest rate spread and net interest margin of 3.03% and 3.24% for the three months ended March 31, 2016, respectively, compared to 3.18% and 3.32%, respectively, for the three months ended March 31, 2015. The decrease in our interest rate spread and net interest margin primarily reflects the increase in our funding costs compared to the three months ended March 31, 2015.

For the three months ended March 31, 2016 and March 31, 2015, we earned interest income of $34,861 and $39,295, respectively, and incurred interest expense of approximately $8,681 and $7,831, respectively, which was primarily related to our borrowings under repurchase agreements. Our higher borrowing expense reflects an increase in interest rates on our Agency and non-Agency RMBS and other credit investments repurchase borrowings.
Actual prepayments, may cause future premium amortization on our Agency RMBS and resulting yields to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income and resulting yields recognized on our non-Agency RMBS in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended March 31, 2016 and 2015:

Table 6	Three Months Ended March 31, 2016
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average investment balance (2)	$1,686,929	$1,346,315	$159,179	$3,192,423
Total interest income	$12,222	$19,374	$3,265	$34,861
Weighted average CPR	8.17%	5.24%	5.27%	6.79%
Yield on average assets	2.87%	5.69%	8.37%	4.33%
Average balance of associated repurchase agreements	$1,522,443	$1,020,543	$88,792	$2,631,778
Average balance of securitized debt (3)	$—	$—	$17,909	$17,909
Total interest expense	$2,466	$5,343	$872	$8,681
Average cost of funds (4) (5)	0.64%	2.07%	3.23%	1.30%
Net interest income	$9,756	$14,031	$2,393	$26,180
Net interest rate spread	2.23%	3.62%	5.14%	3.03%
Total interest expense including net interest cost of Swaps (6)	$4,909	$5,343	$983	$11,235
Effective cost of funds (6)	1.28%	2.07%	3.64%	1.68%
Net interest income including net interest cost of Swaps	$7,313	$14,031	$2,282	$23,626
Effective net interest rate spread (6)	1.59%	3.62%	4.73%	2.65%

	Three Months Ended March 31, 2015
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,252,939	$1,408,724	$132,038	$3,793,701
Total interest income	$16,521	$20,425	$2,349	$39,295
Yield on average assets	2.93%	5.80%	7.12%	4.14%
Average balance of associated repurchase agreements	$2,060,176	$1,099,254	$57,707	$3,217,137
Average balance of securitized debt (3)	$—	$—	$31,301	$31,301
Total interest expense	$1,880	$5,166	$785	$7,831
Average cost of funds (4) (5)	0.37%	1.88%	3.53%	0.96%
Net interest income	$14,641	$15,259	$1,564	$31,464
Net interest rate spread	2.56%	3.92%	3.59%	3.18%
Total interest expense including net interest cost of Swaps (6)	$6,709	$5,166	$920	$12,795
Effective cost of funds (6)	1.30%	1.88%	4.13%	1.58%
Net interest income including net interest cost of Swaps	$9,812	$15,259	$1,429	$26,500
Effective net interest rate spread (6)	1.63%	3.92%	2.99%	2.56%

(1)	Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS, mortgage loans and other investments.
(Notes continued on the next page.)

(Notes Continued.)

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid principal balance.

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

(5)
Cost of funds does not include accrual and settlement of interest associated with derivative instruments. In accordance with GAAP, those costs are included in gain/(loss) on derivative instruments in our consolidated statement of operations.

(6)
The effective cost of funds for the securitized mortgage loans reflects the cost of our securitized debt and repurchase agreement borrowings collateralized by the securities that we retained in the securitization transaction. These bonds do not appear on our financial statements, as they were eliminated in consolidation. (See “Non-GAAP Financial Measures,” below.)

As of March 31, 2016, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to three months with haircut (or, the percentage by which the collateral value is contractually required to exceed the loan amount) requirements ranging from 3.0% to 5.0% and financing rates from 0.65% to 0.75%; our repurchase agreement borrowings collateralized by non-Agency RMBS and other investment securities had initial terms of up to twenty four months with haircut requirements ranging from 10.0% to 40.0% and financing rates from 1.44% to 2.94%.
The following table presents the cost of funds and effective cost of funds for our repurchase agreement borrowings by type of collateral pledged for the periods presented:

Table 7	Three Months Ended March 31,
	2016		2015
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.64%	1.28%	0.37%	1.30%
Non-Agency RMBS and other credit investments(2)	2.07	2.07	1.88	1.88
Securitized mortgage loans(3)	3.23	3.64	3.53	4.13
Total	1.30%	1.68%	0.96%	1.58%

(1)
The effective cost of funds for the periods presented includes interest expense for the periods and the net interest component for Swaps during the periods of $2,554 and $4,964, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

(2)	For the periods presented, other credit investments were comprised of other investment securities and other investments.

(3)
The non-Agency RMBS associated with our securitization transactions are eliminated in consolidation with the associated VIEs and the mortgage loans in the VIEs are consolidated by us. The interest expense on repurchase agreement borrowings associated with non-Agency RMBS associated with our securitization transactions are included with the cost of funds for our securitized mortgage loans.

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the periods presented:

Table 8	Three Months Ended March 31,
Components of Gain/(Loss) on Derivative Instruments	2016	2015
Net interest (payments/accruals) on Swaps(1)	$(2,554)	$(4,964)
Loss on the termination of Swaps, net(1)	(18,926)	—
Losses on the termination and expiration of Swaptions, net(1)	(6,026)	(3,862)
Losses on settlement of TBA Contracts, net(1)	1,664	(1,977)
Change in fair value of Swaps(2)	(634)	(15,476)
Change in fair value of Swaptions, net(2)	(2,571)	302
Change in fair value of TBA Contracts(2)	573	(544)
Total	$(28,474)	$(26,521)

(1)	Amounts are realized.

(2)	Amounts are unrealized.

At March 31, 2016, we had Swaps with an aggregate notional amount of $1,287,000, a weighted average fixed pay rate of 1.19% and weighted average term to maturity of 1.9 years. At March 31, 2016, our Swaptions had an aggregate notional amount of $725,000 and a weighted average term of five months until expiration; Swaps underlying our Swaption Purchase Contracts had a weighted average fixed pay rate of 3.05% and a weighted average term of 9.1 years; Swaps underlying our Swaption Sale Contracts had a weighted average fixed pay rate of 1.97% and a weighted average term of 8.8 years.
In general, we expect that changes in the fair value of our net derivative instruments will generally move inversely to changes in the fair value of our Agency pass-through RMBS, however we do not expect that the changes in valuations of such derivatives relative to our Agency pass-through RMBS will off-set entirely. We note that the terms and benchmark interest rates associated with our derivatives are not matched with our investments, that the notional amount of our derivatives is not equal to our investments. Further the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at March 31, 2016 and December 31, 2015, see Note 11 to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.) The following table presents the notional amount and estimated fair value for each of our derivative instrument types at March 31, 2016 and December 31, 2015:

Table 9	March 31, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$693,000	$3,103
Swaptions - assets	425,000	77	875,000	1,244
Swaptions - (liabilities)	300,000	(10,813)	300,000	(10,237)
Swaps - (liabilities)	1,287,000	(7,767)	994,000	(3,381)
Long TBA Contracts - assets	100,000	378	100,000	(195)
Total derivative instruments, net	$2,112,000	$(18,125)	$2,962,000	$(9,466)
The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Three Months Ended March 31, 2016
Effective interest expense	$4,909	$5,343	$983	$11,235
Effective cost of funds	1.28%	2.07%	3.64%	1.68%
Effective net interest income	$7,313	$14,031	$2,282	$23,626
Effective net interest rate spread	1.59%	3.62%	4.73%	2.65%
Three Months Ended March 31, 2015
Effective interest expense	$6,709	$5,166	$920	$12,795
Effective cost of funds	1.30%	1.88%	4.13%	1.58%
Effective net interest income	$9,812	$15,259	$1,429	$26,500
Effective net interest rate spread	1.63%	3.92%	2.99%	2.56%

(1)	Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the three months ended March 31, 2016 and 2015, we sold Agency RMBS of $406,837 and $743,417, respectively, realizing net gains/(losses) of $(812) and $4,462, respectively, and sold non-Agency RMBS of $66,077 and $150,440, respectively, realizing net gains of $1,134 and $4,077, respectively. As we find attractive investment opportunities in non-Agency RMBS, whole loans and mortgage related assets, we may continue to sell Agency and/or certain non-Agency RMBS to provide funds to make such purchases. With respect to non-Agency RMBS, we continue to emphasize investments in seasoned securities, backed by subprime and other credit sensitive mortgage loans, targeting securities at or near the top of the capital structure.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, mortgage loan pools, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings.
The following table presents amounts related to realized gains and losses, OTTI recognized and changes in estimated fair value of our assets and liabilities carried at fair value for the three months ended March 31, 2016 and March 31, 2015:

Table 11	Three Months Ended March 31,
	2016	2015
Realized gain on sale of RMBS, net	$322	$8,539
Unrealized gain on RMBS, net	3,681	14,780
OTTI recognized	(695)	(2,575)
Realized gain/(loss) on derivatives, net (1)	(25,842)	(10,803)
Unrealized gain/(loss) on derivatives, net	(2,632)	(15,718)
Unrealized (loss) on other investment securities	(308)	(29)
Unrealized gain/(loss) on securitized mortgage loans, net	(3,759)	2,362
Unrealized gain on securitized debt	2	13
Total	$(29,231)	$(3,431)

(1)	Realized losses on derivatives include net interest payments/accruals on Swaps, net losses on the termination and expiration of Swaptions and net losses on the settlement of TBA Contracts.
Expenses
General and Administrative Expenses and Merger Costs: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of her time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, Board fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $3,574 and $3,850 for the three months ended March 31, 2016 and 2015, respectively. In addition we incurred Merger related expenses of $3,615 for the three months ended March 31, 2016. (See “Merger Agreement,” discussed above.)
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $2,785 and $2,787 for the three months ended March 31, 2016 and 2015, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 13(a) to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report Form 10-Q.

Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date. The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2015 through March 31, 2016:

Table 12
Declaration Date	Record Date	Payment Date	Dividend per Share
March 17, 2016	March 31, 2016	April 29, 2016	$0.50
December 17, 2015	December 31, 2015	January 30, 2016	$0.50
September 17, 2015	September 30, 2015	October 30, 2015	$0.50
June 17, 2015	June 30, 2015	July 31, 2015	$0.50
March 19, 2015	March 31, 2015	April 30, 2015	$0.50
The following table presents cash dividends we declared on our common stock from January 1, 2015 through March 31, 2016:

Table 13
Declaration Date	Record Date	Payment Date	Dividend per Share
March 17, 2016	March 31, 2016	April 29, 2016	$0.48
December 17, 2015	December 31, 2015	January 30, 2016	$0.48
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
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
Our primary sources of cash for the three months ended March 31, 2016 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio.
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
Stock Repurchase Plan
On November 6, 2013, the Board authorized the Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by the Board at any time and without prior notice. Through March 31, 2016, we repurchased 360,800 shares of common stock at an average cost per share of $13.86. At March 31, 2016, $45,000 of common stock remained authorized for future share repurchases under the Repurchase Program.
Investing Activity
During the three months ended March 31, 2016, we (i) invested $200,974 in Agency pass-through RMBS at a weighted average purchase price of 105.1% of par value, $50,656 in non-Agency RMBS with a weighted average purchase price of 84.9% of par value and $5,293 associated with our Seller Financing Program; (ii) received prepayments and scheduled amortization of $45,011 for Agency RMBS, $45,845 for non-Agency RMBS and $215 associated with our Seller Financing Program; and (iii) sold Agency RMBS of $406,837 realizing aggregate net loss of $812 and sold $66,077 of non-Agency RMBS realizing gains of $1,134.
We receive interest-only payments with respect to the notional amount of Agency IO, Agency Inverse IO, and SBA-IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of assets. Unlike Agency RMBS, the market prices of an IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO with an aggregate notional balance of $541,385, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is limited. During the three months ended March 31, 2016, we sold $6,633 of Agency Inverse IO securities, realizing an aggregate net loss of $136.
As of March 31, 2016, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 83.5% of par as of March 31, 2016. (For additional information about our RMBS portfolios as of March 31, 2016, see Note 4 to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS, non-Agency RMBS and other investment securities with such securities pledged as collateral to secure such borrowings. At March 31, 2016, we had outstanding repurchase agreement borrowings with 17 counterparties totaling $2,549,708. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of March 31, 2016, we had master repurchase agreements with 25 counterparties.
The following table presents certain information about our borrowings for the periods presented:

Table 14
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
March 31, 2016	$2,631,778	$2,549,708	$2,608,161	$17,909	$16,486	$18,056
December 31, 2015	$2,898,737	$2,898,347	$2,913,423	$20,566	$18,904	$20,840
September 30, 2015	$3,047,811	$3,011,025	$3,071,188	$24,708	$21,351	$24,730
June 30, 2015	$3,215,482	$3,177,679	$3,240,446	$28,582	$25,828	$28,883
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.

The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 15
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
March 31, 2016
Agency RMBS repurchase borrowings	$1,467,722	$1,542,699	0.64%	1.28%
Non-Agency RMBS and other investment securities repurchase borrowings	996,311	1,305,208	2.07	2.07
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	85,675	119,442	2.94	3.33
Total repurchase borrowings	2,549,708	2,967,349	1.28	1.66
Securitized debt	16,531	88,552	4.74	4.74
Total	$2,566,239	$3,055,901	1.30%	1.68%
December 31, 2015
Agency RMBS repurchase borrowings	$1,719,479	$1,800,420	0.48%	1.52%
Non-Agency RMBS and other investment securities repurchase borrowings	1,088,587	1,402,178	1.91	1.91
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	90,281	125,125	2.82	3.19
Total repurchase borrowings	2,898,347	3,327,723	1.08	1.72
Securitized debt	18,904	91,599	4.64	4.64
Total	$2,917,251	$3,419,322	1.11%	1.74%
March 31, 2015
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS and other investment securities repurchase borrowings	1,134,211	1,492,830	1.88	1.88
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	94,868	130,672	2.15	3.08
Total repurchase borrowings	3,303,385	3,815,793	0.93	1.52
Securitized debt	29,240	101,261	4.69	4.69
Total	$3,332,625	$3,917,054	0.96%	1.58%

(1)
Includes cash collateral pledged for Agency RMBS, non-Agency RMBS and other investment securities. (See Note 9 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)

(2)
The effective cost of funds for the quarterly periods are calculated on an annualized basis and adjusts interest expense to include the net interest component for Swaps. (See “Non-GAAP Financial Measures,” below.)

(3)
Repurchase agreements collateralized by securitized mortgage loans represent borrowings associated with non-Agency RMBS retained in connection with our 2013 and 2015 securitizations. Non-Agency RMBS were eliminated in consolidation with the VIE associated with such securitizations, and as a result are not included in our consolidated balance sheet. (See Notes 5 and 14 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)

At March 31, 2016, haircuts ranged from 3.0% to 5.0% for our repurchase borrowings secured by Agency RMBS and 10.0% to 40.0% for repurchase borrowings secured by non-Agency RMBS and other investment securities. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through March 31, 2016. At March 31, 2016, RMBS and other investment securities pledged as collateral to lenders as security for repurchase agreements totaled $2,935,691 (including securities that are eliminated in consolidation with VIEs) and RMBS held as a component of clearing margin totaled $3,512. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at March 31, 2016, was comprised of $31,658 provided in connection with repurchase borrowings and $23,289 provided in connection with derivative contracts.

Cash Flows and Liquidity for the Three Months Ended March 31, 2016
Our cash and cash equivalents decreased by $21,015 during the three months ended March 31, 2016, reflecting $339,683 used by financing activities, $6,183 provided by operating activities and $312,485 provided by investing activities. We held cash and cash equivalents of $99,129 at March 31, 2016. (See “Consolidated Statements of Cash Flows,” included under Item 1 of Part I of this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of March 31, 2016:

Table 16
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements (1)	$2,549,708	$—	$—	$—	$2,549,708
Interest on repurchase agreements borrowings (2)	10,408	—	—	—	10,408
Total	$2,560,116	$—	$—	$—	$2,560,116

(1)	Amounts presented reflects the principal balance of our repurchase borrowings and do not include associated deferred financing costs of $7.

(2)
Interest expense is calculated based on the interest rate in effect at March 31, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 13(a) and 16(b) to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At March 31, 2016, we had securitized debt with a balance of $16,486 (and a fair value of $16,531) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
(a) Merger Agreement
As reported in a Form 8-K filed with the SEC on February 26, 2016, we entered into a definitive Merger Agreement on February 26, 2016 under which we will merge with ARI for a price per share of our common stock equal to 89.25% of our book value per share as of the date that is three business days prior to the date on which the definitive proxy statement relating to the Merger is mailed to our stockholders, subject to adjustment under certain circumstances. Using the December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the value to be paid in the transaction for each share of our common stock would equal approximately $14.59 per share, a 44% premium to the closing price of our shares of common stock on February 25, 2016. Under the terms of the Merger Agreement, our stockholders will receive a combination of cash and ARI common stock in exchange for their shares of our common stock. The aggregate number of ARI shares issuable in the transaction is limited to 13,400,000 and the remainder of the consideration will be paid in cash. Our book value, and thus the actual purchase price, will be determined as of a date prior to the mailing of the definitive proxy statement/prospectus to our stockholders to approve the transaction. Using our December 31, 2015 Book Value and based on the closing price of ARI’s shares of common stock on February 25, 2016, the transaction values us at approximately $641 million, including the assumption of $172.5 million (liquidation preference) of our Preferred Stock. The Merger Agreement also provides that each outstanding share of our Preferred Stock will be converted into the right to receive one share of preferred stock, par value $.01 per share of a newly-designated series of ARI’s preferred stock, which we expect will be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock. (See Note 13 Commitments and Contingencies for a discussion regarding legal actions challenging the proposed Merger.)
The Merger Agreement contains a Go-Shop Period, pursuant to which we were able to initiate, solicit, facilitate and encourage (publicly or otherwise) any inquiry or the making of any proposals or offers that constitute, or may reasonably be expected to lead to, an alternative transaction, for a period of 35 days after the date of the Merger Agreement. The Go-Shop Period ended on April 1, 2016 and, as such the termination rights with respect to such provision lapsed. We and ARI made certain customary representations and warranties in the Merger Agreement. In connection with the Merger Agreement, we have certain restrictions on our investment activities. In addition, the Merger Agreement includes certain termination rights and provides that in such situations a fee of $12,000 could be payable by us to ARI if the transaction is terminated, and/or we could be required to reimburse ARI for its transaction expenses in an amount up to $6,000.

The Merger was approved by all members of the board of directors of each company (with the exception of Mark Biderman, who recused himself from the vote of each board of directors) upon the unanimous recommendation of a special committee of independent directors of each board of directors. Consummation of the Merger is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the Merger and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of our common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo Global Management, LLC. ARI stockholder approval will not be required in connection with the transaction.
(b) Letter Agreement with Manager
Concurrently with the execution of the Merger Agreement, we entered into a Side Letter with our Manager, pursuant to which the Manager agreed to perform such services and activities as may be necessary to enable us to consummate the Merger and other transactions contemplated by the Merger Agreement. In addition, our Manager acknowledged that, as a result of the transactions contemplated by the Merger Agreement, the Management Agreement will be assigned to ARI and such assignment will not give rise to a termination fee under the Management Agreement.
On April 6, 2016, ARI filed with the SEC a registration statement on Form S-4 that includes a preliminary joint proxy statement/prospectus relating to the Merger and related transactions which remains subject to comment from the SEC. For additional details regarding the terms and conditions of the Merger Agreement and related matters, refer to the preliminary proxy statement/prospectus filed with the SEC on April 6, 2016, and to the Merger Agreement and other documentation filed as exhibits thereto. After the registration statement has been declared effective by the SEC, a definitive joint proxy statement/prospectus will be filed and mailed to each of our stockholders. The joint proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
Management Agreement
Pursuant to the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement) per annum. Our management fee is used, in part, to pay compensation to officers and personnel of the Manager who may also be our officers, but receive no cash compensation directly from us. We reimburse our Manager and/or its affiliates for the allocable share of the compensation of (1) our Chief Financial Officer/Treasurer/Secretary based on the percentage of such officer’s time spent on our affairs and (2) other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs based on the percentage of time devoted by such personnel to our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, Board fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. To the extent that our Manager or its affiliates pay for services provided on our behalf, we are required to reimburse our Manager and/or its affiliates for such items. Expense reimbursements to our Manager and/or its affiliates are made in cash generally on a monthly basis in arrears. Our reimbursement obligation is not subject to any dollar limitation.
Our Management Agreement currently runs through July 27, 2017, with automatic one year renewals thereafter provided that the independent directors of the Board do not provide notice of termination. The Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors based upon (1) unsatisfactory performance by our Manager that is materially detrimental to us or (2) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination based on unfair fees by accepting a mutually acceptable reduction of management fees agreed to by at least two-thirds of our independent directors. Our Manager must be provided with written notice of any such termination at least 180 days prior to the expiration of the then existing term and will be paid a termination fee equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, our Manager acknowledged that, as a result of the transactions contemplated by the Merger Agreement, the Management Agreement will be assigned to ARI and such assignment will not give rise to a termination fee under the Management Agreement.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Dividends on Our Capital Stock (Amounts presented under this topic are not in thousands.)
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
We intend to make regular quarterly dividend distributions to holders of our common stock subject to restrictions contained in the Merger Agreement. U.S. Federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We have historically paid quarterly dividends on our Common Stock in an amount at least equal to our net taxable income, pursuant to the Merger Agreement, we may or may not declare a dividend on our common stock during the three months ended June 30, 2016, but expect to declare a quarterly dividend on our Preferred Stock. Before we pay any dividend, whether for U.S. Federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. (See “Variances between GAAP Income and Taxable Income,” above.)
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

A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 17	Three Months Ended
	March 31, 2016		March 31, 2015
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$8,681	1.30%	$7,831	0.96%
Adjustment:
Net interest component of Swaps	2,554	0.38	4,964	0.62
Effective cost of funds	$11,235	1.68%	$12,795	1.58%
Average balance of borrowings	$2,631,778		$3,217,137

Table 18	Three Months Ended
	March 31, 2016		March 31, 2015
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$34,861	4.33%	$39,295	4.14%
Less: effective interest expense/effective cost of funds (1)	11,235	1.68	12,795	1.58
Effective net interest income	$23,626	2.65%	$26,500	2.56%
Average balance of interest-earning assets	$3,192,423		$3,793,701

(1)	As reconciled above in Table 17.
The following table presents the reconciliation from net income/(loss) allocable to common stockholders to operating earnings:

Table 19	Three Months Ended March 31,
	2016	2015 (1)
Net income/(loss) allocable to common stockholders	$(16,593)	$17,781
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(322)	(8,539)
Realized loss on sale of other investment securities, net	26	—
Unrealized (gain)/loss on RMBS, net	(3,681)	(14,780)
OTTI recognized	695	2,575
Unrealized (gain)/loss on derivative instruments, net	2,632	15,718
Unrealized (gain)/loss on securitized mortgage loans, net	3,759	(2,362)
Unrealized (gain)/loss on securitized debt	(2)	(13)
Unrealized (gain)/loss on other investment securities	308	29
Non-cash stock-based compensation expense	108	493
Realized loss on Swap and Swaption terminations, net	24,952	3,862
Realized (gain)/loss on TBA Contracts	(1,664)	1,977
Tax amortization of (loss) on Swaption terminations and expirations, net	(839)	(438)
Total adjustments to arrive at operating earnings	25,972	(1,478)
Operating earnings	$9,379	$16,303
Basic and diluted operating earnings per share	$0.29	$0.51
Merger related expenses	(3,615)	$—
Operating earnings excluding merger related costs	$12,994	$16,303
Basic and diluted operating earnings per share excluding merger related costs	$0.41	$0.51
Weighted average common shares outstanding- basic (2)	31,835	32,046

(1)	Prior presentation is conformed to the current presentation.

(2)	Amounts in thousands.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at March 31, 2016. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO), and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 20		Year of Securitization (1)
	2015	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	8	6	10	37	59	57	35	212
Carrying Value/Estimated Fair Value	$68,481	$99,206	$57,679	$219,880	$357,367	$222,390	$101,717	$1,126,720
Amortized Cost	$69,291	$99,462	$48,557	$210,327	$359,244	$220,235	$99,093	$1,106,209
Current Par Value	$69,628	$100,524	$83,690	$279,847	$436,215	$245,157	$110,170	$1,325,231
Carrying Value to Current Par	98.35%	98.69%	68.92%	78.57%	81.92%	90.71%	92.33%	85.02%
Amortized Cost to Current Par	99.52%	98.94%	58.02%	75.16%	82.35%	89.83%	89.95%	83.47%
Net Weighted Average Coupon	3.20%	3.33%	1.85%	1.07%	1.20%	1.77%	2.33%	1.68%
Collateral Attributes:
Weighted Average Loan Age (in months)	98	105	112	119	130	142	162	128
Weighted Average Original Loan-to-Value	89.33%	78.91%	79.03%	78.82%	79.73%	79.62%	81.76%	80.19%
Weighted Average Original FICO	637	580	688	667	663	646	602	647
Performance:
60+ Days Delinquent	28.12%	53.79%	25.41%	23.90%	25.11%	21.70%	23.46%	26.78%
Average Credit Enhancement (2)	47.12%	52.37%	(0.07)%	20.58%	29.49%	27.70%	24.10%	28.48%
3 Month CPR (3)

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended March 31, 2016.

The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at March 31, 2016. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 21	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	62	662	153	98	290	1,268
Current unpaid principal balance	$467	$13,301	$129,250	$26,157	$14,507	$22,136	$205,818
Loan Attributes:
Weighted Average Loan Age (in months)	80	96	105	113	127	160	113
Weighted Average Original-Loan-to-Value	72.82%	73.34%	80.25%	82.05%	76.58%	83.84%	80.14%
Weighted average original FICO	519	621	632	616	649	617	627
Net Weighted Average Original Coupon Rate	7.29%	6.23%	5.83%	5.91%	5.29%	6.56%	5.91%
Performance:
Current	—%	68.77%	72.35%	76.68%	82.03%	70.37%	72.99%
30 day delinquent	40.55%	12.99%	9.54%	12.64%	6.81%	12.88%	10.39%
60 days delinquent	—%	8.58%	4.33%	1.49%	6.20%	6.81%	4.63%
90+ days delinquent	—%	4.93%	7.59%	5.12%	3.07%	3.76%	6.35%
Bankruptcy/foreclosure	59.45%	4.73%	6.19%	4.07%	1.89%	6.18%	5.64%
The following table presents the fair value of our non-Agency RMBS at March 31, 2016, by original purchase price as a percentage of our par value by year of acquisition:

Table 22	Year of Acquisition
Acquisition Price (1)	2016	2015	2014	2013	2012 and Prior	Total	Percent of Total
>100%	$—	$4,568	$1,599	$1,432	$—	$7,599	0.7%
100% to 95%	20,949	91,030	79,975	16,376	—	208,330	18.5
<95% to 85%	9,403	104,040	75,567	133,430	26,709	349,149	31.0
<85% to 75%	6,355	13,345	72,355	104,727	53,170	249,952	22.2
<75% to 65%	13,490	7,497	21,502	58,989	77,451	178,929	15.9
<65%	—	5,890	8,836	3,752	114,283	132,761	11.7
Total	$50,197	$226,370	$259,834	$318,706	$271,613	$1,126,720	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at March 31, 2016 based on fair value:

Table 23
Property Location	Percent (1)
California	28.8%
New York	10.5
Florida	8.5
New Jersey	5.0
Texas	4.8
Other (2)	42.4
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.3% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at March 31, 2016:

Table 24
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$758,262	67.3%
Alt-A	149,707	13.3
Option ARMs	218,751	19.4
Total	$1,126,720	100.0%
The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at March 31, 2016:

Table 25
Property Location	Principal Balance	Total Concentration
California	$36,704	17.8%
Florida	36,402	17.7
Maryland	16,759	8.1
Texas	12,822	6.2
New York	11,832	5.7
Other states and the District of Columbia	91,300	44.5
Total	$205,819	100.0%
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
Subject to maintaining our qualification as a REIT for U.S. Federal income tax purposes, we utilize derivative financial instruments to mitigate the impact of increases in interest rates. Increases in interest rates may impact the cost of our repurchase borrowings and reduce the value of our Agency RMBS. Our hedges are not designed to protect against market value fluctuations in our assets caused by changes in the spread between our investments and other benchmark rates such as Swaps and U.S. Treasury bonds. Therefore, the risk of adverse spread changes is inherent to our business. Our asset composition and general market conditions may cause the amount of interest rate protection provided by our derivatives to vary considerably over time. We also may utilize a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets.
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
Interest Rate Effects on Estimated Fair Value
Another component of interest rate risk is the effect that changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease differently from our derivative instruments.
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
Our securitized mortgage loans are carried at their estimated fair value with unrealized gains and losses included in earnings. Such assets, which are credit sensitive, are comprised of both ARMs and fixed rate mortgage loans. As a result, changes in the fair value of our securitized mortgage loans are expected to also be impacted by delinquencies, changes in housing prices, jobless rates and other factors.
Nearly all of our Agency pass-through RMBS, which comprise the substantial majority of our Agency portfolio, are fixed- rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration (or, the measure of sensitivity of the price of fixed income securities to changes in interest rates) of our Agency RMBS and derivatives, using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. This situation may also cause the market value of our Agency RMBS to decline with insufficient or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.

Our non-Agency RMBS and securitized mortgage loans, are backed by Hybrids, ARMs and fixed rate mortgage loans. These loans may be performing, re-performing or non-performing and, as such, are more significantly impacted by the performance of the underlying collateral (i.e., credit) than by changes in interest rates.
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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income at March 31, 2016, assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at March 31, 2016, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 26
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	(1.59)%	6.52%
+50	(0.57)%	4.56%
(50)	0.67%	(5.88)%
(100)	(0.18)%	(13.01)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2016. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
Spread Risk
When the market spread between the yield on our investment securities (comprised of Agency RMBS, non-Agency RMBS and other investment securities) and benchmark interest rates widens, our net stockholders’ equity (or, net book value) could decline if the value of our investment securities falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk”. The spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, changes at or actions taken by GSEs, market liquidity, or changes in required rates of return on different assets. Consequently, while we use Swaps, Swaptions, TBA contracts, and may from time to time use other derivative instruments as economic hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our portfolio value against spread risk.

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

Table 27
Basis Points Change in Spread Shock	Percentage Change in Projected Portfolio Value	Estimated Change as a Percentage of Equity
(25)	1.49%	6.85%
(15)	0.89%	4.09%
(5)	0.29%	1.35%
+5	(0.29)%	(1.35)%
+15	(0.87)%	(4.03)%
+25	(1.45)%	(6.69)%
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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of March 31, 2016, see Note 9 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)

We enter into Swaps, Swaptions, and TBA Contracts to manage our interest rate risk and are required to pledge cash or securities as collateral as part of a margin arrangement in connection with such contracts. The amount of margin that we are required to post will vary by counterparty and generally reflects collateral posted with respect to Swaps and TBA Contracts that are in an unrealized loss position to us and a percentage of the aggregate notional amount of Swaps and Swaptions per counterparty. In the event that a counterparty to one of these contracts were to default on its obligation, we would be exposed to a loss when the amount of cash or securities pledged by us exceeds the unrealized loss on such contracts and to the extent that we are not able to recover our excess collateral. In addition, if a counterparty to a Swap cannot perform under the terms of the Swap, we may not receive payments due under that agreement, and thus, may lose any unrealized gain associated with the Swap or, be unable to collect the cash value, if any, at expiration. Therefore, upon a default by a Swap counterparty, the Swap would no longer mitigate the impact of changes in interest rates as intended. If a counterparty to a Swaption is unable to perform under the terms of a Swaption, we would lose our ability to exercise our option to enter into a Swap and, as a result, a Swaption that has value based on its terms, may become worthless.

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

The following table summarizes our exposure to our repurchase agreements and derivative counterparties at March 31, 2016:

Table 28
	Number of Counter-parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,282,038	$(14,163)	$225,648	6.9%
Canada (2)	2	327,810		76,466	2.3
	9	1,609,848	(14,163)	302,114	9.2
Europe: (2)
Switzerland	2	138,731	—	56,888	1.7
United Kingdom	2	18,293	(1,382)	7,007	0.2
Netherlands	1	244,060		13,883	0.4
France	1	189,318	—	23,075	0.7
	6	590,402	(1,382)	100,853	3.0
Asia: (2)
Japan	3	349,458	(2,580)	20,572	0.6
Total	18	$2,549,708	$(18,125)	$423,539	12.8%

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

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At March 31, 2016, we had $5,955 outstanding under our warehouse line. If our Seller Financing Program counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 17 counterparties at March 31, 2016. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2016:

Table 29
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Wells Fargo (3)	AA-/Aa1/AA	$116,601	6	17.58%
RBC (4)	AA-/Aa3/AA	$72,946	1	11.00%
Goldman Sachs	A/*/A+	$36,470	1	5.50%

(1)
The counterparty rating presented is the long-term issuer credit rating as rated at March 31, 2016 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively. An “*” indicates that no rating was given by the respective rating agency.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $95,580 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of March 31, 2016.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada. which represents $30,462 of the total exposure. The remaining exposure is to RBC (Barbados) Trading Bank Corporation which was rated A2 by Moody’s Investor Services, Inc. at March 31, 2016.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At March 31, 2016, we had cash and cash equivalents of $99,129, which was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits, and $40,028 invested in a money market fund.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2016, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
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
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed Merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837 were filed in the Court. A putative class and derivative lawsuit was later filed in the same Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants the Company, the Board, ARI, Merger Sub, Apollo Global Management, LLC and Athene and alleges, among other things, that the members of the Board breached their fiduciary duties to the Company’s stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.

ITEM 1A.	Risk Factors
For a discussion of our risk factors, see Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Other than the additional items below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.
In connection with the announcement of the Merger Agreement, three lawsuits have been filed and are pending, as of May 7, 2016, seeking, among other things, to enjoin the Merger and rescind the Merger Agreement, and an adverse judgment in any of the lawsuits may prevent the Merger from becoming effective within the expected timeframe (if at all).
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed Merger, captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837 were filed in the Court. A putative class and derivative lawsuit was later filed in the same Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants the Company, the Board, ARI, Merger Sub, Apollo Global Management, LLC and Athene and alleges, among other things, that the members of the Board breached their fiduciary duties to the Company’s stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel.
While we and others named in these actions believe that the allegations in the complaints are without merit and intend to defend vigorously against these allegations, neither we nor ARI can assure you as to the outcome of these, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may prevent the completion of the Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operation of our business and the business of ARI.
Risk Factors Relating to the Proposed Merger
The merger consideration to be paid to our stockholders (subject to adjustment under certain circumstances) will be fixed on a certain date and will not be adjusted in the event of any change following such date in either our or ARI’s stock price or common equity book value; but the market value of the stock consideration is variable and subject to fluctuations in ARI’s stock price.
In the Merger, each share of our common stock will be converted into the right to receive a certain number of shares of ARI common stock, together with cash consideration. The amount of cash consideration will be determined based on our book value as of certain date, after subtracting the per share stock consideration based on a fixed per share value of ARI common stock of $16.75. This methodology was fixed in the Merger Agreement and, once calculated the consideration will not be adjusted for changes in the market price or book value of either ARI or our common stock between the date of calculation and the consummation of the transaction.
Changes in the price of ARI common stock prior to the effective time of the Merger will affect the market value of the per share stock consideration that holders of our common stock will receive in the Merger. Stock price changes may result from a variety of factors (many of which are beyond our control and the control of ARI), including the following factors:

•	market reaction to the Merger and the prospects of ARI following the Merger;

•	changes in the respective businesses, operations, assets, liabilities and prospects of either ARI or AMTG;

•	changes in market assessments of the business, operations, financial position and prospects of either ARI or AMTG;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of ARI common stock and our common stock;

•	U.S. federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and ARI operate; and

•	other factors beyond our and ARI’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The price of ARI common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date the definitive proxy statement/prospectus is filed with the SEC and on the date that we hold a special meeting of our common stockholders to vote on the Merger proposal (or, Special Meeting).
Because the Merger will be completed after the date of the Special Meeting, at the time of such meeting, our common stockholders will not know the exact market value of the ARI common stock that holders of our common stock will receive upon completion of the Merger. The following two risks should be considered:

•
If the price of ARI common stock increases between the date the Merger Agreement was signed or the date of the Special Meeting and the effective time of the Merger, our common stockholders will receive shares of ARI common stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated as of when the date the Merger Agreement was signed or the date of the Special Meeting, respectively.

•
If the price of ARI common stock declines between the date the Merger Agreement was signed or the date of the Special Meeting and the effective time of the Merger, including for any of the reasons described above, our common stockholders will receive shares of ARI common stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated as of the date the Merger Agreement was signed or the date of the Special Meeting, respectively.

In light of the foregoing, our common stockholders cannot be sure of the market value of the ARI common stock (and therefore, the aggregate value of the consideration) they will receive upon completion of the Merger or the market value of ARI common stock at any time after the completion of the Merger.
Certain of the transactions contemplated by the Merger Agreement are subject to approval by our common stockholders.

Completion of certain of the transactions contemplated by the Merger Agreement requires the affirmative vote of the holders of at least a majority of the outstanding shares of our common stock. In addition, the closing of the Merger is conditioned upon the holders of at least a majority of the outstanding shares of our common stock that are beneficially owned by persons unaffiliated with Apollo approving the proposal to approve the certain of the transactions contemplated by the Merger Agreement. If our common stockholders do not approve these transactions, our stockholders will not realize any of the benefits of the Merger and may be harmed by negative impacts to our stock price.
Our stockholders will be diluted by the Merger.
The Merger will dilute the ownership position of our current stockholders, and result in our stockholders having an ownership stake in ARI following the closing of the Merger (or, the Combined Company) that is smaller than their current stake in AMTG. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company than they currently exercise over our management and policies.
If the Merger does not occur, we may incur payment obligations to ARI.
If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay ARI $12 million and/or reimburse ARI up to $6 million in transaction expenses.
Failure to complete the Merger could negatively impact our stock price and our future business and financial results.
If the Merger Agreement is terminated and the Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including the following:

•	AMTG being obligated to pay ARI a termination fee of $12 million if the transaction is terminated in certain circumstances, and/or reimburse ARI up to $6 million in transaction expenses;

•	having to pay certain costs relating to the proposed Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees and employee severance and retention expenses; and

•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
The terms of the Merger Agreement place certain restrictions on our investment and hedging operations in connection with a possible consummation of the proposed transaction. If the Merger is not completed, the manner in which we conducted our investment and hedging operations after the execution of the Merger Agreement may adversely affect operating results during 2016 and the amount of any dividend AMTG declares for any quarter subsequent to the first quarter of 2016. In anticipation of the Merger closing, our Manager has begun to reduce staffing for our operations. If the Merger is not completed, there may be a period of time required for our Manager to fully restaff for our operations. As a result, if the Merger is not completed, operating results during the remainder of 2016 may be adversely affected.
If the Merger is not completed, these risks could materially and adversely affect our business, financial results and stock price.
In addition, shares of our common stock have been trading at a higher price relative to the price preceding the announcement of the Merger Agreement. If the Merger is not completed, our stock price may decline to its pre-announcement levels, or lower.
The pendency of the Merger could adversely affect our business and operations.
In connection with the pending Merger, some of our financing sources or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant financing transactions or investments and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Because of the pendency of the Merger, we are limiting some of our investment activity in less liquid investments, such as non-Agency RMBS, and longer term liabilities, even if such investments or longer term liabilities would be beneficial absent the Merger occurring.
The Merger Agreement contains provisions that could discourage a potential competing acquiror or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains “no shop” provisions that, subject to limited exceptions and the expiration of the 35-day Go-Shop Period, which ended on April 1, 2016, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of our company. In addition, before our Board may withdraw or qualify its recommendation, ARI generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing proposals. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a termination fee and/or expense reimbursement to ARI.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the mergers with ARI, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and/or expense reimbursement that may become payable in certain circumstances
The Management Agreement with our Manager contains a termination fee which may discourage competing proposals from other bidders.
The Management Agreement with our Manager contains a termination fee that is equal to three times the sum of the average annual management fee during the 24-month period immediately preceding the date of such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. The management fees paid under the Management Agreement were approximately $2.8 million for the three month period ending March 31, 2016, $11.1 million for the period ending December 31, 2015 and $11.2 million for the period ending December 31, 2014.
This provision could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of AMTG from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the termination fee.
If the Merger is not consummated by August 26, 2016 (or October 26, 2016, if extended), either AMTG or ARI may terminate the Merger Agreement.
Either AMTG or ARI may terminate the Merger Agreement if the Merger has not been consummated by August 26, 2016, unless as of August 26, 2016, all conditions to closing have been satisfied or waived other than the requirement that there are no injunctions preventing, prohibiting or making illegal the Merger or the other transactions contemplated by the Merger Agreement. However, this termination right will not be available to ARI or AMTG, as applicable, if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principle cause of, or resulted in, the failure to consummate the Merger by August 26, 2016 (or, if extended, October 26, 2016).
Counterparties to certain significant agreements with AMTG may have default, consent or other similar rights as a result of the Merger.
We are party to certain agreements, including repurchase agreements and derivative instruments, such as, options, forwards, futures, Swaps, Swaptions, TBA Contracts, and other similar arrangements, that give our counterparties certain rights, including default, consent or other similar rights, as a result of certain “change in control” transactions as well as other scenarios that may occur in connection with the Merger. Under certain of these agreements, the Merger will constitute a change in control and/or trigger certain default or similar early termination rights and, therefore, our counterparties may assert such rights in connection with the Merger. Any such counterparty may request modifications to its agreements with AMTG as a condition to granting a waiver or consent under those agreements and there can be no assurance that such counterparties will grant such waivers or consents and not exercise their rights under the agreements, including default rights where available. Our inability to obtain any necessary consents or waivers may have an adverse effect on our operations and profitability.
The transactions contemplated by the Merger Agreement are taxable transactions and the resulting tax liability of a common stockholder of AMTG, if any, will depend on such common stockholder’s particular situation.
The receipt of ARI common stock and cash in exchange for our common stock in the Merger will be treated as a taxable sale by the holders of such shares of common stock for U.S. federal income tax purposes. The amount of gain or loss recognized by each common stockholder of AMTG in the Merger will vary depending on each common stockholder’s particular situation, including the stockholder’s adjusted tax basis of the common stock of AMTG exchanged by such stockholder in the Merger.
The Combined Company may incur adverse tax consequences if ARI or AMTG has failed or fails to qualify as a REIT for U.S. federal income tax purposes.
Each of ARI and AMTG has elected to be taxed as a REIT and has been organized and operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Internal Revenue Code, and each intends to continue to do so through the closing of the Merger, and the Combined Company intends to continue operating in such a manner to allow it to qualify as a REIT following the Merger. None of ARI, AMTG or the Combined Company has requested or plans to request a ruling from the Internal Revenue Service that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of ARI, AMTG or the Combined Company, as the case may be, may affect any such company’s ability to qualify as a REIT. In order to qualify as a REIT, each of ARI, AMTG and the Combined Company must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.
If ARI, AMTG or the Combined Company loses its qualification as a REIT, or is determined to have lost its qualification as a REIT in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•
such company would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	such company could be subject to the U.S. federal alternative minimum tax and increased state and local taxes for such periods;

•
unless such company is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•
for up to 5 years following such company’s re-election to be taxed as a REIT, upon a taxable disposition of an asset owned as of such re-election, such company generally would be subject to corporate level tax with respect to any gain in such asset at the time of such re-election.

The Combined Company will inherit any liability with respect to unpaid taxes of ARI or AMTG for any periods prior to the Merger. As a result of all these factors, ARI’s, our or the Combined Company’s failure to qualify as a REIT could impair the Combined Company’s ability to expand its business and raise capital, and could materially adversely affect the value of its stock. In addition, for years in which the Combined Company does not qualify as a REIT, it will not otherwise be required to make distributions to stockholders.
Risk Factors Relating to the Combined Company’s Operations Following the Merger
The Combined Company expects to incur substantial expenses related to the Merger.
The Combined Company expects to incur substantial expenses in connection with completing the Merger and integrating the business, including managing our legacy assets and managing the financing arrangements relating to those assets until such assets can be liquidated. While ARI has assumed that a certain level of transaction and liquidation expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of the Combined Company’s liquidation expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the amount of the transaction expenses associated with the Merger and related transactions could, particularly in the near term, impact the benefits that the Combined Company expects to achieve following the completion of the Merger.
Following the Merger, the Combined Company may be unable to retain key personnel.
The success of the Combined Company after the Merger will depend in part upon its ability to retain key personnel of ARI and AMTG. Our personnel who are expected to provide services to the Combined Company after the Merger are employees of subsidiaries of Apollo, and ARI personnel are employees of subsidiaries of Apollo.
None of such personnel will be under the control of the Combined Company and key personnel may depart either before or after the closing of the Merger because of issues relating to the uncertainty relating to the transactions or a desire not to provide services to the Combined Company following the Merger. Accordingly, no assurance can be given that ARI, AMTG or the Combined Company will be able to retain the services of key personnel to the same extent as in the past.
Following the Merger, our stockholders will no longer indirectly own assets in the residential mortgage industry and will instead indirectly own assets in the commercial real estate industry.
Following consummation of the Merger, ARI intends to liquidate substantially all of the assets previously owned by AMTG and re-deploy the net proceeds from such liquidation to fund ARI’s investment pipeline and pursue attractive new commercial mortgage-backed securities opportunities. After ARI re-deploys the capital from the transaction into its target assets, our current stockholders will own assets in a different industry with a different mix of risks and liabilities. Our current stockholders may not wish to continue to invest in ARI, or for other reasons may wish to dispose of some or all of their shares of ARI common stock following consummation of the Merger.

The future results of the Combined Company may suffer if Athene fails to perform its obligations under the Asset Purchase Agreement, the Stock Purchase Agreement or the Bridge Loan Commitment Letter.
In connection with the Merger, ARI entered into a commitment letter with a subsidiary of Athene, Athene USA Corporation (or, Athene USA), dated February 26, 2016 (or, the Bridge Loan Commitment Letter) pursuant to which Athene USA agreed to provide a senior secured term loan in an aggregate amount of up to $200.0 million subject to certain adjustments (or, the Bridge Loan Agreement) and ARI entered into an asset purchase and sale agreement (or, Asset Purchase Agreement) with certain subsidiaries of Athene USA, pursuant to which such Athene USA subsidiaries have agreed to buy approximately $1.2 billion of certain assets of AMTG, primarily consisting of non-Agency RMBS, immediately following the effectiveness of the Merger. In order to consummate the asset sale transaction, the purchasing Athene USA subsidiaries are required to obtain certain approvals from its applicable state insurance regulators.
In connection with the Merger, ARI may need to borrow funds pursuant to the Bridge Loan Agreement and, thereafter, if ARI has drawn on the such facility, ARI will be required to repay that loan with proceeds from sales under the Asset Purchase Agreement. In the event that Athene USA fails to enter into the Bridge Loan Agreement or fund loans under the Bridge Loan Agreement or the Athene USA subsidiaries fail to purchase any assets it is required to purchase under the Asset Purchase Agreement, ARI or the Combined Company may need to seek alternative financing from an as-yet unknown third party. Any such alternative financing may be on terms which are not as favorable as the terms of the Bridge Loan Commitment Letter and ARI or the Combined Company may incur additional expense or increased levels of debt in connection with any such alternative financing, either of which might prevent the Combined Company from realizing the benefits that the Combined Company expects to achieve after the Merger.
ARI also entered into an agreement with Athene USA, under which during the first 30 trading days following the closing of the Merger (or, under certain circumstances, a later date as set forth in such agreement), Athene USA agreed to purchase (or cause one or more of its subsidiaries to purchase) up to $20 million (subject to reduction in certain circumstances) of shares of ARI common stock in the open market at the then-current market price if the quoted price per share of ARI common stock on the New York Stock Exchange at any time during the 30-trading-day period is less than the per share value of the shares of ARI common stock issued to holders of our common stock in the Merger (which is fixed at $16.75) and hold such shares for 180 days thereafter the (or, Stock Purchase Agreement). Athene USA’s commitment to purchase shares of ARI common stock is subject to certain limitations, restrictions and conditions, including that all purchases will be made only pursuant to a Rule 10b5-1 plan and in accordance with Rule 10b-18 under the Exchange Act and other restrictions imposed by applicable law. In addition, in the event Athene USA fails to make purchases of ARI common stock, if and when required pursuant to the Stock Purchase Agreement, the Combined Company would receive none of the benefit which it expects to receive under the Stock Purchase Agreement.
The future results of the Combined Company may suffer if the Combined Company does not effectively liquidate our assets or effectively re-deploy the net proceeds of such liquidation following the Merger.
Following the Merger, the Combined Company expects to liquidate a significant portion of our assets through open market sales and the Asset Purchase Agreement, providing ARI with additional capital which it expects to re-deploy into ARI’s target assets. The successful liquidation, however, will be subject to market conditions, and in the case of the Asset Purchase Agreement, satisfaction of the conditions precedent contained in it. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage the liquidation of our assets, in an efficient and timely manner, and thereafter re-deploy the net proceeds received as a result of such liquidation. There is no assurance that the Combined Company’s liquidation of our assets will be successful, or that the Combined Company will realize its expected additional capital or that such additional capital will be re-deployed in ARI’s target assets in an efficient and/or timely manner.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
Not Applicable.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Commercial Real Estate Finance, Inc., Arrow Merger Sub, Inc. and Apollo Residential Mortgage, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on February 26, 2016.

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.8	Form of Restricted Stock Unit Award Agreement granted on March 17, 2016.

10.9
Letter Agreement, dated as of February 26, 2016, by and among Apollo Residential Mortgage, Inc., ARM Manager, LLC and ARM Operating, LLC, incorporated by reference to Exhibit 10.1 of th Registrant’s Form 8-K filed on February 26, 2016.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

May 10, 2016

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory W. Hunt
Gregory W. Hunt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)