Form 10-Q
period 2016-06-30
Apollo Residential Mortgage, Inc.
filed 2016-08-09
CIK 1515980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________

FORM 10-Q
_________________________________________
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☐    No  ☑
As of August 8, 2016, there were 31,895,226 shares, par value $0.01, of the registrant’s common stock issued and outstanding.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands—except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$104,168	$120,144
Restricted cash	24,263	83,693
Residential mortgage-backed securities, at fair value ($2,368,893 and $2,981,085 pledged as collateral, respectively)	2,478,448	3,061,582
Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value	160,206	167,624
Other investment securities, at fair value ($155,904 and $163,263 pledged as collateral, respectively)	160,396	166,190
Other investments	45,724	45,233
Investment related receivable	6,071	2,692
Interest receivable	8,065	9,849
Derivative instruments, at fair value	—	4,347
Other assets	1,337	1,616
Total Assets	$2,988,678	$3,662,970

Liabilities and Stockholders’ Equity
Liabilities:
Borrowings under repurchase agreements (net of deferred financing costs of $3 and $55, respectively)	$2,269,850	$2,898,292
Non-recourse securitized debt, at fair value	13,407	18,951
Obligation to return cash held as collateral	—	280
Accrued interest payable	2,359	9,138
Derivative instruments, at fair value	8,542	13,813
Payable to related party	4,243	6,373
Dividends and dividend equivalents payable	18,923	19,170
Investment related payable	1,256	—
Accounts payable, accrued expenses and other liabilities	5,297	2,090
Total Liabilities	2,323,877	$2,968,107

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 50,000,000 shares authorized, 6,900,000 shares issued and outstanding ($172,500 aggregate liquidation preference)	$69	$69
Common stock, $0.01 par value, 450,000,000 shares authorized, 31,894,717 and 31,853,025 shares issued and outstanding, respectively	319	319
Additional paid-in capital	789,767	789,465
Accumulated deficit	(125,354)	(94,990)
Total Stockholders’ Equity	664,801	694,863
Total Liabilities and Stockholders’ Equity	$2,988,678	$3,662,970

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands—except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income:
Residential mortgage-backed securities	$25,303	$35,818	$53,880	$71,432
Securitized mortgage loans	3,231	3,623	6,496	5,790
Other	3,083	2,177	6,102	3,691
Total Interest Income	31,617	41,618	66,478	80,913
Interest Expense:
Repurchase agreements	(8,046)	(7,901)	(16,477)	(15,366)
Securitized debt	(197)	(333)	(447)	(699)
Total Interest Expense	(8,243)	(8,234)	(16,924)	(16,065)

Net Interest Income	23,374	33,384	49,554	64,848

Other Income/(Loss), net:
Realized gain/(loss) on sale of residential mortgage-backed securities, net	273	(4,530)	595	4,008
Other-than-temporary impairments recognized	(5,012)	(197)	(5,707)	(2,772)
Gain/(loss) on derivative instruments, net (includes $11,508, $23,553, $8,876 and $7,835 of unrealized gains, respectively)	(7,870)	12,463	(36,344)	(14,058)
Realized gain/(loss) on sale of other investment securities, net	—	102	(26)	102
Unrealized gain/(loss) on residential mortgage-backed securities, net	7,599	(41,266)	11,280	(26,486)
Unrealized gain on securitized debt	20	1,001	22	1,014
Unrealized gain/(loss) on securitized mortgage loans	5,751	(1,896)	1,992	466
Unrealized gain/(loss) on other investment securities	3,726	(2,540)	3,418	(2,569)
Other, net	(85)	(3)	(68)	9
Other Income/(Loss), net	4,402	(36,866)	(24,838)	(40,286)

Operating Expenses:
General and administrative (includes ($194), ($304), ($302) and ($797) of stock based compensation, respectively)	(3,664)	(3,655)	(7,238)	(7,505)
Merger related costs	(1,321)	—	(4,936)	—
Management fee - related party	(2,493)	(2,895)	(5,278)	(5,682)
Total Operating Expenses	(7,478)	(6,550)	(17,452)	(13,187)

Net Income/(Loss)	$20,298	$(10,032)	$7,264	$11,375
Preferred Stock Dividends Declared	(3,450)	(3,450)	(6,900)	(6,900)
Net Income/(Loss) Allocable to Common Stock and Participating Securities*	$16,848	$(13,482)	$364	$4,475

Earnings/(Loss) per Common Share - Basic and Diluted	$0.52	$(0.43)	$—	$0.13

Dividends Declared per Share of Common Stock	$0.48	$0.48	$0.96	$0.96
* Losses are not allocated to participating securities.

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)
(in thousands—except share data)

	Preferred Stock		Common Stock		Additional Paid- In Capital	(Accumulated Deficit)	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	6,900,000	$69	31,853,025	$319	$789,465	$(94,990)	$694,863
Settlement of vested restricted stock units in common stock	—	—	41,692	*	—	—	—
Capital increase related to equity compensation	—	—		—	302	—	302
Net income	—	—	—	—	—	7,264	7,264
Dividends declared on preferred stock	—	—	—	—	—	(6,900)	(6,900)
Dividends declared on common stock, restricted stock and restricted stock units	—	—	—	—	—	(30,728)	(30,728)
Balance at June 30, 2016	6,900,000	$69	31,894,717	$319	$789,767	$(125,354)	$664,801
*Rounds to less than 1.

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$7,264	$11,375
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization/(discount accretion), net	(12,718)	(16,916)
Amortization of deferred financing costs	309	250
Equity based compensation expense	302	797
Unrealized (gain)/loss on mortgage-backed securities, net	(11,280)	26,486
Unrealized gain on securitized mortgage loans	(1,992)	(466)
Unrealized (gain)/loss on other investment securities	(3,418)	2,569
Unrealized gain on derivative instruments, net	(8,876)	(7,835)
Unrealized (gain) on securitized debt	(22)	(1,014)
Other-than-temporary impairments recognized	5,707	2,772
Realized (gain) on sales of mortgage-backed securities	(3,999)	(13,763)
Realized loss on sales of mortgage-backed securities	3,404	9,755
Realized loss on derivative instruments	46,476	12,009
Realized loss on real estate owned, net	310	1,128
Realized (gain)/loss on sale of other investment securities, net	26	(102)
Depreciation on real estate underlying bond for title contracts	461	179
Changes in operating assets and liabilities:
Increase/(decrease) in accrued interest receivable, less purchased interest	1,784	195
Decrease in other assets	513	456
Decrease in accrued interest payable	(6,779)	(4,475)
Increase/(decrease) in accounts payable and accrued expenses	3,087	(226)
Decrease in payable to related party	(2,128)	(440)
Increase in other liabilities	120	76
Net cash provided by operating activities	18,551	22,810
Cash Flows from Investing Activities:
Purchases of mortgage-backed securities	(251,630)	(1,353,785)
Proceeds from sales of mortgage-backed securities	647,044	1,581,047
Purchases of mortgage loans, simultaneously securitized	—	(67,357)
Purchases of other investment securities	—	(142,383)
Proceeds from sales of other investment securities	2,900	17,679
Purchases of other investments	(7,863)	(11,223)
Proceeds from other investments	6,900	8,563
Proceeds from sales of real estate owned	255	—
Decrease in restricted cash related to investing activities	12,317	805
Increase in cash collateral held related to investing activities	(280)	8,820
Principal payments received on mortgage-backed securities	201,290	209,146
Principal payments received on securitized mortgage loans	8,823	5,512
Principal payments received on other investment securities	7,763	7,565
Payments made for termination of derivative instruments	(37,268)	(1,977)
Purchase of interest rate swaptions	—	(8,385)
Other, net	—	14
Net cash provided by investing activities	590,251	254,041
(Continued on next page.)

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

(Continued.)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Financing Activities:
Proceeds from repurchase agreement borrowings	10,630,914	7,943,331
Repayments of repurchase agreement borrowings	(11,259,408)	(8,167,979)
Decrease in restricted cash related to financing activities	47,113	(8,915)
Principal payments on securitized debt	(5,522)	(7,269)
Dividends paid on preferred stock	(6,900)	(6,900)
Dividends paid on common stock and dividend equivalent rights	(30,975)	(30,186)
Deferred financing costs/offering costs expensed/(incurred) net	—	(26)
Net cash used by financing activities	(624,778)	(277,944)
Net decrease in cash	(15,976)	(1,093)
Cash and cash equivalents at beginning of period	120,144	114,443
Cash and cash equivalents at end of period	$104,168	$113,350

Supplemental Disclosure of Operating Cash Flow Information:
Interest Paid	$20,970	$19,936

Supplemental Disclosure of Non-cash Financing/Investing Activities:
Dividends and dividend equivalent rights declared, not yet paid	$18,923	$19,192
Residential mortgage-backed securities purchased not settled, net	$—	$3,322
Due from broker	$6,071	$4,559
Due to broker	$1,256	$—

See notes to unaudited consolidated financial statements.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Unless the context requires otherwise, references to “we,” “us,” “our,” “AMTG” or “Company” refer to Apollo Residential Mortgage, Inc., as consolidated with its subsidiaries including variable interest entities in which we are the primary beneficiary. The following defines certain of the commonly used terms in these Notes to Consolidated Financial Statements: “Agency” refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the United States (or, U.S.) Government, such as Ginnie Mae or the U.S. Small Business Administration or, in the aggregate “Agencies”; “Agency Inverse Floater” refers to securities that have a floating interest rate with coupons that reset periodically based on an index and which coupon varies inversely with changes in a referenced index, which index is typically the one month LIBOR; “Agency IO” and “Agency Inverse IO” refers to Agency interest-only and Agency inverse interest-only securities, respectively, which receive some or all of the interest payments, but no principal payments, made on a related series of Agency RMBS, based on a notional principal balance; “Agency-RMBS” refer to RMBS issued or guaranteed by an Agency; “Alt-A” refers to residential mortgage loans made to borrowers whose qualifying mortgage characteristics do not conform to Agency underwriting guidelines and generally allow homeowners to qualify for a mortgage loan with reduced or alternate forms of documentation; “ARMs” refer to adjustable rate mortgages; “BFT Contracts” refer to agreements in which a seller finances the sale of property, the buyer agrees to pay the purchase price of the property in monthly installments and legal title to the property is transferred when the terms of the contract are fulfilled; “CMOs” refer to collateralized mortgage obligation bonds; “December 2014 Pool” refers to the loan pool we purchased in December 2014; “Fannie Mae” refers to the Agency formerly known as Federal National Mortgage Association; “February 2013 Pool” refers to the loan pool we purchased in February 2013; “February 2013 Securitization” refers to the securitization that we transacted in February 2013 simultaneously with the purchase of the February 2013 Pool; “Freddie Mac” refers to the Federal Home Loan Mortgage Corporation; “Hybrids” refer to mortgage loans that have fixed interest rates for a period of time and, thereafter, generally adjust annually based on an increment over a specified interest rate index; “IO” refers to securities that have no principal balance and bear interest based on a notional balance; “LIBOR” refers to the London Interbank Offered Rate; “Long TBA Contracts” refer to TBA Contracts for which we would be required to buy certain Agency RMBS on a forward basis; “March 2015 Pool” refers to the loan pool we purchased in March 2015; “March 2015 Securitization” refers to the securitization that we transacted in March 2015, combining the December 2014 Pool with the March 2015 Pool, for which we retained the security issued in the securitization; “Merger” refers to the proposed merger transaction as discussed in Note 18 to the consolidated financial statements; “Merger Agreement” refers to the definitive merger agreement we entered into on February 26, 2016, as amended as of June 30, 2016, in connection with the Merger as discussed in Note 18 to the consolidated financial statements; “non-Agency RMBS” refer to RMBS that are not issued or guaranteed by an Agency; “Option ARMs” refer to mortgages that provide the mortgagee payment options, which may initially include a specified minimum payment, an interest-only payment, a 15-year fully amortizing payment or a 30-year fully amortizing payment; “REO” refers to real estate owned as a result of foreclosure on mortgage loans; “Risk Sharing Securities” refer to securities issued by Fannie Mae and/or Freddie Mac which are structured to be subject to the performance of referenced pools of residential mortgage loans and represent unsecured general obligations of the issuing Agency; “RMBS” refer to residential mortgage-backed securities; “SBA” refers to the U.S. Small Business Administration; “SBA-IO” refers to IO securities issued by the SBA; “SBC-MBS” refer to small balance commercial-mortgage-backed securities; “Seller Financing Program” refers to our initiative whereby we provide advances through a warehouse line to a third party to finance the acquisition and improvement of single family homes and, once the homes are improved, they are marketed for sale, with the seller providing financing to the buyer in the form of a mortgage loan or a BFT Contract; “Short TBA Contracts” refer to TBA Contracts for which we would be required to sell certain Agency RMBS on a forward basis; “Subprime” refers to mortgage loans that have been originated using underwriting standards that are less restrictive than those used to originate prime mortgage loans; “Swaps” refer to interest rate swap contracts where we agree to pay a fixed rate of interest and receive a variable rate of interest based on the notional amount of the interest rate swap contract; “Swaptions” refer to option contracts that allow the option holder to enter into a Swap with a specified fixed rate at the expiration of the option period; “Swaption Purchase Contracts” refer to Swaptions that we purchase which provide that at expiration of the option period, we may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable rate of interest on the Swap notional amount, or (ii) we would receive a cash payment equal to the fair value, (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “Swaption Sale Contracts” refer to Swaptions that we sell which provide that at expiration of the option period, the counterparty to such contract may either (i) enter into a Swap under which we would pay a fixed interest rate and receive a variable interest rate on the Swap notional amount or (ii) we would make a payment equal to the fair value (if any) of the underlying Swap, which termination option is prescribed in the contract confirmation; “TBA Contracts” refer to to-be-announced contracts to purchase or sell certain Agency RMBS on a forward basis and “VIE” refers to a variable interest entity.

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
We invest on a levered basis in residential mortgage and mortgage-related assets in the U.S. At June 30, 2016, our portfolio was comprised of: (i) Agency RMBS, (which include pass-through securities whose underlying collateral primarily includes 30 year fixed-rate mortgages) and Agency IO, (ii) non-Agency RMBS; (iii) securitized mortgage loans; (iv) other mortgage-related securities; (v) mortgage loans; and (vi) other real estate related investments associated with our Seller Financing Program.
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
In the opinion of management, all adjustments have been made (which include only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (or, the SEC) on March 4, 2016. Our results of operations for the quarterly period ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any other future period.

(b)	Cash and Cash Equivalents
We consider all highly liquid short term investments with original maturities of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents are exposed to concentrations of credit risk. We deposit our cash with what we believe to be high credit quality institutions. From time to time, our cash may include amounts pledged to us by our counterparties as collateral for our derivative instruments. At June 30, 2016 and December 31, 2015, our cash and cash equivalents were primarily comprised of cash on deposit with our prime broker (which is domiciled in the U.S.); substantially all of which was in excess of applicable insurance limits and, we had $40,051 and $40,012 invested in a money market fund at June 30, 2016 and December 31, 2015, respectively. Included in cash and cash equivalents was cash pledged by our counterparties to us of $280 at December 31, 2015; we had no cash pledged to us by counterparties at June 30, 2016.

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
(e) Investment Securities and Securitized Mortgage Loans
Our investment securities, which are comprised of RMBS and other investment securities, are designated as available for sale. Our RMBS portfolio may be comprised of mortgage pass-through certificates, CMOs, including Agency IO and Agency Inverse IO representing interests in or obligations backed by pools of mortgage loans. Our securitized mortgage loans, which are designated as held for investment, are presented on our balance sheet as “Securitized mortgage loans transferred to consolidated variable interest entities, at fair value.” These mortgage loans are comprised of pools of performing, re-performing and non-performing mortgage loans that we purchased at a discount to principal balance.
At June 30, 2016, our other investment securities were comprised of investments in Risk Sharing Securities issued by Freddie Mac and Fannie Mae and SBC-MBS. Our SBC-MBS generally include mortgage loans collateralized by a mix of residential multi-family (i.e., properties with five or more units), mixed use residential/commercial, small retail, office building, warehouse and other types of property.  In some instances, certain of the mortgage loans underlying the SBC-MBS that we own may also be additionally secured by a personal guarantee from the primary principals of the related business and/or borrowing entity. Our investments in Risk Sharing Securities and SBC-MBS are included in “Other investment securities, at fair value” on our consolidated balance sheet. Interest income on our Risk Sharing Securities is included in “Interest Income - Other” and changes in the estimated fair value of such securities is included in “Unrealized gain/(loss) on other investment securities” on our consolidated statements of operations.
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
Investment Securities
Interest income on investment securities is accrued based on the outstanding principal balance and the current coupon interest rate on each security. In addition, premiums and discounts associated with Agency RMBS, non-Agency RMBS and other investment securities rated AA and higher by a nationally recognized statistical rating organization at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. In order to determine the effective yield, we estimate prepayments for each security. For those securities, if prepayment levels differ, or are expected to differ in the future from our previous assessment, we adjust the amount of premium amortization recognized in the period that such change is made, applying the retrospective method, resulting in a cumulative catch-up reflecting such change. To the extent that prepayment activity varies significantly from our previous prepayment estimates, we may experience volatility in our interest income. For Agency pass-through RMBS that we acquired subsequent to June 30, 2013, we do not estimate prepayments to determine premium amortization or discount accretion on such securities. Instead, the amount of premium amortization/discount accretion on Agency pass-through RMBS acquired subsequent to June 30, 2013 is based upon actual prepayment experience, which may vary significantly over time. All Agency RMBS we held at June 30, 2016 were acquired subsequent to June 30, 2013.
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
Securitized Mortgage Loans
Application of the interest method of accounting for our pools of securitized mortgage loans requires the use of estimates to calculate a projected yield. We calculate the yield based on the projected cash flows for each pool of mortgage loans. To the extent the actual performance of a loan pool is better than last expected, the yield is adjusted upward prospectively to reflect the revised estimate of cash flows over the remaining life of such mortgage pool. However, if the revised cash flow estimates on a loan pool provides a lower yield than the original or the last calculated yield, we recognize an OTTI (i.e., a reduction in the amortized cost of the loan pool that is recorded in earnings) such that the yield will remain unchanged. Decreasing yields arising solely from a change in the contractual interest rate on variable rate loans are not treated as an OTTI. If future cash collections are materially different in amount or timing than projected cash collections, earnings could be affected, either positively or negatively.
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
Warehouse Line Receivable, BFT Contracts and Mortgage Loans Purchased Under Seller Financing Program
We accrue interest income on our warehouse line receivable, which is included as a component of our “Interest income-other” and “Other investments,” on our consolidated financial statements, based on the contractual terms governing the warehouse line receivable agreement. We assess the collectability of the warehouse receivable and associated income on at least a quarterly basis. We record interest on a cash basis for our BFT Contracts and mortgage loans purchased under the Seller Financing Program.

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
To-Be-Announced Securities
TBA Contracts are forward contracts for the purchase or sale of Agency RMBS by a specified issuer and for a specified face amount, coupon and stated term, at a predetermined price on the date stated in the contract. The particular Agency RMBS as identified by a Committee on Uniform Securities Identification Procedures number (commonly known as a CUSIP) delivered into the contract upon the settlement date are not known at the time of the transaction. We recognize in earnings unrealized gains and losses associated with TBA Contracts that are not subject to the regular-way exception, which applies: (i) when there is no other way to purchase or sell that security; (ii) if delivery of that security and settlement will occur within the shortest period possible for that type of security and (iii) if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Changes in the value of our TBA Contracts and realized gains or losses on settlement are recognized in our consolidated statements of operations in the line item “Gain/(loss) on derivative instruments, net.”

(l)	Repurchase Agreements
Investment securities financed under repurchase agreements are treated as collateralized borrowings, unless they meet sale treatment or are deemed to be linked transactions. Through June 30, 2016, none of our repurchase agreements had been accounted for as a linked transaction. As of June 30, 2016, all securities financed through a repurchase agreement remained on our consolidated balance sheet as an asset (with the fair value of the securities pledged as collateral disclosed parenthetically) and cash received from the lender is recorded on our consolidated balance sheet as a liability. However, securities associated

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

with our securitizations are eliminated in consolidation with VIEs. Interest paid and accrued in connection with our repurchase agreements is recorded as interest expense.

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
We elected to be taxed as a REIT for U.S. Federal income tax purposes, commencing with our taxable year ended December 31, 2011. Pursuant to the Internal Revenue Code, a REIT that distributes at least 90% of its net taxable income, excluding net capital gains, as a dividend to its stockholders each year and which meets certain other conditions, will not be taxed on the portion of its taxable income that is distributed to its stockholders. We expect to meet the conditions required to enable us to continue to operate as a REIT and to distribute all of our taxable income, including net capital gains for the periods presented and therefore we have not recorded any provisions for income taxes on our consolidated statements of operations through June 30, 2016.
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
As of December 31, 2015 our TRS and its subsidiaries, which are not consolidated with the Company for income tax purposes, had an estimated net operating loss carryforward of $1.5 million. Given the limited operating history of our TRS and its subsidiaries, there can be no assurance that such entities will generate taxable income in the future. As a result, the deferred tax asset of approximately $0.6 million associated with our net operating loss carryforward has been offset by a valuation allowance, such that we had no net deferred tax asset or liability at December 31, 2015 and, had not recorded any tax benefits through June 30, 2016.
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

(p)	Recent Accounting Pronouncements
Accounting Standards Adopted

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
In April 2015, the FASB issued guidance on the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance became effective for fiscal years and interim periods beginning after December 15, 2015, and requires retrospective application. As of June 30, 2016 and December 31, 2015, we had $3 and $55 of net deferred financing costs. Under the new guidance these net deferred financing costs have been reclassified such that they reduce the carrying value of the associated borrowings on our consolidated balance sheets for the periods presented. In August 2015, the FASB expanded its April 2015 guidance associated with the presentation of debt issue costs, to address costs related to line-of-credit arrangements. In this update, the FASB noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowing on the line-of-credit arrangement. The adoption of this accounting guidance during the three months ended March 31, 2016 did not have a material impact on our consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” (“ASU 2016-01”), which significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and requires the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the potential impact that this accounting guidance will have on our consolidated financial statements when adopted.
In June 2016, the FASB issued ASU No.2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU No.2016-13”). The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of information such as relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount, for the purpose of informing credit loss estimates. The ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The ASU also requires that credit losses on available-for-sale debt securities be presented as an allowance for credit losses rather than as a write-down, and limits the amount of the allowance for credit losses on available-for-sale to the amount by which fair value is below amortized cost. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early application is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the potential impact that this accounting guidance will have on our consolidated financial statements when adopted.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Fair Value Hierarchy
The following tables present our financial instruments carried at estimated fair value as of June 30, 2016 and December 31, 2015 based upon our consolidated balance sheet by the valuation hierarchy:

	Estimated Fair Value at June 30, 2016
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,397,947	$1,080,501	$2,478,448
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	160,206	160,206
Other investment securities	—	100,716	59,680	160,396
Total	$—	$1,498,663	$1,300,387	$2,799,050
Liabilities:
Swaps/Swaptions	$—	$1,274	$—	$1,274
Non-recourse securitized debt	—	—	13,407	13,407
Short TBA Contracts	—	7,268	—	7,268
Total	$—	$8,542	$13,407	$21,949

	Estimated Fair Value at December 31, 2015
	Level I	Level II	Level III	Total
Assets:
RMBS	$—	$1,864,356	$1,197,226	$3,061,582
Securitized mortgage loans (transferred to consolidated variable interest entities)	—	—	167,624	167,624
Other investment securities	—	98,656	67,534	166,190
Swaps/Swaptions	—	4,347	—	4,347
Total	$—	$1,967,359	$1,432,384	$3,399,743
Liabilities:
Swaps	$—	$13,618	$—	$13,618
Non-recourse securitized debt	—	—	18,951	18,951
Long TBA Contracts	—	195	—	195
Total	$—	$13,813	$18,951	$32,764
(e) Level III Fair Value Measurement Disclosures
Our non-Agency RMBS, other investment securities, securitized mortgage loans and securitized debt are measured at fair value and are considered to be Level III measurements of fair value.
The following table presents a summary of changes in the fair value of our non-Agency RMBS for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,126,720	$1,374,966	$1,197,226	$1,468,109
Purchases	—	96,312	50,656	183,838
Sales	—	(29,056)	(66,077)	(172,931)
Principal repayments	(56,000)	(66,129)	(112,621)	(119,384)
Total net gains/(losses) included in net income:
Realized gains/(losses), net	—	(254)	1,134	3,823
Unrealized gains/(losses), net	1,327	(11,634)	(8,590)	(10,750)
OTTI recognized	(1,395)	(88)	(1,850)	(1,879)
Discount accretion	9,849	14,148	20,623	27,439
Ending balance	$1,080,501	$1,378,265	$1,080,501	$1,378,265

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the fair value of our securitized mortgage loan pools associated with our securitizations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$159,301	$183,328	$167,624	$104,438
Mortgage loans securitized	—	—	—	81,093
Principal repayments	(4,447)	(1,816)	(8,823)	(5,512)
Discount accretion and other adjustments	236	(126)	471	(756)
Unrealized gain/(loss) during the period, net	5,751	(1,866)	1,992	702
Loans transferred to REO	(635)	(616)	(1,058)	(1,061)
Ending balance	$160,206	$178,904	$160,206	$178,904

The following table presents a summary of the changes in fair value of our Level III other investment securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$60,887	$39,916	$67,534	$23,833
Purchases	—	22,086	—	39,601
Sales	—	—	(2,900)	—
Principal repayments	(3,087)	(3,046)	(6,412)	(4,552)
Total net gains/(losses) included in net income:
Realized (losses), net	—	—	(26)	—
Unrealized gains/(losses), net	1,328	(591)	416	(808)
OTTI recognized	—	—	(116)	—
Discount accretion	552	525	1,184	816
Ending balance	$59,680	$58,890	$59,680	$58,890

The following table presents a summary of the changes in fair value of our securitized debt for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$16,531	$30,306	$18,951	$34,176
Principal paid	(3,104)	(3,412)	(5,522)	(7,270)
Unrealized losses, net	(20)	(1,001)	(22)	(1,013)
Ending balance	$13,407	$25,893	$13,407	$25,893

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(f) Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and estimated fair value of our financial instruments that are not carried at fair value on our consolidated balance sheet, at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Investment related receivable (1)	$6,071	$6,071	$2,692	$2,692
Warehouse line receivable (2) (3)	$3,919	$3,919	$10,239	$10,239
Mortgage loans and real estate subject to BFT Contracts under Seller Financing Program (3)	$41,805	$41,805	$34,994	$34,994
Financial liabilities:
Repurchase agreements	$2,269,850	$2,269,821	$2,898,347	$2,898,347
Investment related payable (1)	$1,256	$1,256	$—	$—

(1)	Carrying value approximates fair value due to the short-term nature of the item.

(2)	Carrying value approximates fair value as such investment has a variable interest rate and there has been no material change in the credit-worthiness of the borrower.

(3)	Carrying value approximates fair value based on the assessment that there has been no material change in value or impairment of the associated real estate.
To determine the estimated fair value of our borrowings under repurchase agreements, contractual cash flows from such borrowings are discounted at estimated market interest rates, which rates may be based upon actual transactions executed by us or indicative rates quoted by brokers. The estimated fair values are not necessarily indicative of the amount we would realize on disposition of the financial instruments. Our borrowings under repurchase agreements had a weighted average remaining term to maturity of 38 and 51 days at June 30, 2016 and December 31, 2015, respectively. Adjustments to valuations may be made as deemed appropriate to capture market information at the valuation date. Inputs used to arrive at the fair value of our repurchase agreement borrowings are generally observable and therefore the fair value of our repurchase agreement borrowings are classified as Level II valuations in the fair value hierarchy.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 4 – Residential Mortgage-Backed Securities
(a) RMBS
The following tables present certain information about our RMBS portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$232,315	$16,439	$248,754	$243,929	$—	$(4,825)	2.64%
3.5% coupon	505,139	23,735	528,874	537,330	8,456	—	3.50%
4.0% coupon	531,924	33,759	565,683	575,218	9,552	(17)	4.00%
	1,269,378	73,933	1,343,311	1,356,477	18,008	(4,842)	3.55%
Agency IO (2)	—	—	49,763	41,470	—	(8,293)	2.31%
Total Agency securities	1,269,378	73,933	1,393,074	1,397,947	18,008	(13,135)	4.49%
Non-Agency RMBS	1,268,284	(209,621)	1,058,663	1,080,501	43,122	(21,284)	1.68%
Total RMBS	$2,537,662	$(135,688)	$2,451,737	$2,478,448	$61,130	$(34,419)	3.09%

	December 31, 2015
	Principal Balance	Premium/ (Discount)and OTTI, Net (1)	Amortized Cost (2)	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Weighted Average Coupon
Agency pass-through RMBS - 30-Year Mortgages:
ARMs	$272,533	$19,247	$291,780	$289,057	$—	$(2,723)	2.51%
3.5% coupon	511,184	24,295	535,479	527,657	—	(7,822)	3.50%
4.0% coupon	925,929	61,523	987,452	983,536	1,307	(5,223)	4.00%
	1,709,646	105,065	1,814,711	1,800,250	1,307	(15,768)	3.61%
Agency IO (2)	—	—	57,778	57,354	1,175	(1,599)	2.33%
Agency Inverse IO (2)	—	—	6,864	6,752	—	(112)	6.62%
Total Agency securities	1,709,646	105,065	1,879,353	1,864,356	2,482	(17,479)	4.53%
Non-Agency RMBS	1,395,873	(229,075)	1,166,798	1,197,226	47,857	(17,429)	1.67%
Total RMBS	$3,105,519	$(124,010)	$3,046,151	$3,061,582	$50,339	$(34,908)	3.24%

(1)	A portion of the purchase discount on non-Agency RMBS is not expected to be recognized as interest income, and is instead viewed as a credit discount. See Notes 4(e) and 4(h).

(2)	At June 30, 2016 and December 31, 2015, our Agency IO had a notional balance of $515,081 and $564,931, respectively, and our Agency Inverse IO had a notional balance of $38,529 as December 31, 2015.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(b) Agency Pass-through RMBS
The following tables present certain information about our Agency pass-through RMBS by issuer at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Fannie Mae:
ARMs	$218,650	$15,508	$234,158	$229,551	$—	$(4,607)
3.5% Coupon	91,388	3,907	95,295	97,111	1,816	—
4.0% Coupon	279,477	17,960	297,437	302,013	4,593	(17)
	589,515	37,375	626,890	628,675	6,409	(4,624)
Freddie Mac:
ARMs	13,665	931	14,596	14,378	—	(218)
3.5% Coupon	413,751	19,828	433,579	440,219	6,640	—
4.0% Coupon	252,447	15,799	268,246	273,205	4,959	—
	679,863	36,558	716,421	727,802	11,599	(218)
Total Agency pass-through RMBS	$1,269,378	$73,933	$1,343,311	$1,356,477	$18,008	$(4,842)

	December 31, 2015
	Principal Balance	Unamortized Premium/ (Discount), Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Fannie Mae:
ARMs	$256,983	$18,188	$275,171	$272,631	$—	$(2,540)
3.5% Coupon	90,310	4,123	94,433	93,429	—	(1,004)
4.0% Coupon	343,887	22,519	366,406	365,238	373	(1,541)
	691,180	44,830	736,010	731,298	373	(5,085)
Freddie Mac:
ARMs	15,550	1,059	16,609	16,426	—	(183)
3.5% Coupon	420,874	20,172	441,046	434,228	—	(6,818)
4.0% Coupon	582,042	39,004	621,046	618,298	934	(3,682)
	1,018,466	60,235	1,078,701	1,068,952	934	(10,683)
Total Agency pass-through RMBS	$1,709,646	$105,065	$1,814,711	$1,800,250	$1,307	$(15,768)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Non-Agency RMBS
The following tables present certain information about our non-Agency RMBS by type of underlying mortgage loan collateral type at June 30, 2016 and December 31, 2015:

	June 30, 2016
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Subprime	$812,460	$(106,424)	$706,036	$726,212	$29,845	$(9,669)
Alt-A	178,810	(43,995)	134,815	141,602	9,304	(2,517)
Option ARMs	277,014	(59,202)	217,812	212,687	3,973	(9,098)
Total Non-Agency RMBS	$1,268,284	$(209,621)	$1,058,663	$1,080,501	$43,122	$(21,284)

	December 31, 2015
Underlying Loan Characteristics:	Principal Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Subprime	$939,161	$(124,776)	$814,385	$838,128	$33,503	$(9,760)
Alt-A	184,932	(45,194)	139,738	147,709	10,330	(2,359)
Option ARMs	271,780	(59,105)	212,675	211,389	4,024	(5,310)
Total Non-Agency RMBS	$1,395,873	$(229,075)	$1,166,798	$1,197,226	$47,857	$(17,429)
(d) Unrealized Loss Positions on RMBS
The following table presents information about our RMBS that were in an unrealized loss position at June 30, 2016:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized (Losses)	Number of Securities	Fair Value	Unrealized (Losses)	Number of Securities
Agency RMBS	$50,738	$(664)	6	$205,904	$(4,178)	7
Agency IO	29,237	(4,854)	10	12,233	(3,439)	6
Total Agency Securities	79,975	(5,518)	16	218,137	(7,617)	13
Non-Agency RMBS	266,565	(10,094)	58	271,339	(11,190)	72
Total	$346,540	$(15,612)	74	$489,476	$(18,807)	85

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Interest Income on RMBS
The following tables present components of interest income on our Agency RMBS and non-Agency RMBS for the periods presented:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$15,502	$(5,439)	$10,063	$32,457	$(10,172)	$22,285
Non-Agency RMBS	5,391	9,849	15,240	10,972	20,623	31,595
Total	$20,893	$4,410	$25,303	$43,429	$10,451	$53,880

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income
Agency RMBS	$21,500	$(5,670)	$15,830	$44,039	$(11,688)	$32,351
Non-Agency RMBS	5,840	14,148	19,988	11,642	27,439	39,081
Total	$27,340	$8,478	$35,818	$55,681	$15,751	$71,432
(f) Realized and Unrealized Gains and Losses and OTTI on RMBS
The following tables present components of net realized gains/(losses), changes in net unrealized gains/(losses) and OTTI recognized on our RMBS for the periods presented:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairments	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	(Other-Than-Temporary-Impairments)
Agency fixed rate	$486	$9,688	$—	$(140)	$29,729	$—
Agency adjustable rate	(213)	(669)	—	(263)	(2,101)	—
Agency Inverse	—	—	—	—	—	—
Agency IO	—	(2,745)	(3,402)	—	(7,869)	(3,527)
Agency Inverse IO	—	—	—	(136)	112	—
Non-Agency RMBS	—	1,325	(1,396)	1,134	(8,591)	(1,850)
Total	$273	$7,599	$(4,798)	$595	$11,280	$(5,377)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
RMBS Type	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	Other-Than-Temporary-Impairment	Net Realized Gains/(Losses)	Net Unrealized Gains/(Losses)	(Other-Than-Temporary-Impairment)
Agency fixed rate	$(4,351)	$(30,137)	$—	$(57)	$(16,560)	$—
Agency Inverse	—	(613)	—	43	(758)	—
Agency IO	(15)	1,458	—	(127)	1,839	(173)
Agency Inverse IO	74	199	—	311	568	(612)
Agency adjustable rate	16	(539)	—	15	(825)	—
Non-Agency RMBS	(254)	(11,634)	(88)	3,823	(10,750)	(1,878)
Total	$(4,530)	$(41,266)	$(88)	$4,008	$(26,486)	$(2,663)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(g) Contractual Maturities of RMBS
The following table presents the maturities of our RMBS, based on the contractual maturities of the underlying mortgages at June 30, 2016 and December 31, 2015:

Contractual Maturities of RMBS (1)	June 30, 2016	December 31, 2015
10 years or less	$65,932	$112,087
> 10 years and < or equal to 20 years	674,939	667,595
> 20 years and < or equal to 30 years	1,626,790	2,155,087
> 30 years	110,787	126,813
Total	$2,478,448	$3,061,582

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

(h) Non-Agency RMBS Discounts and OTTI
The following tables present the changes in the components of our purchase discount on non-Agency RMBS between purchase discount designated as credit reserve and OTTI versus accretable purchase discount for the periods presented:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount
Balance at beginning of period	$(81,354)	$(137,828)	$(81,217)	$(147,989)
Accretion of discount	—	9,828	—	20,574
Realized credit losses	949	—	1,682	—
Purchases	—	—	(2,726)	(6,305)
Sales and other	2	(2)	343	7,687
OTTI recognized in earnings	(1,365)	—	(1,819)	—
Transfers/release of credit reserve	2,081	(2,081)	4,050	(4,050)
Balance at end of period	$(79,687)	$(130,083)	$(79,687)	$(130,083)

(1)	At June 30, 2016, our non-Agency RMBS had gross discounts of $209,770, which included credit discounts of $64,290 and OTTI of $15,397.
The following table presents a roll-forward of the credit loss component of OTTI on our Agency IO and Inverse IO securities for the periods presented:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
OTTI at beginning of period	$1,048	$1,008
Additions to OTTI	3,403	3,527
Sale of securities with OTTI	—	(84)
OTTI at end of period	$4,451	$4,451
Note 5 – Securitized Mortgage Loans
In connection with our securitization transactions, we consolidate the associated securitization trusts. As such, we report on our consolidated balance sheet the residential mortgage loans held by the securitization trusts. (See Note 14.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents a summary of the changes in the carrying value of our securitized mortgage loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$159,301	$183,328	$167,624	$104,438
Securitization of March 2015 Pool	—	—	—	81,093
Principal repayments	(4,447)	(1,816)	(8,823)	(5,512)
Discount accretion and other adjustments	236	(126)	471	(756)
Unrealized gain/(loss) during the period, net	5,751	(1,866)	1,992	702
Loans transferred to REO	(635)	(616)	(1,058)	(1,061)
Ending balance	$160,206	$178,904	$160,206	$178,904

The following table presents certain information about mortgage loans underlying our securitized mortgage loans at June 30, 2016:

Securitized Mortgage Loans	June 30, 2016
Performing (1)	$65,194
Re-performing (1)	106,828
Non-performing (1)	28,118
Purchase discount	(46,121)
Allowance for loan losses (OTTI)	(2,699)
Fair value adjustment	8,886
Total	$160,206

(1)
We consider loans that are no more than 60 days delinquent as “performing,” loans that have had their initial terms modified and are no more than 60 days delinquent as “re-performing” and loans that are more than 60 days past due as “non-performing.”

At June 30, 2016, $5,737 of our securitized mortgage loans were in the process of foreclosure and we held five properties with an estimated fair value of $713 as REO. The following table presents the five largest state concentrations, in the aggregate, for our securitized mortgage loans based on principal balance at June 30, 2016:

Property Location	Principal Balance	Total Concentration
Florida	$35,635	17.8%
California	35,355	17.7
Maryland	16,287	8.1
Texas	12,370	6.2
New Jersey	10,898	5.4
Other states and the District of Columbia	89,594	44.8
Total	$200,139	100.0%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 6 – Other Investment Securities and Other Investments
(a) Other Investment Securities
The following table presents certain information about our other investment securities portfolio at June 30, 2016 and December 31, 2015:

	Par or Reference Balance	Unamortized Premium/ (Discount) and OTTI, Net	Amortized Cost (1)	Estimated Fair Value	Gross Unrealized Gain	Gross Unrealized Losses	Weighted Average Coupon
	June 30, 2016
Risk Sharing Securities - Freddie Mac	$47,174	$(220)	$46,954	$46,900	$124	$(178)	3.97%
Risk Sharing Securities - Fannie Mae	55,287	(1,240)	54,047	$53,816	308	(539)	4.02
SBC-MBS	69,863	(7,750)	62,113	$59,680	92	(2,525)	0.97
Total	$172,324	$(9,210)	$163,114	$160,396	$524	$(3,242)	2.77%

	December 31, 2015
Risk Sharing Securities - Freddie Mac	$48,526	$(212)	$48,314	$47,232	$189	$(1,271)	3.92%
Risk Sharing Securities - Fannie Mae	55,287	(1,659)	53,628	51,424	—	(2,204)	3.99
SBC-MBS	76,276	(8,811)	67,465	64,607	10	(2,868)	2.40
SBA-IO (2)	—	—	2,918	2,927	9	—	0.95
Total	$180,089	$(10,682)	$172,325	$166,190	$208	$(6,343)	2.63%

(1)	Amortized cost is reduced by unrealized losses that are classified as OTTI, which was $1,853 and $1,523 at June 30, 2016 and December 31, 2015, respectively.

(2)	SBA-IO have no principal balance and bear interest based on a notional balance. At December 31, 2015 our SBA-IO had a notional balance of $27,546; we held no investments in SBA-IO at June 30, 2016.
(b) Income on Other Investment Securities
The following tables present components of interest income on our other investment securities for the periods presented:

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$476	$83	$559	4.70%	$959	$204	$1,163	4.85%
Risk Sharing Securities - Fannie Mae	561	218	779	5.73	1,120	419	1,539	5.72
SBC-MBS	167	552	719	4.52	347	1,177	1,524	4.68
SBA-IO	—	—	—	—	42	8	50	6.99
Total	$1,204	$853	$2,057	4.98%	$2,468	$1,808	$4,276	5.04%

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Coupon Interest	(Premium Amortization)/ Discount Accretion, net	Interest Income	Weighted Average Yield	Coupon Interest	(Premium Amortization)/ Discount Accretion, Net	Interest Income	Weighted Average Yield
Risk Sharing Securities - Freddie Mac	$376	$118	$494	3.36%	$537	$140	$677	3.45%
Risk Sharing Securities - Fannie Mae	239	78	317	4.61	287	89	376	3.54
SBC-MBS	93	490	583	5.09	161	781	942	5.05
Total	$708	$686	$1,394	4.37%	$985	$1,010	$1,995	4.22%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016		2016
	Discount Designated as Credit Reserve and OTTI	Accretable Discount	Discount Designated as Credit Reserve and OTTI	Accretable Discount
Balance at beginning of period	$(1,113)	$(9,092)	$(672)	$(10,332)
Accretion of discount	—	856	—	1,771
Purchases	—	—	—	—
OTTI recognized	(182)	—	(298)	—
Transfers/release of credit reserve	814	(814)	489	(489)
Balance at end of period	$(481)	$(9,050)	$(481)	$(9,050)
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
(d) Other Investment Securities Unrealized Losses
The following table presents information about our Other Investment Securities that were in an unrealized loss position at June 30, 2016:

	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities
Risk Sharing Securities - Freddie Mac	$12,576	$(113)	2	$7,019	$(65)	4
Risk Sharing Securities - Fannie Mae	7,887	(25)	2	21,936	(514)	1
SBC-MBS	9,670	(157)	3	44,722	(2,368)	4
Total Other Investment Securities	$30,133	$(295)	7	$73,677	$(2,947)	9
(e) Other Investments
Our other investments are comprised of our warehouse line, real estate subject to BFT Contracts, and mortgage loans, all of which are associated with our Seller Financing Program.
BFT Contracts are agreements to finance the purchase of real property in which the seller provides the buyer with financing to purchase the property for an agreed-upon purchase price, and the buyer repays the loan in installments over the ensuing 20 to 30 years, depending on the term of the financing agreement. Pursuant to a BFT Contract, unlike a mortgage loan, the seller retains the legal title to the property, granting the buyer complete use of the property and requiring the buyer to maintain the property and bear the cost of property taxes. Pursuant to a BFT Contract, the seller generally conveys legal title of the property to the buyer when the full purchase price set forth in the contract has been paid, including all interest incurred through the date of final payment. All BFT Contracts purchased by us through June 30, 2016 are designated as “real estate subject to BFT Contracts” which properties, excluding land, are depreciated until such time that the criteria for sale have been met. With respect to payments we receive under BFT Contracts, we record the principal component of the buyer’s monthly payment as a deposit liability and record the interest payments we receive as interest income. In connection with our Seller Financing Program we had $292 and $230 of deposit liabilities included as a component of other liabilities on our consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively.
Our warehouse line receivable is secured by a pledge of substantially all the assets of the third-party borrower that owns the homes, BFT Contracts and mortgage loans during the time they are pledged on the warehouse line.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents components of the carrying value of our other investments at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Warehouse line receivable	$3,919	$10,239
Real estate subject to BFT Contracts, net of accumulated depreciation (1)	31,045	26,525
Mortgage loans purchased through Seller Financing Program	10,760	8,469
Total	$45,724	$45,233

(1)
At June 30, 2016, BFT Contracts had an aggregate principal balance of $31,986 with a weighted average contractual interest rate of 8.17% and BFT Contracts at December 31, 2015 had an aggregate principal balance of $27,140 with a weighted average stated interest rate of 8.20%. Amount is presented net of $941 and $545 of accumulated depreciation at June 30, 2016 and December 31, 2015, respectively.

(f) Income on Other Investments
The following table presents components of income on our other investments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 31,
	2016	2015	2016	2015
Warehouse line interest	$76	$303	$190	$680
Real estate subject to BFT Contracts	946	367	1,439	644
Mortgage loans purchased through Seller Financing Program	4	114	197	189
Total	$1,026	$784	$1,826	$1,513
Note 7 – Receivables
(a) Interest Receivable
The following table presents our interest receivable by investment category at June 30, 2016 and December 31, 2015:

Investment Category	June 30, 2016	December 31, 2015
Agency RMBS - Fannie Mae (1)	$2,333	$2,697
Agency RMBS - Freddie Mac (1)	2,601	3,834
Agency RMBS - Ginnie Mae (1)	86	110
Non-Agency RMBS	1,146	1,076
Securitized mortgage loans	947	936
Other investment securities	341	262
Other investments	611	934
Total	$8,065	$9,849

(1)	Includes interest income receivable on pass-through, IO, Inverse IO and Inverse Floater securities issued by an Agency, as applicable.
(b) Investment Related Receivables
Investment related receivables at June 30, 2016 and December 31, 2015 were comprised of principal payments on our investment securities that are due from brokers.
Note 8 – Borrowings Under Repurchase Agreements
As of June 30, 2016, we had master repurchase agreements with 24 counterparties and had outstanding borrowings of $2,269,853 with 16 counterparties.
Our repurchase agreements bear interest at a contractually agreed-upon rate and typically have initial terms up to one to three months, but in some cases may have initial terms that are shorter or longer, up to 24 months.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents certain characteristics of our repurchase agreements for the periods presented:

	June 30, 2016			December 31, 2015
	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)	Repurchase Agreement Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (days)
Securities Financed:
Agency RMBS	$1,253,520	0.67%	19	$1,719,479	0.49%	15
Non-Agency RMBS (1)	901,219	2.12	59	1,052,231	1.94	101
Other investment securities	115,114	2.14	81	126,637	1.91	116
Total	$2,269,853	1.32%	38	$2,898,347	1.08%	51

(1)
Includes $82,814 and $90,281 of repurchase borrowings collateralized by non-Agency RMBS of $118,443 and $125,125 at June 30, 2016 and December 31, 2015, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with securitization transactions. Amounts presented do not reflect associated deferred financing costs.

The following table presents repricing information about our borrowings under repurchase agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Time Until Interest Rate Reset:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,942,822	1.29%	$2,422,224	1.00%
Over 30 days to 60 days	319,918	1.49	403,226	1.38
Over 60 days to 90 days	—	—	32,552	2.05
Over 90 days to 120 days	—	—	38,956	1.89
Over 120 days to 360 days	7,113	2.45	1,389	2.00
Total	$2,269,853	1.32%	$2,898,347	1.08%

The following table presents the contractual maturity of our repurchase agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
Time Until Contractual Maturity:	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Within 30 days	$1,624,594	1.08%	$2,165,418	0.88%
Over 30 days to 60 days	319,918	1.49	288,487	0.88
Over 60 days to 90 days	50,201	2.95	90,220	2.61
Over 90 days to 120 days	—	—	38,956	1.89
Over 120 days to 360 days	275,140	2.21	315,266	2.06
Total	$2,269,853	1.32%	$2,898,347	1.08%

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 9 – Collateral Positions
(a) Collateral Pledged and Collateral Held
The following table presents the fair value of our collateral positions, reflecting assets pledged and collateral we held, with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Assets Pledged as Collateral	Collateral Held	Assets Pledged as Collateral	Collateral Held
Derivatives:
Restricted cash/cash (1)	$9,605	$—	$21,921	$280
Repurchase agreement borrowings:
Agency RMBS	1,312,753	—	1,769,351	—
Non-Agency RMBS (2)	1,171,200	—	1,333,337	—
Other investment securities	155,904	—	163,263	—
Mortgage loans	—		—
Restricted cash	14,658	—	61,772	—
	2,654,515	—	3,327,723	—
Clearing margin:
Agency RMBS	3,383	—	3,522	—
Total	$2,667,503	$—	$3,353,166	$280

(1)
Cash pledged as collateral is reported as “Restricted cash” on our consolidated balance sheet. Cash held by us as collateral is unrestricted in use and therefore is included with “Cash and cash equivalents” with a corresponding liability, “Obligation to return cash held as collateral” on our consolidated balance sheet.

(2)
Includes non-Agency RMBS of $118,443 and $125,125 at June 30, 2016 and December 31, 2015, respectively, that were eliminated from our balance sheet in consolidation with the VIEs associated with our securitizations. Our securitized mortgage loans collateralize the securities we have pledged as collateral.

(b) Collateral Pledged Components
The following tables present our collateral positions, reflecting assets pledged with respect to our borrowings under repurchase agreements, derivatives and clearing margin account at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Assets Pledged at Fair Value	Amortized Cost	Accrued Interest	Fair Value of Assets Pledged and Accrued Interest
Assets pledged for borrowings under repurchase agreements:
Agency RMBS	$1,312,753	$1,306,153	$3,664	$1,316,417
Non-Agency RMBS (1)	1,171,200	1,156,816	1,718	1,172,918
Other investment securities	155,904	158,542	338	156,242
Cash	14,658	—	—	14,658
	2,654,515	2,621,511	5,720	2,660,235
Cash pledged for derivatives contracts	9,605	—	—	9,605
Agency RMBS pledged for clearing margin	3,383	3,280	10	3,393
Total	$2,667,503	$2,624,791	$5,730	$2,673,233

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

(1)
Includes a non-Agency RMBS with a fair value of $118,443, an amortized cost of $122,357 and the associated interest receivable of $579, all of which were eliminated in consolidation with VIEs at June 30, 2016.

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
A reduction in the value of pledged assets may result in the repurchase agreement counterparty initiating a margin call. If a margin call is made, we are required to provide additional collateral or repay a portion of the borrowing. Certain repurchase agreements, Swaps and other financial instruments are subject to financial covenants, which if breached could cause an event of default or early termination event to occur under such agreements. If an event of default or trigger of an early termination event occurs pursuant to one of these agreements, the counterparty to such agreement may have the option to terminate all of its outstanding agreements with us and, if applicable, any close-out amount due to the counterparty upon termination of such agreements would be immediately payable by us. Through June 30, 2016, we remained in compliance with all of our financial covenants. (See Notes 9 and 10.)
Note 10 – Offsetting Assets and Liabilities
All balances associated with the repurchase agreements and derivatives transactions are presented on a gross basis in our consolidated balance sheets. Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of set-off in the event of default or in the event of a bankruptcy of either party to the transaction. We do not generally take delivery of or deliver securities pursuant to our TBA Contracts; rather we settle the associated receivable/payable with our trading counterparty on a net basis. Transactions with the same counterparty for the same TBA Contract that results in a reduction or elimination of the position are treated as extinguished.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on our consolidated balance sheet at June 30, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments (1)	Cash Collateral Received	Net Amount
June 30, 2016
Swaps and Swaptions, at fair value	$—	$—	$—	$—	$—	$—
Long TBA Contracts, at fair value	—	—	—	—		—
Total	$—	$—	$—	$—	$—	$—
December 31, 2015
Swaps and Swaptions, at fair value	$4,347	$—	$4,347	$(3,577)	$(280)	$490
Long TBA Contracts, at fair value	—	—	—	—	—	—
Total	$4,347	$—	$4,347	$(3,577)	$(280)	$490

Offsetting of Financial Liabilities and Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments (2) (3)	Cash Collateral Pledged (2) (4)	Net Amount
June 30, 2016
Swaps and Swaptions, at fair value	$1,274	$—	$1,274	$—	$(1,660)	$(386)
Short TBA Contracts, at fair value	7,268	—	7,268	—	(7,945)	(677)
Repurchase agreements (5)	2,269,853	—	2,269,853	(2,269,853)	(14,658)	(14,658)
Total	$2,278,395	$—	$2,278,395	$(2,269,853)	$(24,263)	$(15,721)
December 31, 2015
Swaps and Swaptions, at fair value	$13,618	$—	$13,618	$(3,577)	$(10,041)	$—
Long TBA Contracts, at fair value	195	—	195	—	74	269
Repurchase agreements (5)	2,898,347	—	2,898,347	(2,898,347)	—	—
Total	$2,912,160	$—	$2,912,160	$(2,901,924)	$(9,967)	$269

(1)
Amounts represent derivative instruments in an asset position which could potentially be offset against interest rate derivatives in a liability position at June 30, 2016 and December 31, 2015, subject to a netting arrangement.

(2)	Amounts represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements, and interest rate derivatives.

(3)
The fair value of securities pledged against our borrowings under repurchase agreements was $2,639,857 and $2,877,663 at June 30, 2016 and December 31, 2015, respectively. The amounts pledged include $118,443 and $125,125 of RMBS that are not included in our consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively, as such securities were eliminated in consolidation with VIEs.

(4)
Total cash pledged against our derivative instruments was $9,605 and $21,921 at June 30, 2016 and December 31, 2015, respectively. Total cash collateral pledged against our borrowings under repurchase agreements was $14,658 and $61,772 at June 30, 2016 and December 31, 2015, respectively.

(5)	Amount does not include deferred financing costs.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 11 – Derivative Instruments
We enter into derivative contracts, which through June 30, 2016 have from time to time been comprised of Swaps, Swaptions, and TBA Contracts. We use derivative instruments to manage interest rate risk and, as such, view them as economic hedges. We have not elected hedge accounting under GAAP for any of our derivative instruments and, as a result, the fair value adjustments on such instruments are recorded in earnings. The fair value adjustments for our derivatives, along with the related interest income, interest expense and gains/(losses) on termination of such instruments, are reported as “Realized and unrealized gain/(loss) on derivative instruments, net” on our consolidated statements of operations.
(a) Derivative Instruments Summary
Information with respect to our derivative instruments as presented on our consolidated balance sheets at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$693,000	$3,103
Swaptions - assets	—	—	875,000	1,244
Swaps - (liabilities)	42,000	(1,274)	994,000	(10,237)
Swaptions - (liabilities)	—	—	300,000	(3,381)
Long TBA Contracts - assets	—	—	100,000	(195)
Short TBA Contracts - (liabilities)	868,000	(7,268)	—	—
Total	$910,000	$(8,542)	$2,962,000	$(9,466)
(b) Swaps
The variable amount of interest that we receive from our Swap counterparties is typically based on three-month LIBOR. The following table summarizes the average fixed-pay rate and average maturity for our Swaps as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
Term to Maturity	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)	Notional Amount	Weighted Average Fixed-Pay Rate	Weighted Average Maturity (Years)
Less than one year	$—	—%	—	110,000	1.38%	0.8
More than one year up to and including three years	14,000	1.04	1.7	999,000	1.02	1.6
More than three years up to and including five years	14,000	1.51	3.7	64,000	2.28	4.5
More than five years	14,000	2.05	6.7	514,000	2.11	7.2
Total	$42,000	1.53%	4.0	$1,687,000	1.43%	3.4
(c) Swaptions
We terminated all Swaptions during the three months ended June 30, 2016 and, as a result, had no remaining Swaptions at June 30, 2016.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(d) Gains/(Losses) on Derivatives
The following table summarizes the amounts recognized on our consolidated statements of operations related to our derivative instruments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Character of Gain/(Loss) on Derivative Instruments	2016	2015	2016	2015
Net interest payments/accruals on Swaps (1)	$(807)	$(4,920)	$(3,361)	$(9,884)
Losses on the termination of Swaps, net (1)	(5,871)	—	(24,797)	—
Losses on terminations and expirations of Swaptions, net (1)	(12,100)	(6,170)	(18,126)	(10,032)
Gain/(losses) on settlement of TBA Contracts, net (1)	(600)	—	1,064	(1,977)
Change in fair value of Swaps (2)	6,493	14,769	5,859	(707)
Change in fair value of Swaptions, net (2)	12,661	8,879	10,090	9,181
Change in fair value of TBA Contracts (2)	(7,646)	(95)	(7,073)	(639)
Total	$(7,870)	$12,463	$(36,344)	$(14,058)
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(e) Derivative Activity
The following table provides information with respect to our use of derivative instruments during the periods presented:

	Three Months Ended June 30, 2016
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$100,000	$1,287,000	$425,000	$300,000
Notional amount of contracts entered	(1,118,000)	—	—	—	—
Notional amount of contracts terminated	250,000	(100,000)	(1,245,000)	(425,000)	(300,000)
Ending Notional Balance	$(868,000)	$—	$42,000	$—	$—

	Three Months Ended June 30, 2015
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$—	$1,687,000	$1,425,000	$—
Notional amount of contracts entered	(200,000)	—	—	200,000	—
Notional amount of contracts terminated	—	—	—	(560,000)	—
Ending Notional Balance	$(200,000)	$—	$1,687,000	$1,065,000	$—

	Six Months Ended June 30, 2016
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$100,000	$1,687,000	$875,000	$300,000
Notional amount of contracts entered	(1,118,000)	—	—	—	—
Notional amount of contracts terminated	250,000	(100,000)	(1,645,000)	(875,000)	(300,000)
Ending Notional Balance	$(868,000)	$—	$42,000	$—	$—

	Six Months Ended June 30, 2015
	Short TBA Contracts	Long TBA Contracts	Swaps	Swaption Purchase Contracts	Swaption Sale Contracts
Beginning Notional Balance	$—	$100,000	$1,687,000	$1,250,000	$—
Notional amount of contracts entered	(200,000)	500,000	—	650,000	—
Notional amount of contracts terminated	—	(600,000)	—	(835,000)	—
Ending Notional Balance	$(200,000)	$—	$1,687,000	$1,065,000	$—
(f) Financial Covenants
Our agreements with certain of our derivative counterparties contain financial covenants; through June 30, 2016 we were in compliance with the terms of all such covenants. We have minimum collateral posting thresholds with certain of our derivative counterparties, for which we typically pledge cash. (See Notes 9, 10 and 11.) If we breach any of these financial covenants, we could be required to settle our obligations under our derivative contracts at their termination value. At June 30, 2016, the estimated termination value of our derivative contracts was $8,580, which reflects the estimated fair value of such derivatives, plus net accrued interest payable.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 12 – Interest Payable
The following table presents the components of our interest payable at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Repurchase borrowings collateralized by Agency RMBS	$656	$1,687
Repurchase borrowings collateralized by non-Agency RMBS (1)	1,460	4,268
Repurchase borrowings collateralized by other investment securities	161	350
Securitized debt	45	63
Swaps	37	2,770
Total	$2,359	$9,138

(1)
Includes $136 and $125 of interest payable on repurchase borrowings collateralized by non-Agency RMBS issued by consolidated VIEs at June 30, 2016 and December 31, 2015, respectively, which securities were eliminated from our balance sheet in consolidation.

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
We incurred management fees of $2,493 and $2,895 for the three months ended June 30, 2016 and 2015. In addition to the management fee, we are responsible for reimbursing our Manager for certain expenses paid by our Manager on behalf of us and for certain services provided by our Manager to us. Expenses incurred by our Manager and reimbursed by us are typically included in our general and administrative expense on the consolidated statement of operations, or may be reflected on the consolidated balance sheet and associated consolidated statement of changes in stockholders’ equity, based on the nature of the item. Included in “Payable to related party” on our consolidated balance sheet at June 30, 2016 and December 31, 2015, was $2,493 and $5,388, respectively, for management fees payable to our Manager, with the remainder of such payable reflecting reimbursements due to Apollo for our general and administrative expenses paid or incurred by them on our behalf.
(b) Representations and Warranties in Connection with Securitization
In connection with our February 2013 Securitization, we have the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties. In February 2014, the substantial majority of these obligations expired, with only the representations and warranties surviving such obligations, which may expose us to losses, being that the loans transferred to the VIE are qualified mortgages under Section 860G(a)(3) of the Internal Revenue Code. Through June 30, 2016, no repurchase claims had been made against us, and we do not believe that the amount of any future potential liability with respect to such item (the maximum of which would be the current unpaid principal balance of any such loan plus accrued interest, unreimbursed advances and any expenses) is material to us. Through June 30, 2016, we had no reserve established for repurchases of loans and were not aware of any repurchase claims that would require the establishment of such a reserve. (See Note 14.)

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

(c) Merger Agreement
Contingent Fees
See Note 18 for information with respect to certain contingent fees associated with the Merger Agreement.
Pending Litigation
After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City (or, the Court). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants the Company, the Board, Apollo Commercial Real Estate Finance, Inc. (or, ARI), Arrow Merger Sub, Inc. (or, Merger Sub), Apollo and Athene Holdings LTD. (or, Athene) and alleges, among other things, that the members of the Board breached their fiduciary duties to the Company’s stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
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
(a) Securitization Transactions
Through June 30, 2016, we had completed two securitization transactions. We consolidate the trusts, as VIEs, that were created to facilitate the transactions and to which the underlying assets in connection with the securitizations were transferred. (See Note 2(o) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization transactions.)
As of June 30, 2016 and December 31, 2015, the aggregate fair value of securitized mortgage loans underlying our securitizations was $160,206 and $167,624, respectively, and are included in “Securitized mortgage loans (transferred to consolidated variable interest entities), at fair value,” on our consolidated balance sheet.
The mortgage loans in our securitizations are comprised of performing, re-performing and non-performing mortgage loans with characteristics similar to the mortgage loans underlying our non-Agency RMBS.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table summarizes the key details of our securitization transactions as of June 30, 2016:

	March 2015 Securitization	February 2013 Securitization	Total
Name of securitization trust consolidated as a VIE	AMST 2015-1	AMST 2013-1
Principal value of mortgage loans sold into the securitization trust	$90,802	$155,001	$245,803
Current principal value of mortgage loans in securitization trust	$80,938	$119,201	$200,139
Face amount of senior security issued by the VIE and sold to a third-party investor	$—	$50,375	$50,375
Outstanding balance of senior security at June 30, 2016 (1)	$72,598	$13,382	$85,980
Year of final contractual maturity of senior debt	2058	2047
Face/Par value of certificates received by us (2)	$82,287	$104,426	$186,713
Cash received upon sale of the senior security sold to third-party investor	$—	$50,375	$50,375
Gross securitization expenses incurred	$174	$829	$1,003
Stated interest rate for senior security issued	5.75%	4.00%

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

(b) Consolidation Assessment
On a quarterly basis, we complete an analysis to determine whether the VIEs associated with our securitizations should be consolidated by us. As part of this analysis, we consider our involvement in the creation of the VIE, including the design and purpose of the VIE and whether our involvement reflects a controlling financial interest that results in us being deemed the primary beneficiary of the VIE. In determining whether we would be considered the primary beneficiary, we consider: (i) whether we have both the power to direct the activities that most significantly impact the economic performance of the VIE; and (ii) whether we have a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE. Based on our evaluation of these factors, including our involvement in the design of the VIE, we determined that we were required to consolidate the VIE created to facilitate the March 2015 Securitization and February 2013 Securitization for each reporting period from inception through June 30, 2016.
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

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Our securitized debt is carried at fair value, which is based on the fair value of the senior security held by third parties. The following table presents the estimated principal repayment schedule of the par value of the securitized debt at June 30, 2016, based on expected cash flows of the securitized residential mortgage loans, as adjusted for projected losses on such loans.

Estimated Maturity	June 30, 2016
One year or less	$9,913
More than one year, up to and including three years	3,469
Total	$13,382
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

	June 30, 2016	December 31, 2015
Assets:
Securitized mortgage loans, at fair value	$160,206	$167,624
Interest receivable	$947	$936
Other assets	$838	$220
Liabilities:
Non-recourse securitized debt, at fair value	$13,407	$18,951
Accrued interest payable	$45	$63
The following table reflects the income and expense amounts recorded in our consolidated statements of operations related to our consolidated VIEs for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income - securitized mortgage loans	$3,231	$3,623	$6,496	$5,790
Interest expense - securitized debt	$(197)	$(333)	$(447)	$(699)
Unrealized gain/(loss) on securitized mortgage loans, net	$5,751	$(1,896)	$1,992	$466
Unrealized gain on securitized debt	$20	$1,001	$22	$1,014
Other, net	$(97)	$—	$(246)	$—
General and administrative expenses	$(338)	$—	$(404)	$—

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table reflects the amounts included on our consolidated statements of cash flows related to our consolidated VIEs for the periods presented:

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$7,413	$6,557
Reversal of discount accretion/(discount accretion), net	$(471)	$214
Amortization of deferred financing costs	$134	$163
Unrealized gain on securitized mortgage loans, net	$(1,992)	$(466)
Unrealized (gain) on securitized debt	$(22)	$(1,014)
Realized loss on real estate owned, net	$310	$133
Changes in operating assets and liabilities:
(Increase) in accrued interest receivable, less purchased interest	$(11)	$(287)
(Decrease) in accrued interest payable	$(18)	$(24)
Cash Flows from Investing Activities:
(Purchase) of mortgage loans, simultaneously securitized	$—	$(67,357)
Proceeds from sales of real estate owned	$255	$351
Principal payments received on securitized mortgage loans	$8,823	$5,512
Cash Flows from Financing Activities:
Principal (payments) on securitized debt	$(5,522)	$(7,269)
Note 15 – Equity Award Plan
On July 21, 2011, the Board approved the Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan (or, LTIP). The LTIP provides for grants of restricted common stock, RSUs and other equity-based awards up to an aggregate of 5% of the issued and outstanding shares of our common stock (on a fully diluted basis). The LTIP is administered by the compensation committee of the Board, which also must approve grants made under the LTIP. At June 30, 2016, 1,183,081 awards were available for grant under the LTIP.
The following table presents expenses related to our equity-based compensation awards for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted Common Stock	$71	$105	$130	$211
RSUs	123	198	172	586
Total	$194	$303	$302	$797
At June 30, 2016, we had estimated unrecognized compensation expense of $1,898 and $498 related to RSUs and restricted common stock, respectively. The unrecognized compensation expense at June 30, 2016 is expected to be recognized over a weighted average period of twelve months, which does not include awards that have performance based vesting requirements. However, pursuant to the Merger Agreement, all outstanding unvested RSUs and restricted stock awards will vest upon consummation of the pending Merger. As of June 30, 2016, we had an expected average forfeiture rate of 0% with respect to restricted common stock and 5% with respect to RSUs.
Through June 30, 2016, we had not settled any RSUs in cash. However, the LTIP provides that we may allow RSU recipients to elect to settle their tax liabilities with a reduction of their share delivery from the originally granted and vested RSUs, which is referred to herein as “net share settlement.” Net share settlement results in us making a cash payment to an affiliate of our Manager related to this tax liability and a corresponding adjustment to additional paid-in-capital.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The following table presents information about our equity awards for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
	Number of Awards (1)	Weighted Average Grant Date Fair Value (1)	Number of Awards (1)	Number of Awards (1)	Weighted Average Grant Date Fair Value(1)	Number of Awards (1)
RSUs outstanding at beginning of period	196,920	$14.29	291,777	148,549	$15.88	292,088
RSUs granted (2)	—	—	—	91,427	12.53
RSUs canceled upon delivery of common stock (3)	(1,000)	22.22	(5,000)	(44,056)	16.16	(5,000)
RSUs canceled or forfeited	(208)	16.02	(2,289)	(208)	16.02	(2,600)
RSUs outstanding at end of period	195,712	$14.25	284,488	195,712	$14.25	284,488

Vested RSUs at end of period	23,443	$15.12	98,916	23,443	$15.12	98,916
Unvested RSUs at end of period	172,269	$14.13	185,572	172,269	$14.13	185,572

Unvested restricted common stock awards outstanding at beginning of period	28,008	$17.54	41,980	30,120	$16.31	43,992
Restricted common stock granted	11,276	13.30	9,332	11,276	13.30	9,332
Restricted common stock vested	(2,108)	17.80	(2,008)	(4,220)	17.79	(4,020)
Unvested restricted common stock awards outstanding at end of period	37,176	$15.23	49,304	37,176	$15.23	49,304

(1)	Amounts are not in thousands.

(2)	On March 17, 2016, 91,427 RSUs were granted in connection with the Merger, which will fully vest only upon the achievement of certain conditions.

(3)	Includes amounts deemed issued in connection with payment of grantee’s tax liability.
Note 16 – Stockholders’ Equity
(a) Common Stock Dividends
The following table presents cash dividends declared by the Board on our common stock from January 1, 2015 through June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 17, 2016	June 30, 2016	July 29, 2016	$0.48
March 17, 2016	March 31, 2016	April 29, 2016	$0.48
December 17, 2015	December 31, 2015	January 29, 2015	$0.48
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
(b) Preferred Stock
At June 30, 2016 and December 31, 2015, we had outstanding 6,900,000 shares of 8.0% Series A Cumulative Redeemable Perpetual Preferred Stock (or, Preferred Stock) with a liquidation preference of $25.00 per share and a par value $0.01 per share. Holders of our Preferred Stock are entitled to receive dividends at an annual rate of 8.0% of the liquidation preference of $25.00 per share, or $2.00 per share per annum. These dividends are cumulative and payable quarterly in arrears. Generally, we may not redeem the Preferred Stock until September 20, 2017, except under certain limited circumstances intended to preserve our qualification as a REIT and upon the occurrence of a change in control as defined in the final prospectus supplement related to the Preferred Stock filed with the SEC on September 17, 2012. After September 20, 2017, we may, at our option, redeem the shares at a redemption price of $25.00, plus any accrued unpaid distribution through the date of the redemption. Based upon the characteristics of the Preferred Stock, such instruments are characterized as equity instruments.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

The Preferred Stock generally has no voting rights. However, if dividends on the Preferred Stock are in arrears for six quarterly dividend periods, whether or not consecutive, the holders of the Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) will have the right to elect two additional directors to the Board until we pay (or declare and set aside for payment) all dividends that are then in arrears. In addition, the affirmative vote of at least two-thirds of the votes entitled to be cast by holders of outstanding shares of Preferred Stock (voting together as a single class with the holders of any other class or series of parity preferred stock upon which like voting rights have been conferred and are exercisable) is required for us to authorize, create or increase the number of any class or series of senior equity securities or to amend our charter (including the Articles Supplementary designating the Preferred Stock, or the Articles Supplementary) in a manner that materially and adversely affects the rights of the Preferred Stock.
(c) Direct Stock Purchase and Dividend Reinvestment Plan
On November 25, 2015, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933 (or, the Securities Act), for the purpose of registering additional common stock for sale through our Direct Stock Purchase and Dividend Reinvestment Plan (or, Stock Purchase Plan). This shelf registration statement, which was declared effective by the SEC on December 18, 2015, when combined with the unused portion of our previous Stock Purchase Plan shelf registration statement, registered an aggregate of 2,000,000 shares of common stock. At June 30, 2016, 2,000,000 shares of common stock remained available for issuance pursuant to the Stock Purchase Plan registration statement. Under the Stock Purchase Plan, stockholders who participate may purchase shares of our common stock directly from us. Stockholders may also automatically reinvest all or a portion of their dividends for additional shares of our stock. Through June 30, 2016, all shares issued pursuant to the Stock Purchase Plan were issued from shares purchased on the open market.
(d) Stock Repurchase Program
On November 6, 2013, the Board authorized a stock repurchase program (or, the Repurchase Program), to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program, if any, will be canceled and, until reissued by us, will be deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by us at any time and without prior notice. We repurchased 360,800 shares of common stock at an average cost per share of $13.86, all of which were purchased during the three months ended September 30, 2015. At June 30, 2016, $45,000 of common stock remained authorized for future share repurchase under the Repurchase Program.

Apollo Residential Mortgage, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands—except per share data)

Note 17 – Earnings per Common Share
The following table presents basic and diluted net EPS of common stock using the two-class method for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income/(Loss)	$20,298	$(10,032)	$7,264	$11,375
Less:
Dividends declared on Preferred Stock	3,450	3,450	6,900	6,900
Dividends, dividend equivalents and undistributed earnings allocated to participating securities (1)	122	153	220	307
Net income/(loss) allocable to common stock – basic and diluted	$16,726	$(13,635)	$144	$4,168
Denominator:
Weighted average common shares - basic	31,857	32,048	31,846	32,047
Weighted average common shares - diluted (1)	31,882	32,048	31,846	32,047
Earnings per common share - basic and diluted	$0.52	$(0.43)	$—	$0.13

(1)
For the six months ended June 30, 2016, all outstanding RSUs and unvested restricted stock were not included in the calculation of diluted earnings per common share, as their inclusion would have been anti-dilutive. These instruments may have dilutive impact on future EPS.

Note 18 – Merger Agreement
(a) Merger Agreement
On February 26, 2016, we entered into a Merger Agreement, under which we will be acquired by ARI for an aggregate purchase price equal to 89.25% of AMTG’s book value as determined in accordance with the Merger Agreement (or, Book Value) as of July 22, 2016 (or, the Pricing Date Book Value), plus the assumption of $172,500 of AMTG’s Preferred Stock. AMTG’s Pricing Date Book Value, and therefore the actual purchase price payable, was determined as of the July 22, 2016 pricing date and will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of ARI common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Based upon the Pricing Date Book Value of $15.52 per share, upon closing of the merger transaction, each outstanding share of AMTG common stock will be converted into the right to receive (i) $6.86 in cash, without interest and (ii) 0.417571 shares of ARI common stock, reflecting an aggregate purchase price value of $616,151, based upon the closing price of ARI common stock on the New York Stock Exchange (or, NYSE) on July 22, 2016, including the assumption of the $172,500 (liquidation preference) of our Preferred Stock; provided, however that the cash portion of the merger consideration may be subject to certain adjustments, as discussed above. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of ARI preferred stock, which is expected to be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Board (with the exception of Mark Biderman, who recused himself) upon the unanimous recommendation of a special committee of independent directors of our Board. Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo. ARI stockholder approval is not required in connection with the Merger. On July 27, 2016, we filed a definitive proxy statement/prospectus with the SEC and mailed such statement to our stockholders and ARI filed a definitive proxy statement/prospectus relating to the proposed transaction. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
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
At June 30, 2016, our portfolio was comprised of Agency RMBS (comprised of pass-through and IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related assets.
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
We use derivatives to hedge a portion of our interest rate risk and not for speculative purposes. As of June 30, 2016, our derivatives were comprised of Swaps and TBA Contracts.
Merger Agreement
On February 26, 2016, we entered into a Merger Agreement, under which we will be acquired by ARI for an aggregate purchase price equal to 89.25% of the Pricing Date Book Value, plus the assumption of $172,500 of AMTG’s Preferred Stock. AMTG’s Pricing Date Book Value, and therefore the actual purchase price payable, will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of ARI common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Based upon the Pricing Date Book Value of $15.52 per share, upon closing of the merger transaction, each outstanding share of AMTG common stock will be converted into the right to receive (i) $6.86 in cash, without interest and (ii) 0.417571 shares of ARI common stock, reflecting an aggregate purchase price value of $616,151, based upon the closing price of ARI common stock on the NYSE on July 22, 2016, including the assumption of the $172,500 (liquidation preference) of our Preferred Stock; provided, however that the cash portion of the merger consideration may be subject to certain adjustments, as discussed above. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of ARI preferred stock, which is expected to be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Board (with the exception of Mark Biderman, who recused himself) upon the unanimous recommendation of a special committee of independent directors of our Board. Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo. ARI stockholder approval is not required in connection with the Merger. On July 27, 2016, we filed a definitive proxy statement/prospectus with the SEC and mailed such statement to our stockholders and ARI filed a definitive proxy statement/prospectus relating to the proposed transaction. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS to decrease; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts and Swaps to increase. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
We receive interest payments only with respect to the notional amount of Agency IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of mortgages. Unlike Agency pass-through RMBS, the market prices of Agency IO generally have a positive correlation to increases in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an Agency IO are expected to decrease, which in turn is expected to extend/increase the cash flow and the value of such securities; we expect the inverse to occur with respect to decreases in market interest rates. In addition to viewing Agency IO as investments, we also note that such instruments serve as a partial economic hedge against the impact that an increase in market interest rates would have on the value of our Agency RMBS in the marketplace. While Agency IO comprised a relatively small portion of our investments at June 30, 2016, the value of and return on such instruments are highly sensitive to changes in interest rates and prepayments; we had no investments in Agency Inverse IO at June 30, 2016.
Target Assets
We primarily invest in residential mortgage assets throughout the United States. At June 30, 2016, our portfolio was comprised of Agency RMBS (comprised of pass-through and IO securities), non-Agency RMBS, securitized mortgage loans, and other mortgage and mortgage related investments.
The following is a summary of our target assets at June 30, 2016:

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
Financing Strategy
We use leverage primarily for the purpose of financing our investment portfolio and increasing potential returns to our stockholders and not for speculative purposes. The amount of leverage we choose to employ for particular assets will depend upon a variety of factors, which include the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility and other risks inherent in those assets and the creditworthiness of our financing counterparties. We had an aggregate debt-to-equity multiple of 3.43 times at June 30, 2016, which multiple reflects the aggregate of our borrowings under repurchase agreements and securitized debt (based upon fair value) to our total stockholders’ equity.
We continue to have available capacity under our master repurchase agreements. However, such agreements are generally uncommitted and are renewable at the discretion of our lenders. We finance our Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio in the range between approximately eight-to-one and ten-to-one and finance our non-Agency RMBS with repurchase agreements generally targeting, in the aggregate, a debt-to-equity leverage ratio of approximately three-to-one. Our target and actual leverage may vary from time to time based on availability of financing and our assessment of market conditions. The terms of our repurchase agreements are typically one to six months at inception, but in some cases may have initial terms that are shorter or longer, up to 24 months. At June 30, 2016, we had master repurchase agreements with 24 counterparties. As a matter of routine business, we may have discussions with additional financial institutions with respect to expanding our repurchase agreement borrowing capacity. As of June 30, 2016, we had $2,269,853 of borrowings outstanding under our repurchase agreements with 16 counterparties collateralized by $1,312,753 of Agency RMBS and $1,171,200 of non-Agency RMBS (which included $118,443 of non-Agency RMBS that were eliminated from our balance sheet in consolidation with VIEs), and $155,904 of other investment securities. (See Notes 8, 9 and 10 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)
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
At June 30, 2016, our Swaps had an aggregate notional balance of $42,000 with a weighted average fixed-pay rate of 1.53% and a weighted average term to maturity of 4.0 years. Our Swaps have the economic effect of modifying the repricing characteristics on repurchase borrowings equal to the aggregate notional balance of our Swaps. Pursuant to our Swaps, we pay a fixed rate of interest and receive a variable rate of interest, generally based on three-month LIBOR, on the notional amount of the Swap. (See Note 11 to the consolidated financial statements included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)
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
We expect that any gains recognized in connection with the settlement of our derivative transactions that we identify for tax purposes to hedge indebtedness incurred or to be incurred to acquire real estate assets would not constitute gross income for purposes of the REIT 75% and 95% gross income tests. To date, we have identified our Swap and Swaptions as tax hedges and identified Short TBA Contracts entered into since May 2016 as tax hedges.
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
Timing differences between our GAAP and taxable net income arise as a result of temporary differences between when certain revenue or expense items are recognized in earnings. Such timing differences are expected to reverse over time and may cause significant short-term variances between GAAP and taxable net income. For the six months ended June 30, 2016, the primary differences between our GAAP and taxable income arose from the following: (1) unrealized gain/(losses) that are recognized for GAAP purposes are not recognized for tax purposes; (2) discount accretion on non-Agency RMBS was less for tax purposes than for GAAP; (3) gains and losses on the termination of Swaps and Swaptions were recognized in the period that the Swap or Swaption was terminated for GAAP purposes, while such gains/(losses) are recognized over the remaining term of the Swap or the term of the Swap underlying the Swaption for tax purposes; and (4) purchase premium amortization on Agency RMBS was higher for tax purposes than for GAAP. In addition, we hold certain securities that were issued with original issue discount (or, OID). We generally recognize OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which OID is recognized into taxable income is calculated using a constant yield to maturity, without a loss assumption provision. As a result, for tax purposes, REIT taxable income with respect to securities with OID may be recognized in excess of GAAP income or in advance of the corresponding cash flow from these assets. The differences discussed above with respect to our Agency and non-Agency RMBS may also impact the difference between net gains we recognized under GAAP compared to tax. In addition, certain permanent differences between our GAAP income and our taxable income arise when items are recognized for GAAP purposes which will never affect the calculation of taxable income.
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
Recent Market Conditions and Our Strategy during the Quarter Ended June 30, 2016
General:
In the second quarter of 2016, long-term interest rates continued their decline which began late in the first quarter of 2016, while short-term borrowing rates moved slightly higher, as the market anticipated a rate increase by the Federal Open Market Committee (or, FOMC). However, despite the U.S. Federal reserve’s goal of normalizing short-term interest rates, economic data continued to show weakness, with slow growth in Europe and China and slow growth in U.S. payrolls. As a result, the FOMC did not increase the target federal funds rate during the second quarter 2016. During its July 2016 meeting, the FOMC again maintained the federal funds rate at a range of 0.25% to 0.50%, citing that global economics and financial developments influenced their decision.
Reflecting the weak economic data, during the second quarter of 2016, bond prices increased and yields, which move inversely with prices, declined. The 10-year U.S. Treasury yield, which began 2016 at 2.27%, hit a low of 1.66% in mid-February, closed at 1.77% on March 31, 2016, and ended at 1.47% on June 30, 2016, following market reaction to the British Referendum to exit the European Union.

The table below presents quarterly information about rates for two and ten-year U.S. Treasuries, ten-year Swap rates and the spread between the two and ten year U.S. Treasury rate for the quarterly periods presented:

Table 1
	High	Low	Average	Quarter End	High	Low	Average	Quarter End
Quarter Ended	Ten-Year U.S. Treasury Rate				Ten-Year Swap Rate
June 30, 2016	1.93%	1.44%	1.75%	1.47%	1.80%	1.34%	1.61%	1.39%
March 31, 2016	2.27%	1.66%	1.91%	1.77%	2.19%	1.46%	1.78%	1.66%
December 31, 2015	2.34%	1.97%	2.18%	2.27%	2.24%	1.95%	2.10%	2.19%
September 30, 2015	2.45%	2.00%	2.22%	2.04%	2.52%	2.00%	2.28%	2.00%
June 30, 2015	2.48%	1.84%	2.16%	2.35%	2.52%	2.00%	2.27%	2.00%
	Two-Year U.S. Treasury Rate				Spread Between Two and Ten Year U.S. Treasury Rate
June 30, 2016	0.92%	0.58%	0.77%	0.58%	1.01%	0.86%	0.98%	0.89%
March 31, 2016	1.05%	0.65%	0.83%	0.72%	1.22%	1.01%	1.08%	1.05%
December 31, 2015	1.09%	0.55%	0.82%	1.05%	1.25%	1.42%	1.36%	1.22%
September 30, 2015	0.81%	0.54%	0.68%	0.63%	1.64%	1.46%	1.54%	1.41%
June 30, 2015	0.73%	0.48%	0.60%	0.64%	1.75%	1.36%	1.56%	1.71%
Our net income for the second quarter of 2016 was negatively impacted by realized and unrealized losses on our derivative instruments, net. During the second quarter of 2016, we repositioned our economic hedges, which is expected to provide greater stability to our net asset value. To effect this change, all Swaps and Swaptions associated with our Agency RMBS portfolio and related borrowings were terminated or allowed to expire, resulting in net realized losses of $17,971 of which $17,535 were included in unrealized losses at March 31, 2016. At June 30, 2016, our remaining Swaps, which had a notional balance of $42,000, were economically associated with our non-Agency RMBS and related borrowings. Our effective net interest rate spread increased to 2.82% for the second quarter of 2016, compared to 2.65% for the three months ended March 31, 2016, primarily driven by the reduction in our Swap and Swaption costs. (See Tables 21 and 22 below.)
Investment Strategy:
The following table presents the composition of our investment portfolio as a percentage of total investments as of June 30, 2016, March 31, 2016 and December 31, 2015:

Table 2	June 30, 2016	March 31, 2016	December 31, 2015
Rate Investments:
Agency pass-through RMBS, at fair value	47.7%	50.6%	52.3%
Agency IO, at fair value	1.4	1.6	1.9
Total Agency RMBS, at fair value	49.1	52.2	54.2
Credit Investments:
Non-Agency RMBS, at fair value	38.0	36.1	34.8
Securitized mortgage loans, at fair value	5.6	5.1	4.9
Other investments, at fair value	1.6	1.5	1.3
Other investment securities, at fair value(1)	5.7	5.1	4.8
	50.9	47.8	45.8
	100.0%	100.0%	100.0%

(1)	Other investment securities at June 30, 2016 were comprised of investments in Agency Risk Sharing Securities and SBC-MBS.

Agency RMBS Portfolio/Interest Rate Hedges:
During the second quarter of 2016, our Agency RMBS portfolio experienced a monthly fair value weighted average CPR of 10.6%, comprised of 10.4% CPR on Agency pass-through securities and 16.8% on Agency IO securities. During the second quarter of 2016, the maximum average monthly CPR for our Agency RMBS was experienced in May, with an overall CPR of 11.5% comprised of 11.3% on Agency pass-through securities and 16.7% on Agency IO securities in the aggregate.
The following table presents the composition and estimated fair value and net unrealized gain/(loss) position with respect to our Agency RMBS portfolio at June 30, 2016, March 31, 2016 and December 31, 2015:

Table 3	June 30, 2016		March 31, 2016		December 31, 2015
Agency RMBS Collateral Type	Estimated Fair Value	Unrealized Gain/(Loss), Net	Estimated Fair Value	Unrealized Gain/(Loss), Net	Estimated Fair Value	Unrealized Gain/(Loss), Net
30-Year Fixed:
3.5% coupon	$537,330	$8,456	$623,281	$1,984	$527,657	$(7,822)
4.0% coupon	575,218	9,535	683,649	6,319	983,536	(3,916)
	1,112,548	17,991	1,306,930	8,303	1,511,193	(11,738)
ARMs	243,929	(4,825)	269,240	(4,155)	289,057	(2,723)
Agency IO	41,470	(8,293)	49,975	(5,547)	57,354	(424)
Agency Inverse IO	—	—	—	—	6,752	(112)
Total	$1,397,947	$4,873	$1,626,145	$(1,399)	$1,864,356	$(14,997)

During the second quarter of 2016, we replaced Swaptions and Swaps that served as economic hedges associated with our Agency portfolio and associated borrowings, with Short TBA Contracts. Among other things, we believe this change will reduce the net market value risk of our Agency RMBS as a result of changes in market interest rates and interest rate spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. The following table presents information with respect to our Swaps, Swaptions and TBA Contracts at June 30, 2016, March 31, 2016 and December 31, 2015:

Table 4	June 30, 2016	March 31, 2016	December 31, 2015
Swaps:
Notional amount	$42,000	$1,287,000	$1,687,000
Estimated fair value	$(1,274)	$(7,767)	$(7,134)
Weighted average fixed pay rate	1.53%	1.19%	1.43%
Weighted average months to maturity	48	23	41

Swaptions Purchase Contracts:
Notional amount	$—	$425,000	$875,000
Estimated fair value	$—	$77	$1,244
Weighted average term to expiration (months)	—	4	5
Weighted average underlying Swap term (months)	—	109	108
Weighted average underlying Swap fixed pay rate	—%	3.05%	2.92%

Swaptions Sale Contracts:
Notional amount	$—	$300,000	$300,000
Estimated fair value	$—	$(10,813)	$(3,381)
Weighted average term to expiration (months)	—	5	8
Weighted average underlying Swap term (months)	—	105	105
Weighted average underlying Swap fixed pay rate	—%	1.97%	1.97%

Long TBA Contracts:
Notional amount	$—	$100,000	$100,000
Estimated fair value	$—	$378	$(195)

Short TBA Contracts:
Notional amount	$868,000	$—	$—
Estimated fair value	$(7,628)	$—	$—
Credit Investments:
The net value of our non-Agency RMBS portfolio increased slightly at June 30, 2016 from March 31, 2016. The non-Agency market maintained stable credit enhancement and steady home price appreciation. We accreted $9,849 of purchase discounts on non-Agency RMBS into interest income during the three months ended June 30, 2016.

Our credit investments were comprised of the following at June 30, 2016, March 31, 2016 and December 31, 2015:

Table 5	June 30, 2016	March 31, 2016	December 31, 2015
Non-Agency RMBS (at fair value)	$1,080,501	$1,126,720	$1,197,226
Securitized mortgage loans (at fair value)	160,206	159,301	167,624
Other investments	45,724	45,644	45,233
Other investment securities:
Risk Sharing Securities - Freddie Mac (at fair value)	46,900	46,649	47,232
Risk Sharing Securities - Fannie Mae (at fair value)	53,816	52,381	51,424
SBC-MBS (at fair value)	59,680	60,887	64,607
SBA-IO (at fair value)	—	—	2,927
Total	$1,446,827	$1,491,582	$1,576,273
As of June 30, 2016, we had: (a) $3,919 of advances outstanding under a warehouse line; (b) $31,045 of legal title to real estate associated with BFT Contracts; and (c) $10,760 of mortgage loans, all of which were related to our Seller Financing Program. We provide warehouse advances to our Seller Financing Program counterparty to fund the acquisition of single-family homes primarily located in the southeastern U.S. We are not currently expanding our Seller Financing Program.
Borrowings:
During the second quarter of 2016, borrowings under repurchase agreements remained readily available from counterparties for repurchase agreements collateralized by Agency RMBS, non-Agency RMBS and residential whole loans. In light of the pending Merger, the term of certain borrowings at June 30, 2016 were shorter than previous terms. As excess cash becomes available, we may utilize such cash to repay certain of our repurchase borrowings at maturity.
Following an increase in market interest rates for repurchase borrowings collateralized by Agency RMBS in December 2015, such rates stabilized in the first quarter of 2016, and remained at similar levels for the three months ended June 30, 2016. With respect to repurchase borrowings collateralized by non-Agency RMBS and other investment securities, counterparties continued to offer financing on securities purchased from others at competitive levels. Spreads to LIBOR on non-Agency repurchase borrowings for the three months ended June 30, 2016 were relatively consistent with such borrowing spreads to LIBOR during the first quarter of 2016.
Results of Operations
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
For the three months ended June 30, 2016, we had net income of $20,298, or $0.52 per basic and diluted common share, compared to a net loss of $10,032, or ($0.43) per basic and diluted common share, for the three months ended June 30, 2015. Our results of operations for the three months ended June 30, 2016 were positively impacted by other income of $4,402 which was partially off-set by merger related costs of $1,321 and our net income for the three months ended June 30, 2015 were negatively impacted by other losses of $36,866, as discussed below.
Net Interest Income
Our net interest income is significantly impacted by the amount of leverage we use, our interest rate spread and our net interest margin. Interest rate spread measures the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities, while net interest margin reflects net interest income divided by average interest-earning assets. For the three months ended June 30, 2016 and June 30, 2015, we earned interest income of $31,617 and $41,618, respectively, and incurred interest expense of approximately $8,243 and $8,234, respectively, which was primarily related to our borrowings under repurchase agreements. The $10,010 decrease in our net interest income reflects lower investment balances, as we reduced our leverage, and the decrease in net interest rate spread and net interest margin for the three months ended June 30, 2016, compared to June 30, 2015. For the three months ended June 30, 2016, we had average debt-to-equity of 3.61 times, compared to 4.12 times for the three months ended June 30, 2015. We had an interest rate spread and net interest margin of 2.95% and 3.17% for the three months ended June 30, 2016, respectively, compared to 3.34% and 3.48%, respectively, for the three months ended June 30, 2015. The decrease in our interest rate spread and net interest margin reflects the increase in our funding costs and the slight reduction in the yield on our interest earning assets, compared to the three months ended June 30,

2015; the reduction in our net interest margin also reflects our lower leverage for the current quarter compared to the second quarter of 2015.
Actual prepayments may cause future premium amortization on our Agency RMBS and resulting yields to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income and resulting yields recognized on our non-Agency RMBS in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the three months ended June 30, 2016 and 2015:

Table 6	Three Months Ended June 30, 2016
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average investment balance (2)	$1,539,119	$1,252,384	$154,360	$2,945,863
Total interest income	$10,064	$18,323	$3,230	$31,617
Weighted average CPR	10.57%	6.39%	6.36%	8.60%
Yield on average assets	2.62%	5.85%	8.37%	4.29%
Average balance of associated repurchase agreements	$1,393,096	$965,519	$85,299	$2,443,914
Average balance of securitized debt (3)	$—	$—	$15,010	$15,010
Total interest expense	$2,367	$5,070	$806	$8,243
Average cost of funds (4) (5)	0.68%	2.10%	3.21%	1.34%
Net interest income	$7,697	$13,253	$2,424	$23,374
Net interest rate spread	1.94%	3.75%	5.16%	2.95%
Total interest expense including net interest cost of Swaps (6)	$3,080	$5,070	$900	$9,050
Effective cost of funds (6)	0.88%	2.10%	3.59%	1.47%
Net interest income including net interest cost of Swaps	$6,984	$13,253	$2,330	$22,567
Effective net interest rate spread (6)	1.74%	3.75%	4.78%	2.82%

	Three Months Ended June 30, 2015
	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$2,145,667	$1,479,534	$172,627	$3,797,828
Total interest income	$15,830	$22,165	$3,623	$41,618
Weighted average CPR	8.6%	4.8%	5.1%	6.2%
Yield on average assets	2.92%	5.93%	8.31%	4.34%
Average balance of associated repurchase agreements	$1,957,927	$1,163,225	$94,330	$3,215,482
Average balance of securitized debt (3)	$—	$—	$28,582	$28,582
Total interest expense	$1,881	$5,361	$992	$8,234
Average cost of funds (4) (5)	0.38%	1.82%	3.19%	1.00%
Net interest income	$13,949	$16,804	$2,631	$33,384
Net interest rate spread	2.54%	4.11%	5.12%	3.34%
Total interest expense including net interest cost of Swaps (6)	$6,667	$5,361	$1,126	$13,154
Effective cost of funds (6)	1.35%	1.82%	3.62%	1.60%
Net interest income including net interest cost of Swaps	$9,163	$16,804	$2,497	$28,464
Effective net interest rate spread (6)	1.57%	4.11%	4.69%	2.74%

(1)	Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Reflects the average unpaid principal balance.
(Notes continued on next page.)

(Notes continued.)

(4)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

As of June 30, 2016, our repurchase agreement borrowings collateralized by Agency RMBS had initial terms of up to two months with haircut (or, the percentage by which the collateral value is contractually required to exceed the loan amount) requirements ranging from 3.0% to 5.0% and financing rates from 0.65% to 0.74%; our repurchase agreement borrowings collateralized by non-Agency RMBS and other investment securities had initial terms of up to twenty four months with haircut requirements ranging from 10.0% to 40.0% and financing rates from 1.44% to 2.95%.
The following table presents the cost of funds and effective cost of funds for our repurchase agreement borrowings by type of collateral pledged for the periods presented:

Table 7	Three Months Ended June 30,
	2016		2015
Collateral Pledged:	Cost of Funds	Effective Cost of Funds(1)	Cost of Funds	Effective Cost of Funds(1)
Agency RMBS	0.68%	0.88%	0.38%	1.35%
Non-Agency RMBS and other credit investments(2)	2.10	2.10	1.82	1.82
Securitized mortgage loans(3)	3.21	3.59	3.19	3.62
Total	1.34%	1.47%	1.00%	1.6%

(1)
The effective cost of funds for the periods presented includes interest expense for the periods and the net interest component for Swaps during the periods of $807 and $4,920, respectively. While we have not elected to apply hedge accounting for our Swaps, we view such instruments as an economic hedge against the impact of increases in interest rates on our borrowing costs. (See “Non-GAAP Financial Measures,” below.)

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

Gains/(Losses) on Derivative Instruments
The following table presents components of our gain/(loss) on derivative instruments for the periods presented:

Table 8	Three Months Ended June 30,
Components of Gain/(Loss) on Derivative Instruments	2016	2015
Net interest payments/accruals on Swaps(1)	$(807)	$(4,920)
Loss on the termination of Swaps, net(1)	(5,871)	—
Losses on the termination and expiration of Swaptions, net(1)	(12,100)	(6,170)
Losses on settlement of TBA Contracts, net(1)	(600)	—
Change in fair value of Swaps(2)	6,493	14,769
Change in fair value of Swaptions, net(2)	12,661	8,879
Change in fair value of TBA Contracts(2)	(7,646)	(95)
Total	$(7,870)	$12,463

(1)	Amounts are realized.

(2)	Amounts are unrealized.
In general, we expect that changes in the fair value of our derivative instruments will generally move inversely to changes in the fair value of our Agency pass-through RMBS, however changes in the value of derivatives relative to our Agency pass-

through RMBS may not off-set entirely. We note that the terms and benchmark interest rates associated with Swaps and Swaptions, which we had historically used as economic hedges, are not matched with our investments and that the notional amount of our derivatives is not equal to our investments. Further the value of our Swaps and Swaptions do not mitigate the impact of spread widening, which occurs when market spreads widen between the yield on RMBS relative to certain benchmark interest rates. During the three months ended June 30, 2016, we migrated from Swaps and Swaptions to Short TBA Contracts. We expect that our Short TBA Contracts, among other things, will mitigate the economic impact of changes in interest rates on our Agency RMBS portfolio. We realized aggregate net losses of $17,971 on terminations of Swaps and Swaptions, of which $17,535 was reflected in net unrealized losses on such instruments at March 31, 2016. (For a breakout of the components of our realized and unrealized gains and losses on our derivative instruments, see Notes 11(d) and 11(e) to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.) The timing and amount of realized and unrealized gains/(losses) associated with our derivative instruments cannot be predicted, as the value of such instruments generally moves inversely with changes in interest rates which cannot be predicted with any certainty. (For more information about derivative instruments we held at June 30, 2016 and December 31, 2015, see Note 11 to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.) The following table presents the notional amount and estimated fair value for each of our derivative instrument types at June 30, 2016 and December 31, 2015:

Table 9	June 30, 2016		December 31, 2015
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Swaps - assets	$—	$—	$693,000	$3,103
Swaptions - assets	—	—	875,000	1,244
Swaptions - (liabilities)	—	—	300,000	(10,237)
Swaps - (liabilities)	42,000	(1,274)	994,000	(3,381)
TBA Contracts - (liabilities)	868,000	(7,268)	100,000	(195)
Total derivative instruments, net	$910,000	$(8,542)	$2,962,000	$(9,466)
The following tables present our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the periods presented: (See “Non-GAAP Financial Measures,” below.)

Table 10	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Three Months Ended June 30, 2016
Effective interest expense	$3,080	$5,070	$900	$9,050
Effective cost of funds	0.88%	2.10%	3.59%	1.47%
Effective net interest income	$6,984	$13,253	$2,330	$22,567
Effective net interest rate spread	1.74%	3.75%	4.78%	2.82%
Three Months Ended June 30, 2015
Effective interest expense	$6,667	$5,361	$1,126	$13,154
Effective cost of funds	1.35%	1.82%	3.62%	1.60%
Effective net interest income	$9,163	$16,804	$2,497	$28,464
Effective net interest rate spread	1.57%	4.11%	4.69%	2.74%

(1)	Other credit investments were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the three months ended June 30, 2016 and 2015, we sold Agency RMBS of $174,245 and $792,820, respectively, realizing net gains/(losses) of $273 and ($4,276), respectively. During the three months ended June 30, 2016, we did not sell any non-Agency RMBS, and we sold non-Agency RMBS of $29,056 realizing net losses of $254 during the three months ended June 30, 2015.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, mortgage loan pools, other investment securities and securitized debt and, as a result, record changes in the estimated fair value of such instruments in earnings.
The following table presents amounts related to realized gains and losses, OTTI recognized and changes in estimated fair value of our assets and liabilities carried at fair value for the three months ended June 30, 2016 and June 30, 2015:

Table 11	Three Months Ended June 30,
	2016	2015
Realized gain on sale of RMBS, net	$273	$(4,530)
Realized gain on sale of other investment securities, net	—	102
Unrealized gain/(loss) on RMBS, net	7,599	(41,266)
OTTI recognized	(5,012)	(197)
Realized loss on derivatives, net (1)	(19,378)	(11,090)
Unrealized gain on derivatives, net	11,508	23,553
Unrealized gain/(loss) on other investment securities	3,726	(2,540)
Unrealized gain/(loss) on securitized mortgage loans, net	5,751	(1,896)
Unrealized gain on securitized debt	20	1,001
Total	$4,487	$(36,863)

(1)	Realized losses on derivatives include net interest payments/accruals on Swaps, net losses on the termination and expiration of Swaptions and net losses on the settlement of TBA Contracts.
Expenses
General and Administrative Expenses and Merger Costs: We reimburse our Manager for our allocable share of the compensation of our Chief Financial Officer/Treasurer/Secretary based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. We are responsible for our operating expenses, which include the cost of data and analytical systems, legal, accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, Board fees and expenses, compliance related costs, corporate insurance, and miscellaneous other operating costs. Costs for our third-party investment accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $3,664 and $3,655 for the three months ended June 30, 2016 and 2015, respectively. In addition we incurred Merger related expenses of $1,321 for the three months ended June 30, 2016, comprised primarily of legal fees. (See “Merger Agreement,” discussed above.)
Management Fee Expense: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of adjusted stockholders’ equity as defined in the Management Agreement, per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel, who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fees of $2,493 and $2,895 for the three months ended June 30, 2016 and 2015, respectively.
The management fees, expense reimbursements and the relationship between our Manager and us are discussed further in Note 13(a) to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report Form 10-Q.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
For the six months ended June 30, 2016, we had net income of $7,264, or $0.00 per basic share and diluted common share, compared to net income of $11,375, or $0.13 per basic share and diluted common share, for the six months ended June

30, 2015. Our results of operations for the six months ended June 30, 2016 and June 30, 2015 were significantly impacted by other losses of $24,838 and $40,286, respectively as discussed below.
Net Interest Income
Our net interest income was $49,554 for the six months ended June 30, 2016 compared to $64,848 for the comparative period in 2015. For the six months ended June 30, 2016 and June 30, 2015, we earned interest income of $66,478 and $80,913, respectively, and incurred interest expense of $16,924 and $16,065, respectively, which expense was primarily related to our borrowings under repurchase agreements. At June 30, 2016, we had securitized debt with a contractual balance of $13,382 with a fixed stated interest rate of 4.00%.
For the six months ended June 30, 2016, we had average debt-to-equity of 3.74 times, compared to 4.10 times for the six months ended June 30, 2015. This decrease in leverage reflects our use of lower leverage on our Agency and non-Agency RMBS. Our interest rate spread and net interest margin were 2.97% and 3.20% for the six months ended June 30, 2016, respectively, compared to 3.33% and 3.41%, respectively, for the six months ended June 30, 2015, as the yields on our earning assets declined and interest rates on our borrowings increased.
The impact of our Swaps is not reflected in our net interest rate spread and net interest margin. However, when making investment decisions, we consider our effective cost of borrowings, which includes the net interest component of our Swaps. (See Tables 14, 21 and 22 below.)
The yield on our Agency RMBS for the six months ended June 30, 2016 decreased to 2.76% from 2.93% for six months ended June 30, 2015. This decrease primarily reflects our migration to Agency RMBS backed by ARMs and lower coupon fixed rate bonds. Actual prepayments and changes in expectations about prepayment rates, which reflect market fundamentals at the time of assessment, may cause future premium amortization on our Agency RMBS to vary significantly over time. In addition, changes in the performance, or performance expectations, with respect to our non-Agency RMBS may significantly impact the amount of income recognized in future periods on such investments.
The following tables present certain information regarding our interest-earning assets, interest-bearing liabilities and the components of our net interest income for the six months ended June 30, 2016 and 2015:

Table 12
	Six Months Ended June 30, 2016
Collateral	Agency	Non-Agency and Other Credit Investments (1)	Securitized Mortgage Loans	Total
Average balance (2)	$1,613,024	$1,322,761	$156,770	$3,092,555
Total interest income	$22,286	$37,696	$6,496	$66,478
Yield on average assets	2.76%	5.70%	8.29%	4.30%
Average balance of associated repurchase agreements	$1,457,770	$993,031	$87,046	$2,537,847
Average balance of securitized debt	$—	$—	$16,460	$16,460
Total interest expense	$4,833	$10,413	$1,678	$16,924
Average cost of funds (3) (4)	0.66%	2.10%	3.24%	1.33%
Net interest income	$17,452	$27,284	$4,818	$49,554
Net interest rate spread	2.10%	3.60%	5.05%	2.97%
Total interest expense including net interest cost of Swaps	$7,989	$10,413	$1,883	$20,285
Effective cost of funds (6)	1.10%	2.10%	3.64%	1.59%
Net interest income including net interest cost of Swaps	$14,297	$27,283	$4,613	$46,193
Effective net interest rate spread (5)	1.67%	3.60%	4.65%	2.71%
(Tables and notes continued on next page.)

(Tables and notes continued.)

Table 13
	Six Months Ended June 30, 2015
Collateral	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Average balance (2)	$2,194,127	$1,447,923	$145,164	$3,787,214
Total interest income	$32,351	$42,772	$5,790	$80,913
Yield on average assets	2.93%	5.88%	9.56%	4.31%
Average balance of associated repurchase agreements	$2,010,378	$1,133,198	$92,443	$3,236,019
Average balance of securitized debt	$—	$—	$29,995	$29,995
Total interest expense	$3,761	$10,527	$1,777	$16,065
Average cost of funds (3) (4) (5)	0.37%	1.85%	2.89%	0.98%
Net interest income	$28,590	$32,245	$4,013	$64,848
Net interest rate spread	2.56%	4.03%	6.67%	3.33%
Total interest expense including net interest cost of Swaps	$13,376	$10,527	$2,046	$25,949
Effective cost of funds (6)	1.32%	1.85%	3.32%	1.58%
Net interest income including net interest cost of Swaps	$18,975	$32,245	$3,744	$54,964
Effective net interest rate spread (5)	1.61%	4.03%	6.24%	2.73%

(1)	Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the periods presented.

(2)	Amount reflects amortized cost, which does not include unrealized gains and losses.

(3)	Cost of funds by investment type is based on the underlying investment type of the assets pledged as collateral.

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

Swaps and Swaptions
While we have historically viewed our Swaps and Swaptions as economic hedges against increases in future market interest rates associated with our repurchase agreement borrowings, we have not elected hedge accounting under GAAP. Alternatively, we present the “effective cost of funds” to reflect our interest expense adjusted to include the interest component for our Swaps that would be reported had we elected and qualified for hedge accounting for such instruments. We believe that the presentation of our effective cost of funds, which is a non-GAAP financial measure, is useful for investors as it presents our borrowing costs as viewed by us. (See “Non-GAAP Financial Measures,” below and Note 11 to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.)

The following table presents our effective interest expense, effective cost of funds, effective net interest income and effective net interest rate spread, which amounts are non-GAAP financial measures as they include the net interest component of our Swaps, for the six months ended June 30, 2016 and June 30, 2015. (See Tables 21 and 22, below.)

Table 14
Six Months Ended June 30, 2016	Repurchase Borrowings on Agency RMBS	Repurchase Borrowings on Non-Agency RMBS and Other Credit Investments(1)	Repurchase Borrowings and Securitized Debt Associated with Securitized Mortgage Loans (2)	Total
Effective interest expense	$7,989	$10,413	$1,883	$20,285
Effective cost of funds	1.10%	2.10%	3.64%	1.59%
Effective net interest income	$14,297	$27,283	$4,613	$46,193
Effective net interest rate spread	2.10%	3.60%	5.05%	2.97%
Six Months Ended June 30, 2015
Effective interest expense	$13,376	$10,527	$2,046	$25,949
Effective cost of funds	1.32%	1.85%	3.32%	1.58%
Effective net interest income	$18,975	$32,245	$3,744	$54,964
Effective net interest rate spread	1.61%	4.03%	6.24%	2.73%

(1)	Other credit investments presented were comprised of investments in Agency Risk Sharing Securities, SBC-MBS and other investments for the periods presented.

(2)
Our securitized debt and repurchase borrowings associated with non-Agency RMBS issued through our securitizations are legally collateralized by the securities pledged. However, such securities are eliminated from our consolidated balance sheet and the securitized mortgage loans are presented.

Realized and Unrealized Gains/(Losses) on Investments and Securitized Debt
During the six months ended June 30, 2016 and 2015, we sold Agency RMBS of $580,967 and $1,275,059, respectively, realizing net gains/(losses) of ($539) and $185, respectively, and sold non-Agency RMBS of $66,077 and $179,496, respectively, realizing net gains of $1,134 and $3,823, respectively. From time to time we sell certain securities to balance our portfolio to address actual and anticipated market conditions.
We have elected the fair value option for all of our RMBS, securitized mortgage loans, other investment securities and securitized debt and given that we do not apply hedge accounting, our derivatives are carried at fair value. As a result, we record the change in estimated fair value of each of these instruments in earnings.

The following table presents amounts related to realized gains and losses as well as changes in estimated fair value of our RMBS, securitized mortgage loans, securitized debt, other investment securities and derivative instruments, all of which are included in our consolidated statements of operations, for the six months ended June 30, 2016 and June 30, 2015:

Table 15	Six Months Ended
	June 30, 2016	June 30, 2015
Realized gain on sale of RMBS, net	$595	$4,008
Realized gain/(loss) on sale of other investment securities, net	(26)	102
Unrealized gain on RMBS, net	11,280	(26,486)
OTTI recognized	(5,707)	(2,772)
Realized gain/(loss) on derivatives, net (1)	(45,220)	(21,893)
Unrealized gain/(loss) on derivatives, net (2)	8,876	7,835
Unrealized (loss) on other investment securities	3,418	(2,569)
Unrealized gain/(loss) on securitized mortgage loans, net	1,992	466
Unrealized gain on securitized debt	22	1,014
Total	$(24,770)	$(40,295)

(1)
For the six months ended June 30, 2016 and June 30, 2015 amounts include net interest payments (made)/received, including accrued amounts, associated with our Swaps, realized losses on terminations and expirations of Swaptions and losses on settlement of TBA Contracts. (For detailed information about these items, see Note 11(d) to the consolidated financial statements included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)

(2)
For the six months ended June 30, 2016 and June 30, 2015, we recognized net unrealized gains/(losses) of $5,859 and ($707), respectively, related to the change in fair value of our Swaps, $10,090 and $9,181, respectively, related to the change in fair value of our Swaptions and ($7,073) and($639), respectively, related to the change in fair value of our TBA Contracts.

At June 30, 2016, we had Swaps with an aggregate notional amount of $42,000, a weighted average fixed pay rate of 1.53% and a weighted average term to maturity of 4.0 years. We had no Swaptions at June 30, 2016, as all Swaptions outstanding at March 31, 2016 were terminated or allowed to expire during the three months ended June 30, 2016.
Expenses
General and Administrative Expenses: We are responsible for our operating expenses, which include the cost of data and analytical systems, outsourced accounting, due diligence, prime brokerage and banking fees, professional services, including auditing and legal fees, Board fees and expenses, compliance related costs, corporate insurance and miscellaneous other operating costs. We reimburse our Manager, or its affiliates, for our allocable share of the compensation of our Chief Financial Officer based on the percentage of his time spent on our affairs and for other corporate finance, tax, accounting, legal, risk management, operations, compliance and other non-investment professional personnel of our Manager or its affiliates who spend all or a portion of their time managing our affairs. Costs we incur for our third-party accounting services and clearing costs we incur for security and repurchase transactions vary based on the size of our portfolio and transaction activity. We incurred general and administrative expenses of $7,238 and $7,505 for the six months ended June 30, 2016 and 2015, respectively. In addition we incurred Merger related expenses of $4,936 for the six months ended June 30, 2016. (See “Merger Agreement,” discussed above.)
Management Fee: Under the terms of the Management Agreement, our Manager is entitled to a management fee calculated and payable quarterly in arrears in an amount equal to 1.5% of our stockholders’ equity (as defined in the Management Agreement), per annum. Our Manager uses the proceeds from the management fee, in part, to pay compensation to certain of its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Pursuant to our Management Agreement, we incurred management fee expenses of $5,278 and $5,682 for the six months ended June 30, 2016 and June 30, 2015, respectively.
The management fees, expense reimbursements and the relationship with our Manager are discussed further in Note 13(c) to the consolidated financial statements, included under Item 1 in this Quarterly Report on Form 10-Q.
Dividends
We have had 6,900,000 shares of Preferred Stock outstanding since September 20, 2012. No dividends may be paid on our common stock unless full cumulative dividends have been paid on our Preferred Stock, all of which have been paid to date.

The following table presents cash dividends we have declared on our Preferred Stock from January 1, 2015 through June 30, 2016:

Table 16
Declaration Date	Record Date	Payment Date	Dividend per Share
June 16, 2016	June 30, 2016	July 29, 2016	$0.50
March 17, 2016	March 31, 2016	April 29, 2016	$0.50
December 17, 2015	December 31, 2015	January 30, 2016	$0.50
September 17, 2015	September 30, 2015	October 30, 2015	$0.50
June 17, 2015	June 30, 2015	July 31, 2015	$0.50
March 19, 2015	March 31, 2015	April 30, 2015	$0.50
The following table presents cash dividends we declared on our common stock from January 1, 2015 through June 30, 2016:

Table 17
Declaration Date	Record Date	Payment Date	Dividend per Share
June 16, 2016	June 30, 2016	July 29, 2016	$0.48
March 17, 2016	March 31, 2016	April 29, 2016	$0.48
December 17, 2015	December 31, 2015	January 30, 2016	$0.48
September 17, 2015	September 30, 2015	October 30, 2015	$0.48
June 17, 2015	June 30, 2015	July 31, 2015	$0.48
March 19, 2015	March 31, 2015	April 30, 2015	$0.48
Liquidity and Capital Resources
General
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our net taxable income, excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for operations.
Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest received on the RMBS portfolios, cash generated from operating results and, depending on market conditions, proceeds from capital market transactions, which to date have reflected issuances of common and preferred stock (collectively our “capital stock”). As part of managing our investment portfolio, we may also generate cash through sales of RMBS. Cash is needed to fund our ongoing obligations, make payments of principal and interest on repurchase agreement borrowings, purchase target assets, meet margin calls, make dividend distributions to stockholders and for other general business and operating purposes. In light of the pending Merger, the terms of certain borrowings at June 30, 2016 were shorter than previous terms.
Our primary sources of cash for the six months ended June 30, 2016 consisted of proceeds from repurchase facility borrowings, proceeds from sales of Agency and non-Agency RMBS and payments of principal and interest we received on our investment portfolio.
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
Stock Repurchase Plan
On November 6, 2013, the Board authorized the Repurchase Program to repurchase up to $50,000 of our outstanding common stock. Such authorization does not have an expiration date. Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate, using available cash resources. Shares of common stock repurchased by us under the Repurchase Program are canceled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock. The Repurchase Program may be suspended or discontinued by the Board at any time and without prior notice. Through June 30, 2016, we repurchased 360,800 shares of common stock at an average cost per share of $13.86, all of which were purchased during the three months ended September 30, 2015. At June 30, 2016, $45,000 of common stock remained authorized for future share repurchases under the Repurchase Program.
Investing Activity
During the six months ended June 30, 2016, we (i) invested $7,863 associated with our Seller Financing Program; (ii) received prepayments and scheduled principal amortization of $91,925 for Agency RMBS, $109,365 for non-Agency RMBS and $472 associated with our Seller Financing Program; and (iii) sold Agency RMBS of $580,967 realizing aggregate net losses of $539 and sold $66,077 of non-Agency RMBS realizing net gains of $1,134.
We receive interest-only payments with respect to the notional amount of Agency IO, Agency Inverse IO, and SBA-IO. Therefore, the performance of such instruments is extremely sensitive to prepayments on the underlying pool of assets. Unlike Agency RMBS, the market prices of an IO generally have a positive correlation to changes in interest rates. Generally, as market interest rates increase, prepayments on the mortgages underlying an IO will decrease, which in turn is expected to increase the cash flow and the value of such securities; inverse results are expected with respect to decreases in market interest rates. In addition to viewing Agency IO as attractive investments, we also view such instruments as an economic hedge, in part, against the impact that an increase in market interest rates would have on our Agency RMBS. However, given that we had Agency IO with an aggregate notional balance of $515,081, the overall impact of Agency IO in off-setting the impact of increases in interest rates on the value of our Agency RMBS portfolio is minimal. During the six months ended June 30, 2016, we sold all of our $6,633 of Agency Inverse IO securities, realizing an aggregate net loss of $136.
As of June 30, 2016, our non-Agency RMBS consisted primarily of RMBS backed by seasoned Subprime mortgages and, to a lesser extent, Alt-A and Option ARMs. The average cost basis of our non-Agency RMBS portfolio was 83.5% of par as of June 30, 2016. (For additional information about our RMBS portfolios as of June 30, 2016, see Note 4 to the consolidated financial statements included under Item 1 of Part I of this Quarterly Report on Form 10-Q.)
Financing Activity
We use repurchase agreements to finance a substantial majority of our Agency RMBS, non-Agency RMBS and other investment securities with such securities pledged as collateral to secure such borrowings. At June 30, 2016, we had outstanding repurchase agreement borrowings with 16 counterparties totaling $2,269,853. We continue to have available capacity under our repurchase agreements; however, our repurchase agreements are generally uncommitted and renewable at the discretion of our lenders. As of June 30, 2016, we had master repurchase agreements with 24 counterparties.

The following table presents certain information about our borrowings for the periods presented:

Table 18
	Repurchase Agreements			Securitized Debt (1)
Quarter Ended	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Month-End
June 30, 2016	$2,443,914	$2,269,853	$2,499,101	$15,010	$13,382	$14,873
March 31, 2016	$2,631,778	$2,549,708	$2,608,161	$17,909	$16,486	$18,056
December 31, 2015	$2,898,737	$2,898,347	$2,913,423	$20,566	$18,904	$20,840
September 30, 2015	$3,047,811	$3,011,025	$3,071,188	$24,708	$21,351	$24,730
June 30, 2015	$3,215,482	$3,177,679	$3,240,446	$28,582	$25,828	$28,883
March 31, 2015	$3,217,137	$3,303,385	$3,303,385	$31,321	$29,240	$31,026

(1)	The balances presented for securitized debt reflect the balance of such debt, which does not reflect the impact of changes in the fair value of such liability.
The following table presents information about our borrowings by type of collateral pledged, and the fair value of collateral pledged as of the dates presented and the weighted average interest rate, the cost of funds and effective cost of funds for the quarterly periods then ended:

Table 19
Quarterly Period Ended:	Principal Balance of Borrowing	Fair Value of Collateral Pledged (1)	Weighted Average Cost of Funds	Effective Cost of Funds (2)
June 30, 2016
Agency RMBS repurchase borrowings	$1,253,520	$1,312,753	0.68%	0.88%
Non-Agency RMBS and other investment securities repurchase borrowings	933,519	1,208,661	2.10	2.10
Securitized mortgage loans repurchase borrowings (3)	82,814	118,443	2.85	3.30
Total repurchase borrowings	2,269,853	2,639,857	1.32	1.45
Securitized debt	13,382	93,370	5.10	5.10
Total	$2,283,235	$2,733,227	1.34%	1.47%
March 31, 2016
Agency RMBS repurchase borrowings	$1,467,722	$1,542,699	0.64%	1.28%
Non-Agency RMBS and other investment securities repurchase borrowings	996,311	1,305,208	2.07	2.07
Securitized mortgage loans repurchase borrowings (3)	85,675	119,442	2.94	3.33
Total repurchase borrowings	2,549,708	2,967,349	1.28	1.66
Securitized debt	16,486	88,552	4.74	4.74
Total	$2,566,194	$3,055,901	1.30%	1.68%
June 30, 2015
Agency RMBS repurchase borrowings	$1,868,994	$1,955,767	0.38%	1.35%
Non-Agency RMBS and other investment securities repurchase borrowings	1,215,083	1,577,653	1.82	1.82
Securitized mortgage loans repurchase borrowings (3)	93,602	128,933	2.76	3.33
Total repurchase borrowings	3,177,679	3,662,353	0.97	1.57
Securitized debt	25,828	98,223	4.60	4.60
Total	$3,203,507	$3,760,576	1.00%	1.60%
March 31, 2015
Agency RMBS repurchase borrowings	$2,074,306	$2,192,291	0.37%	1.30%
Non-Agency RMBS and other investment securities repurchase borrowings	1,134,211	1,492,830	1.88	1.88
Securitized mortgage loans and mortgage loan repurchase borrowings (3)	94,868	130,672	2.15	3.08
Total repurchase borrowings	3,303,385	3,815,793	0.93	1.52
Securitized debt	29,240	101,261	4.69	4.69
Total	$3,332,625	$3,917,054	0.96%	1.58%

(Notes continued on the next page.)

(Notes continued.)

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

At June 30, 2016, haircuts ranged from 3% to 5% for our repurchase borrowings secured by Agency RMBS and 10.0% to 40.0% for repurchase borrowings secured by non-Agency RMBS and other investment securities. Under our repurchase agreements, each respective lender retains the right to mark the underlying collateral to fair value. A reduction in the value of pledged assets generally results in the lender initiating a margin call. Margin calls are satisfied when we pledge additional collateral in the form of securities and/or cash to the lender. We have met all margin calls to date.
Certain repurchase agreements and other transactional agreements subject us to financial covenants. An event of default or termination event would give certain of our counterparties the option to terminate all existing repurchase transactions with us and require amounts due to the counterparties by us to be payable immediately. We were in compliance with all of our financial covenants through June 30, 2016. At June 30, 2016, RMBS and other investment securities pledged as collateral to lenders as security for repurchase agreements totaled $2,639,857 (including securities that are eliminated in consolidation with VIEs) and RMBS held as a component of clearing margin totaled $3,383. Cash collateral held by counterparties is reported on our balance sheet as “Restricted cash” and, at June 30, 2016, was comprised of $14,658 provided in connection with repurchase borrowings and $9,605 provided in connection with derivative contracts.
Cash Flows and Liquidity for the Three Months Ended June 30, 2016
Our cash and cash equivalents decreased by $15,976 during the six months ended June 30, 2016, reflecting $624,778 used by financing activities, $18,551 provided by operating activities and $590,251 provided by investing activities. We held cash and cash equivalents of $104,168 at June 30, 2016. (See “Consolidated Statements of Cash Flows,” included under Item 1 of Part I of this Quarterly Report on Form 10-Q.)
Contractual Obligations and Commitments
The following table summarizes the effect on our liquidity and cash flows of our contractual obligations for principal and interest as of June 30, 2016:

Table 20
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements (1)	$2,269,853	$—	$—	$—	$2,269,853
Interest on repurchase agreements borrowings (2)	6,851	—	—	—	6,851
Total	$2,276,704	$—	$—	$—	$2,276,704

(1)	Amounts presented reflects the principal balance of our repurchase borrowings and do not include associated deferred financing costs of $3.

(2)
Interest expense is calculated based on the interest rate in effect at June 30, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the Management Agreement as such obligations, discussed below, do not have fixed and determinable payments, or our anticipated dividend on our Preferred Stock. (See Notes 13(a) and 16(b) to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q for a discussion with respect to our Management Agreement and Preferred Stock.) At June 30, 2016, we had securitized debt with a balance of $13,382 (and a fair value of $13,407) with a contractual interest rate of 4.00%. Our securitized debt is not included in the table above, as such debt is non-recourse to us and is only paid to the extent that the mortgage loans (in the securitization trust) collateralizing the debt pay.
(a) Merger Agreement
On February 26, 2016, we entered into a Merger Agreement, under which we will be acquired by ARI for an aggregate purchase price equal to 89.25% of AMTG’s Pricing Date Book Value, plus the assumption of $172,500 of AMTG’s Preferred

Stock. AMTG’s Pricing Date Book Value, and therefore the actual purchase price payable, will be subject to adjustment in the event that the closing of the transactions contemplated by the Merger Agreement does not occur by September 5, 2016. The aggregate number of shares of ARI common stock issuable under the Merger Agreement is limited to 13,400,000 shares at a value of $16.75 per share, and the remainder of the consideration will be paid in cash. Based upon the Pricing Date Book Value of $15.52 per share, upon closing of the merger transaction, each outstanding share of AMTG common stock will be converted into the right to receive (i) $6.86 in cash, without interest and (ii) 0.417571 shares of ARI common stock, reflecting an aggregate purchase price value of $616,151, based upon the closing price of ARI common stock on the NYSE on July 22, 2016, including the assumption of the $172,500 (liquidation preference) of our Preferred Stock; provided, however that the cash portion of the merger consideration may be subject to certain adjustments, as discussed above. In addition, each share of AMTG Preferred Stock will be converted into one share of preferred stock, par value $0.01 per share, of a newly-designated series of ARI preferred stock, which is expected to be designated as 8.00% Series C Cumulative Redeemable Perpetual Preferred Stock.
The Merger Agreement and related transactions were approved by all of the members of the Board (with the exception of Mark Biderman, who recused himself) upon the unanimous recommendation of a special committee of independent directors of our Board. Consummation of the merger transaction is subject to the satisfaction of customary closing conditions, including the registration and listing of the shares of ARI stock that will be issued in the merger transaction and the approval and adoption of the Merger Agreement by the holders of a majority of the shares of AMTG common stock entitled to vote on the transaction, including a majority of the votes entitled to be cast by persons unaffiliated with Apollo. ARI stockholder approval is not required in connection with the Merger. On July 27, 2016, we filed a definitive proxy statement/prospectus with the SEC and mailed such statement to our stockholders and ARI filed a definitive proxy statement/prospectus relating to the proposed transaction. The proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
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
For additional details regarding the terms and conditions of the Merger Agreement and related matters, refer to the definitive proxy statement/prospectus filed with the SEC and mailed to our stockholders on July 27, 2016, and to the Merger Agreement and other documentation filed as annexes thereto. The joint proxy statement/prospectus contains additional information regarding the proposed transaction, including risks associated with the proposed transaction.
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
We intend to make regular quarterly dividend distributions to holders of our common stock subject to restrictions contained in the Merger Agreement. U.S. Federal income tax law generally requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains and without regard to the deduction for dividends paid, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We have historically paid quarterly dividends on our Common Stock in an amount at least equal to our net taxable income, pursuant to the Merger Agreement, we may not declare a dividend on our common stock during the three months ended September 30, 2016, but expect to declare a quarterly dividend on our Preferred Stock in the event that the Merger does not close prior to September 30, 2016. Before we pay any dividend, whether for U.S. Federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debts payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. (See “Variances between GAAP Income and Taxable Income,” above.)
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
A reconciliation of the GAAP items discussed above to their non-GAAP measures presented in this Quarterly Report on Form 10-Q are as follows:

Table 21	Three Months Ended
	June 30, 2016		June 30, 2015
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$8,243	1.34%	$8,234	1.00%
Adjustment:
Net interest component of Swaps	807	0.13	4,920	0.60
Effective cost of funds	$9,050	1.47%	$13,154	1.60%
Average balance of borrowings	$2,443,914		$3,215,482

	Six Months Ended
	June 30, 2016		June 30, 2015
	Reconciliation	Cost of Funds/Effective Cost of Funds	Reconciliation	Cost of Funds/Effective Cost of Funds
Interest expense	$16,924	1.33%	$16,065	0.98%
Adjustment:
Net interest component of Swaps	3,361	0.26	9,884	0.60
Effective cost of funds	$20,285	1.59%	$25,949	1.58%
Average balance of borrowings	$2,537,846		$3,236,019

Table 22	Three Months Ended
	June 30, 2016		June 30, 2015
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$31,617	4.29%	$41,618	4.34%
Less: effective interest expense/effective cost of funds (1)	9,050	1.47	13,154	1.60
Effective net interest income	$22,567	2.82%	$28,464	2.74%
Average balance of interest-earning assets	$2,945,863		$3,797,828

	Six Months Ended
	June 30, 2016		June 30, 2015
	Reconciliation	Yield/Effective Cost of Funds/Spread	Reconciliation	Cost of Funds/Effective Cost of Funds/Spread
Interest income	$66,478	4.30%	$80,913	4.31%
Less: effective interest expense/effective cost of funds (1)	20,285	1.59	25,949	1.58
Effective net interest income	$46,193	2.71%	$54,964	2.73%
Average balance of interest-earning assets	$3,092,555		$3,787,214

(1)	As reconciled above in Table 21.

The following table presents the reconciliation from net income/(loss) allocable to common stockholders to operating earnings:

Table 23	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015 (1)	2016	2015 (1)
Net income/(loss) allocable to common stockholders	$16,726	$(13,635)	$144	$4,168
Adjustments to arrive at operating earnings:
Realized (gain)/loss on sale of RMBS, net	(273)	4,530	(595)	(4,008)
Realized (gain)/loss on sale of other investment securities, net	—	(102)	26	(102)
Unrealized (gain)/loss on RMBS, net	(7,599)	41,266	(11,280)	26,486
OTTI recognized	5,012	197	5,707	2,772
Unrealized (gain) on derivative instruments, net	(11,508)	(23,553)	(8,876)	(7,835)
Unrealized (gain)/loss on securitized mortgage loans, net	(5,751)	1,896	(1,992)	(466)
Unrealized (gain) on securitized debt	(20)	(1,001)	(22)	(1,014)
Unrealized (gain)/loss on other investment securities	(3,726)	2,540	(3,418)	2,569
Non-cash stock-based compensation expense	194	304	302	797
Realized loss on Swap and Swaption terminations, net	17,971	6,170	42,923	10,032
Realized (gain)/loss on settlement of TBA Contracts	600	—	(1,064)	1,977
Tax amortization of (loss) on Swaption terminations and expirations, net	(1,021)	(620)	(1,860)	(1,058)
Total adjustments to arrive at operating earnings	(6,121)	31,627	19,851	30,150
Operating earnings	$10,605	$17,992	$19,995	$34,318
Basic and diluted operating earnings per share	$0.33	$0.56	$0.63	$1.07
Merger related expenses	$1,321	$—	$4,936	$—
Operating earnings excluding merger related costs	$11,926	$17,992	$24,931	$34,318
Basic and diluted operating earnings per share, excluding merger related costs	$0.37	$0.56	$0.78	$1.07
Weighted average common shares outstanding- basic (2)	31,857	32,048	31,846	32,047

(1)	Prior presentation is conformed to the current presentation.

(2)	Amounts in thousands.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.
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

The following table presents information about our non-Agency RMBS and the mortgages underlying such securities at June 30, 2016. Information presented with respect to weighted average original loan-to-value, weighted average credit score reported by Fair Isaac Corporation (or, FICO), and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 24		Year of Securitization (1)
	2015	2014	2007	2006	2005	2004	2003 & Prior	Total
Portfolio Characteristics:
Number of Securities	3	4	9	33	54	55	35	193
Carrying Value/Estimated Fair Value	$60,236	$92,571	$55,193	$214,938	$345,267	$213,973	$98,323	$1,080,501
Amortized Cost	$60,330	$92,858	$47,550	$202,671	$348,898	$210,628	$95,728	$1,058,663
Current Par Value	$60,631	$93,321	$81,455	$269,236	$422,701	$234,528	$106,412	$1,268,284
Carrying Value to Current Par	99.35%	99.20%	67.76%	79.83%	81.68%	91.24%	92.40%	85.19%
Amortized Cost to Current Par	99.50%	99.50%	58.38%	75.28%	82.54%	89.81%	89.96%	83.47%
Net Weighted Average Coupon	3.18%	3.32%	1.88%	1.08%	1.22%	1.79%	2.37%	1.68%
Collateral Attributes:
Weighted Average Loan Age (in months)	100	106	113	121	132	144	164	130
Weighted Average Original Loan-to-Value	88.58%	78.59%	78.87%	78.90%	79.89%	79.61%	81.79%	80.13%
Weighted Average Original FICO	639	581	689	666	663	646	602	645
Performance:
60+ Days Delinquent	25.54%	53.33%	22.94%	24.19%	23.91%	20.67%	23.30%	25.83%
Average Credit Enhancement (2)	49.04%	52.80%	1.10%	21.30%	30.15%	28.20%	23.81%	28.94%
3 Month CPR (3)	11.19%	6.71%	5.84%	6.24%	6.05%	6.07%	5.87%	6.48%

(1)	Certain of our non-Agency RMBS have been resecuritized; however, the vintage and information presented is based on the initial year of securitization and the data available at that time.

(2)	Credit enhancement is expressed as a percentage of all outstanding mortgage loan collateral. Our RMBS may incur losses if credit enhancement is reduced to zero.

(3)	Amounts presented reflect the weighted average monthly performance for the three months ended June 30, 2016.

The following table presents certain characteristics about our securitized mortgage loans, all of which are first liens, at June 30, 2016. Information presented with respect to weighted average original loan-to-value, weighted average FICO score, and other information is aggregated based on information reported at the time of mortgage origination and, as such, do not reflect the impact of the general decline in home prices or changes in a mortgagee’s credit score.

Table 25	Year of Origination
	2009	2008	2007	2006	2005	2004 & Prior	Total
Portfolio Characteristics:
Number of loans	3	60	646	150	95	278	1,232
Current unpaid principal balance	$464	$12,412	$120,872	$24,193	$13,600	$20,816	$192,357
Loan Attributes:
Weighted Average Loan Age (in months)	83	99	108	116	130	163	116
Weighted Average Original-Loan-to-Value	72.81%	73.45%	80.32%	81.82%	76.28%	83.83%	80.14%
Weighted average original FICO	519	624	632	615	652	618	628
Net Weighted Average Original Coupon Rate	7.30%	6.32%	5.77%	5.93%	5.33%	6.55%	5.88%
Performance:
Current	—%	65.37%	75.30%	79.50%	80.26%	70.78%	74.87%
30 day delinquent	76.07%	12.31%	9.26%	7.90%	6.97%	10.63%	9.43%
60 days delinquent	—%	—%	3.10%	2.97%	3.56%	6.88%	3.32%
90+ days delinquent	—%	16.40%	6.33%	4.72%	3.69%	5.01%	6.43%
Bankruptcy/foreclosure	23.93%	5.92%	6.01%	4.91%	5.52%	6.70%	5.95%
The following table presents the fair value of our non-Agency RMBS at June 30, 2016, by original purchase price as a percentage of our par value by year of acquisition:

Table 26	Year of Acquisition
Acquisition Price (1)	2016	2015	2014	2013	2012 and Prior	Total	Percent of Total
>100%	$—	$4,245	$1,488	$1,376	$—	$7,109	0.7%
100% to 95%	18,832	85,503	75,495	15,878	4,748	200,456	18.5
<95% to 85%	9,189	105,663	70,406	119,372	24,693	329,323	30.5
<85% to 75%	5,722	10,644	69,412	116,083	48,312	250,173	23.2
<75% to 65%	13,159	5,611	19,841	49,260	68,565	156,436	14.5
<65%	—	6,733	8,566	8,591	113,114	137,004	12.6
Total	$46,902	$218,399	$245,208	$310,560	$259,432	$1,080,501	100.0%

(1)	Prices are expressed as a percentage of par value.

The mortgages underlying our non-Agency RMBS are located in various states across the U.S. The following table presents the five largest concentrations by state for the mortgages collateralizing our non-Agency RMBS at June 30, 2016 based on fair value:

Table 27
Property Location	Percent (1)
California	28.8%
New York	10.4
Florida	8.5
New Jersey	5.0
Texas	4.9
Other (2)	42.4
Total	100.0%

(1)	Percentages are weighted to reflect our proportional share for each of the securities we own.

(2)	Includes mortgages on properties located in each of the remaining 45 states and the District of Columbia, with no state concentration exceeding 3.4% of the total.
The following table presents certain information about the mortgage loans underlying our non-Agency RMBS at June 30, 2016:

Table 28
Underlying Mortgage Loan Collateral Type	Market Value	Percent of Total
Subprime	$726,212	67.2%
Alt-A	141,602	13.1
Option ARMs	212,687	19.7
Total	$1,080,501	100.0%
The following table presents the five largest state concentrations, in the aggregate, for mortgage loans included in our securitizations based on principal balance at June 30, 2016:

Table 29
Property Location	Principal Balance	Total Concentration
Florida	$35,635	17.8%
California	35,355	17.7
Maryland	16,287	8.1
Texas	12,370	6.2
New Jersey	10,898	5.4
Other states and the District of Columbia	89,594	44.8
Total	$200,139	100.0%
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
With respect to our results of operations and financial condition, increases in interest rates are generally expected to cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of our fixed-rate Agency pass-through RMBS to decrease; (iii) coupons on our variable rate investment assets to reset to higher interest rates; (iv) prepayments on our RMBS, mortgages and securitized mortgage loans to decline, thereby slowing the amortization of our Agency RMBS purchase premiums and the accretion of purchase discounts on our non-Agency RMBS and mortgage and securitized mortgage loans; (v) the value of our Agency IO securities to increase; and (vi) the value of our Short TBA Contracts and Swaps to increase. Conversely, decreases in interest rates are generally expected to have the opposite impact as those stated above. The timing and extent to which interest rates change, the specific terms of the mortgage loans underlying our RMBS, such as periodic and life-time caps and floors on ARMs, as well as other conditions in the market place will further impact our results of operations and financial condition.
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
Our Agency pass-through RMBS, which comprise the substantial majority of our Agency portfolio, are primarily fixed- rate securities. In general, as market interest rates increase the market prices for fixed-rate securities generally decrease; conversely, as market interest rates decrease the market prices for fixed-rate securities generally increase. We monitor the duration (or, the measure of sensitivity of the price of fixed income securities to changes in interest rates) of our Agency RMBS and derivatives, using empirical data as well as third-party models and may adjust our portfolio to maintain duration at a level that we believe is prudent in the current or anticipated interest rate environment. However, we believe that our Short TBA Contracts at June 30, 2016 will substantially off-set market value changes associated with our fixed-rate Agency RMBS. In a rising interest rate environment, the weighted average life of our Agency RMBS could extend significantly beyond the terms of our Swaps or other hedging instruments. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed beyond the term of the hedging instrument while the income earned on the remaining Agency RMBS would remain fixed for a period of time. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses. Variations in models and methodologies in measuring duration may produce differing results for the same securities or portfolio.

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
The sensitivity analysis table presented below shows the estimated impact of an instantaneous parallel shift in the yield curve, up and down 50 and 100 basis points, on the market value of our interest rate-sensitive investments, including derivative instruments and net interest income based on our portfolio at June 30, 2016, and assuming a static portfolio of assets. When evaluating the impact of changes in interest rates, prepayment assumptions and principal reinvestment rates are adjusted based on our Manager’s expectations. The analysis presented utilizes our Manager’s assumptions, models and estimates, which are based on our Manager’s judgment and experience. For example, given the low level of interest rates at June 30, 2016, we have assumed a floor on repurchase agreement borrowing rates of 25 basis points and we have assumed a floor of six basis points with respect to the variable rate that we receive on our Swaps.

Table 30
Basis Point Change in Interest Rates	Percentage Change in Projected Portfolio Value	Percentage Change in Projected Net Interest Income and Periodic Interest Settlements for Swaps
+100	1.05%	5.54%
+50	1.11%	5.27%
(50)	(0.52)%	(3.17)%
(100)	(1.17)%	(12.08)%
Certain assumptions have been made in connection with the calculation of the information set forth in the table above and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2016. The analysis presented utilizes assumptions and estimates based on our Manager’s judgment and experience. Furthermore, while we generally expect to retain such assets and the associated interest rate risk, future purchases and sales of assets could materially change our interest rate risk profile.
Spread Risk
When the market spread between the yield on our investment securities (comprised of Agency RMBS, non-Agency RMBS and other investment securities) and benchmark interest rates widens, our net stockholders’ equity (or, net book value) could decline if the value of our investment securities falls by more than the offsetting fair value increases on our hedging instruments, creating what we refer to as “spread risk”. The spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve, changes at or actions taken by GSEs, market liquidity, or changes in required rates of return on different assets. Consequently, while we have historically used Swaps and Swaptions as economic hedges to mitigate the impact of increases in interest rates, such instruments typically will not protect our portfolio value against spread risk. The increase in our TBA Contracts during the three months June 30, 2016 are expected to mitigate the future impact of changes in market interest rates and market spreads on our portfolio.

The table below quantifies the estimated changes in the fair value of our investment securities portfolio (including derivatives and other securities used as economic hedges) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 5, 15 and 25 basis points. The estimated impact of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate sensitivity table. The table below assumes interest rates and prices on our investment securities as of June 30, 2016. However, our portfolio's sensitivity to spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Table 31
Basis Points Change in Spread Shock	Percentage Change in Projected Portfolio Value	Estimated Change as a Percentage of Equity
(25)	0.80%	3.34%
(15)	0.48%	1.99%
(5)	0.16%	0.67%
+5	(0.16)%	(0.66)%
+15	(0.47)%	(1.97)%
+25	(0.78)%	(3.28)%
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
Counterparty Risk
We finance the acquisition of a significant portion of our investments with repurchase agreements. The aggregate of our repurchase agreement financings are reflected as a liability in our consolidated balance sheet. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the borrowing, as lenders apply a haircut. As a result, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral. (For additional information about our assets pledged as collateral as of June 30, 2016, see Note 9 to the consolidated financial statements, included under Item 1 of Part I in this Quarterly Report on Form 10-Q.)

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

The following table summarizes our exposure to our repurchase agreements and derivative counterparties at June 30, 2016:

Table 32
	Number of Counter-parties	Repurchase Agreement Borrowings	Derivatives at Fair Value	Exposure (1)	Exposure as Percent of Total Assets
North America:
United States	7	$1,125,129	$(5,287)	$207,389	6.9%
Canada (2)	1	251,459		72,396	2.4
	8	1,376,588	(5,287)	279,785	9.3
Europe: (2)
Switzerland	2	134,578	—	60,514	2.0
United Kingdom	1	10,897	—	5,344	0.2
Netherlands	1	239,908		14,358	0.5
France	1	174,150	—	22,218	0.7
	5	559,533	—	102,434	3.4
Asia: (2)
Japan	3	333,732	(3,255)	16,361	0.5
Total	16	$2,269,853	$(8,542)	$398,580	13.2%

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

We extend credit to our Seller Financing Program counterparty through a warehouse line, which is used by the counterparty to fund home purchases and improvements. Subsequent to purchasing and rehabilitating a home, our Seller Financing Program counterparty markets the home for sale, offering seller financing through either a BFT Contract or mortgage loan. Once the Seller Financing Program counterparty completes the transaction cycle, by entering into a BFT Contract or mortgage loan with a home buyer, we have the right of first refusal to purchase the corresponding BFT Contract or mortgage loan. The warehouse line is collateralized by a pledge of the ownership interest in the equity of our Seller Financing Program counterparty which holds title to the real estate properties funded with the warehouse line. At June 30, 2016, we had $3,919 outstanding under our warehouse line. If our Seller Financing Program counterparty becomes distressed, we may have difficulty in taking possession of the properties and completing improvements necessary to market the homes for sale.

We had outstanding balances under repurchase agreements with 16 counterparties at June 30, 2016. The following table presents information with respect to any counterparty for repurchase agreements for which we had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2016:

Table 33
Counterparty	Counterparty Rating(1)	Amount of Risk(2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Wells Fargo (3)	AA-/Aa1/AA	$111,321	4	16.74%
RBC (4)	AA-/Aa3/AA	$72,396	1	10.89%
UBS	A-/Ba1/A	$34,193	1	5.14%

(1)	The counterparty rating presented is the long-term issuer credit rating as rated at June 30, 2016 by Standard & Poor’s Ratings Services, Moody’s Investor Services, Inc. and Fitch, Inc., respectively.

(2)
The amount at risk reflects the difference between (a) the amount loaned to us through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by us as collateral, including accrued interest receivable on such securities.

(3)
Includes amounts at risk with Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. Counterparty rating is the rating for Wells Fargo Bank, N.A. which represents $91,002 of the total exposure. The remaining exposure is to Wells Fargo Securities, LLC which was rated AA- by Standard & Poor’s Ratings Services as of June 30, 2016.

(4)
Includes amounts at risk with Royal Bank of Canada and RBC (Barbados) Trading Bank Corporation. Counterparty rating is the rating for Royal Bank of Canada, which represents $30,229 of the total exposure. The remaining exposure is to RBC (Barbados) Trading Bank Corporation which was rated A2 by Moody’s Investor Services, Inc. at June 30, 2016.

We maintain cash deposits with what we believe to be high credit quality financial institutions and invest in money market funds. Money market funds are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other U.S. Government agency. At June 30, 2016, we had cash and cash equivalents of $104,168, which was primarily comprised of deposits with our prime broker domiciled in the U.S., substantially all of which was in excess of applicable insurance limits, and $40,051 invested in a money market fund.
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
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2016, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
During the period ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. After the announcement of the execution of the Merger Agreement, two putative class action lawsuits challenging the proposed First Merger (as defined in the Merger Agreement), captioned Aivasian v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001532 and Wiener v. Apollo Residential Mortgage, Inc., et al., No. 24-C-16-001837, were filed in the Circuit Court for Baltimore City (the “Court”). A putative class and derivative lawsuit was later filed in the Court captioned Crago v. Apollo Residential Mortgage, Inc., No. 24-C-16-002610. Following a hearing on May 6, 2016, the Court entered orders among other things, consolidating the three actions under the caption In Re Apollo Residential Mortgage, Inc. Shareholder Litigation, Case No.: 24-C-16-002610. The plaintiffs have designated the Crago complaint as the operative complaint. The operative complaint includes both direct and derivative claims, names as defendants the Company, the Board, ARI, Arrow Merger Sub, Inc., Apollo and Athene Holdings LTD. and alleges, among other things, that the members of the Board breached their fiduciary duties to the Company’s stockholders and that the other corporate defendants aided and abetted such fiduciary breaches. The operative complaint further alleges, among other things, that the proposed First Merger involves inadequate consideration, was the result of an inadequate and conflicted sales process, and includes unreasonable deal protection devices that purportedly preclude competing offers. It also alleges that the transactions with Athene are unfair and that the registration statement on Form S-4 filed with the SEC on April 6, 2016 contains materially misleading disclosures and omits certain material information. The operative complaint seeks, among other things, certification of the proposed class, declaratory relief, preliminary and permanent injunctive relief, including enjoining or rescinding the First Merger, unspecified damages, and an award of other unspecified attorneys’ and other fees and costs. On May 6, 2016, counsel for the plaintiffs filed with the Court a stipulation seeking the appointment of interim co-lead counsel, which stipulation was approved by the Court on June 9, 2016. The defendants believe that the claims asserted in the complaints are without merit and intend to vigorously defend the lawsuits.
As has been reported in the press, on May 13, 2016, the Company and our Manager, were among several entities that received subpoenas from the New York State Department of Financial Services requesting documents relating to seller-financed real estate contracts. The Company and our Manager are cooperating fully with the requests.

ITEM 1A.	Risk Factors
For a discussion of our risk factors, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Risk Factors” in our Proxy Statement/Prospectus on Schedule 14A filed on July 27, 2016. There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015 and the risk factor section contained in our Proxy Statement/Prospectus on Schedule 14A filed on July 27, 2016. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

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

2.2
Amendment No. 1, dated as of June 30, 2016, to the Agreement and Plan of Merger, dated as of February 26, 2016, by and among Apollo Residential Mortgage, Inc, Apollo Commercial Real Estate Finance, Inc. and Arrow Merger Sub, Inc., incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on July 1, 2016 (File No.: 001-35246).

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

10.4	Apollo Residential Mortgage, Inc. 2011 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Form S-8 (Registration No. 333- 175824).

10.5	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.6	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 5, 2015.

10.7	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-172980).

10.8	Form of Restricted Stock Unit Award Agreement granted on March 17, 2016, incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended March 31, 2016.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO RESIDENTIAL MORTGAGE, INC.

August 9, 2016

By:	/s/ Michael A. Commaroto
Michael A. Commaroto
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory W. Hunt
Gregory W. Hunt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)